Form 10-Q
period 2013-04-30
Oro Capital Corporation, Inc.
filed 2013-10-28
CIK 1562733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission File No. 333-185103

ORO CAPITAL CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	99-0379440
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

23 Dassan Island Drive
Plettenberg Bay, 6600
South Africa
(Address of principal executive offices, zip code)

+27 764965865
 (Registrant’s telephone number, including area code)
_____________________________________________________
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act):   Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes  ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 28, 2013, there were 6,000,000 shares of common stock, $0.001 par value per share, outstanding.

Index

ORO CAPITAL CORPORATION
(An Exploration Stage Company)
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED APRIL 30, 2013

INDEX

Index		Page

Part I. Financial Information

Item 1.	Financial Statements.	4

	Balance Sheets as of April 30, 2013 (Unaudited) and July 31, 2012.	4

	Statements of Operations for the three and nine months ended April 30, 2013 and 2012, and the period from December 29, 2010 (Inception) to April 30, 2013 (Unaudited).	5

	Statements of Cash Flows for the nine months ended April 30, 2013 and 2012, and the period from December 29, 2010 (Inception) through April 30, 2013 (Unaudited).	6

	Notes to Financial Statements (Unaudited).	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	19

Item 4.	Controls and Procedures.	19

Part II. Other Information

Item 1.	Legal Proceedings.	19

Item 1A.	Risk Factors.	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	19

Item 3.	Defaults Upon Senior Securities.	20

Item 4.	Mine Safety Disclosures.	20

Item 5.	Other Information.	20

Item 6.	Exhibits.	20

Signatures		21

Index

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Oro Capital Corporation, a Nevada corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the volatility of minerals prices, the possibility that exploration efforts will not yield economically recoverable quantities of minerals, accidents and other risks associated with mineral exploration and development operations, the risk that the Company will encounter unanticipated geological factors, the Company’s need for and ability to obtain additional financing, the possibility that the Company may not be able to secure permitting and other governmental clearances necessary to carry out the Company’s exploration and development plans, other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

Our management has included projections and estimates in this Form 10-Q, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Index

PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS.

ORO Capital Corporation
(An Exploration Stage Company)
Balance Sheets
April 30, 2013 and July 31, 2012
(Unaudited)

	April 30, 2013	July 31, 2012

ASSETS

Current Assets
Cash	$3,587	$4,000

Total Current Assets	3,587	4,000

Total Assets	$3,587	$4,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts Payable and Accrued Liabilities	$3,000	$3,000

Due to Directors	20,691	15,000

Total Liabilities	23,691	18,000

Stockholders’ Equity ( Deficit)

Common Stock (75,000,000 shares authorized, par value 0.00001, 5,000,000 shares issued and outstanding for both April 30, 2013 and July 31, 2012)	50	50

Additional paid-in capital	16,502	10,997

Deficit accumulated during the exploration stage	(36,656)	(25,047)

Total Stockholders’ Equity (Deficit)	(20,104)	(14,000)

Total Liabilities and Stockholders’ Equity (Deficit)	$3,587	$4,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

Index

ORO Capital Corporation
(An Exploration Stage Company)
Statements of Operations
For the Three and Nine Month Periods Ended April 30, 2013 and 2012
and Inception (December 29, 2010) to April 30, 2013
(Unaudited)

	Three Month Period Ended April 30, 2013	Three Month Period Ended April 30, 2012	Nine Month Period Ended April 30, 2013	Nine Month Period Ended April 30, 2012	Inception December 29, 2010 to April 30, 2013

Operating Expenses

Consulting services	$750	$-	$2,250	$-	$7,000

General and administrative	99	-	904	-	924

Rent	750	-	2,250	-	7,000

Legal and accounting	800	-	5,200	-	13,180

Impairment of Mineral Claims	-	-	-	-	6,000

Total Operating Expenses	2,399	-	10,604	-	34,104

Other Expense
Imputed Interest Expense	405	-	1,005	-	2,552

Net Loss	$(2,804)	$-	$(11,609)	$-	$(36,656)

Net Loss Per Common Share –
Basic and Diluted	$(0.00)	$0.00	$(0.00)	$0.00

Weighted Average Number of Common Shares Outstanding	5,000,000	5,000,000	5,000,000	5,000,000

 (The Accompanying Notes are an Integral Part of These Financial Statements)

Index

ORO Capital Corporation
(An Exploration Stage Company)
Statements of Cash Flows
For the Nine Month Periods Ended April 30, 2013 and 2012
and Inception (December 29, 2010) to April 30, 2013
 (Unaudited)

	Nine Month Period Ended April 30, 2013	Nine Month Period Ended April 30, 2012	Inception December 29, 2010 to April 30, 2013

Operating Activities

Net loss	$(11,609)	$-	$(36,656)

Adjustments to reconcile net loss to cash used in operating activities:
Impairment of mineral claims	-	-	6,000
Imputed interest expense	1,005	-	2,552
Donated consulting services and rent expenses	4,500	-	14,000
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	-	-	3,000

Net Cash Provided by (Used) in Operating Activities	(6,104)	-	11,104

Investing Activities

Purchase of mining claims	-	-	(6,000)

Net Cash Used for Investing Activities	-	-	(6,000)

Financing Activities

Borrowings on debt-related party	5,691	-	20,691

Net Cash Provided by Financing Activities	5,691	-	20,691

Increase (Decrease) in Cash	(413)	-	3,587

Cash - Beginning of Period	4,000	-	-

Cash - End of Period	$3,587	$-	$3,587

Supplemental Disclosure of Cash Flow Information Cash paid during the period for :
Interest	$-	$-	$-
Income taxes	$-	$-	$-

(The Accompanying Notes are an Integral Part of These Financial Statements)

Index

 ORO Capital Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
 (Unaudited)
NOTE 1 – NATURE OF OPERATIONS

DESCRIPTION OF BUSINESS AND HISTORY

The Company was incorporated on December 29, 2010 in the State of Nevada. The Company is an exploration stage corporation. An exploration stage corporation is one engaged in the search for mineral deposits or reserves which are not in either the development or production stage. The Company intends to explore for diamond-bearing kimberlite on its mining property.

The Company does not have any revenues and has incurred losses since inception. Currently, the Company has no operations, has been issued a going concern opinion and relies upon the sale of our securities and loans from its sole officer and director to fund operations.

NATURE OF OPERATIONS

GOING CONCERN - These financial statements have been prepared on a going concern basis, which implies ORO Capital Corporation will continue to meet its obligations and continue its operations for the next fiscal year.  Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should ORO Capital Corporation be unable to continue as a going concern.  As at April 30, 2013 ORO Capital Corporation has a working capital deficiency, has not generated revenues and has accumulated losses of $36,656 (2012: $25,047) since inception.  The continuation of ORO Capital Corporation as a going concern is dependent upon the continued financial support from its shareholders, the ability of ORO Capital Corporation to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  These factors raise substantial doubt regarding the ORO Capital Corporation’ ability to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION -These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is July 31.

USE OF ESTIMATES - The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to the useful life and recoverability of long-lived assets, stock-based compensation and deferred income tax asset valuation allowances. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us July differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents.  We had no cash equivalents at April 30, 2013 or July 31, 2012.

EXPLORATION STAGE ENTITY – The Company complies with FASB guidelines for its description as an exploration stage company.

Index

ORO Capital Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
 (Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

IMPAIRMENT POLICY – In 2011 the Company paid $6,000 for the mining project.  At July 31, 2012, the Company did an assessment whether this payment would meet the characteristics required to record it as an asset at year-end and determined that an impairment charge of $6,000 should be reflected as of July 31, 2012 because the Company could not substantiate that there would be a future economic benefit arising from this payment.

IMPUTED INTEREST – The Company calculates imputed interest expense at an interest rate of 8% (2012: 8%) per annum.  Interest expense for the nine months ended April 30, 2013 was $405 (2012:$1,005)

INCOME TAXES - The Company accounts for income taxes under the provisions issued by the FASB which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company computes tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

LOSS PER COMMON SHARE - The Company reports net loss per share in accordance with provisions of the FASB.  The provisions require dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of April 30, 2013 and July 31, 2012, there were no common stock equivalents outstanding.

FAIR VALUE OF FINANCIAL INSTRUMENTS - Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of April 30, 2013 and July 31, 2012. The Company’s financial instruments consist of cash.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

Index

ORO Capital Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
 (Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

In October 2012, the FASB issued Accounting Standards Update ASU 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 has not had a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 has not had a material impact on our financial position or results of operations.

Index

ORO Capital Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
 (Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the impact, if any, that the adoption of this pronouncement may have on its results of operations or financial position.

NOTE 3 –MINING CLAIM

The Company intends to conduct exploration activities on the Shipman Diamond Project, which is located 50 kilometers northeast of Prince Albert, Saskatchewan, Canada and 2 kilometers north of the village of Shipman. Oro Capital Corporation has acquired a 100% interest in the Project.

NOTE 4 -INCOME TAXES

Deferred income taxes July arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.   The company does not have any uncertain tax positions.

The Company currently has net operating loss carryforwards aggregating $36,656 (2012: $25,047), which expire through 2030. The deferred tax asset related to the carryforwards has been fully reserved.

The Company has deferred income tax assets, which have been fully reserved, as follows as of April 30, 2013 and July 31, 2012:

	2013	2012

Deferred tax assets	$7,036	$4,900
Valuation allowance for deferred tax assets	(7,036)	(4,900)
Net deferred tax assets	$-	$-

NOTE 5 – FAIR VALUE MEASUREMENTS

The Company adopted ASC No. 820-10 (ASC 820-10), Fair Value Measurements.  ASC 820-10 relates to financial assets and financial liabilities.

ASC 820-10 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions.

Index

ORO Capital Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
(Unaudited)

NOTE 5 – FAIR VALUE MEASUREMENTS – Continued

ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in SFAS 13. ASC 820-10 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions, about market participant assumptions, that are developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under ASC 820-10 are described below:

●	Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

●	Level 2
Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

●	Level 3
Inputs that are both significant to the fair value measurement and   unobservable. These inputs rely on management's own assumptions about the assumptions that market participants would use in pricing the asset or liability. (The unobservable inputs are developed based on the best information available in the circumstances and July include the Company's own data.)

The following presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of April 30, 2013 and July 31, 2012:

Level 1: None
Level 2: None
Level 3: None
Total Gain (Losses): None

NOTE 6 - RELATED PARTY TRANSACTIONS

During the nine months ended April 30, 2013 the Company recognized a total of $4,500 (2012: $0) for rent and services from directors for rent at $250 per month and at $250 per month for consulting services provided by the President and Director of the Company. These transactions are recorded at the exchange amount which is the amount agreed to by the transacting parties.

A director has advanced funds to us for our legal, audit, filing fees, general office administration and cash needs. As of April 30, 2013, the director has advanced a total of $20,691 (2012: $15,000).  These advanced funds are due on demand and have no stated interest rate.  Imputed interest of $1,005 was recorded during the period ended April 30, 2013.

Index

ORO Capital Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
(Unaudited)

NOTE 7 - COMMON STOCK

As of April 30, 2013, ORO Capital Corporation has issued 5,000,000 common shares to the Company’s founders.

NOTE 8 – SUBSEQUENT EVENTS

On June 27, 2013 ORO Capital Corporation has issued 1,000,000 common shares for $0.04 per share for total proceeds of $40,000.

On August 7, 2013, magnetometer survey was completed on the Shipman property by Discover Int’l Geophysics Inc.  The geophysical data is currently being plotted and interpreted.  There were no other subsequent events up to the date the financial statements were issued.

Index

 ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Oro Capital Corporation, a Nevada corporation (the “Company”), and exploration-stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the July 31, 2012 audited financial statements and related notes included in the Company’s Form S-1, as amended (File No. 333-185103; the “Form S-1”), as filed with the Securities and Exchange Commission (“SEC”) on June 14, 2013 and declared effective by the SEC on June 14, 2013.  Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements

 OVERVIEW

The Company was incorporated in the State of Nevada on December 29, 2010 and established a fiscal year end of July 31. It is an exploration-stage company.

Going Concern

To date the Company has little operations or revenues and consequently has incurred recurring losses from operations. No revenues are anticipated until we complete the financing we endeavor to obtain, as described in the Form S-1, and implement our initial business plan. The ability of the Company to continue as a going concern is dependent on raising capital to fund our business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

At April 30, 2013, our activities have been financed from the proceeds of share subscriptions and loans from one shareholder. From our inception to April 30, 2013, we have incurred $20,691 in unsecured, no-term, no interest loan from Danny Aaron, our sole officer and director.

The Company plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the policies below as critical to our business operations and to the understanding of our financial results:

BASIS OF PRESENTATION -These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is July 31.

USE OF ESTIMATES - The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to the useful life and recoverability of long-lived assets, stock-based compensation and deferred income tax asset valuation allowances. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us July differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

Index

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents.  We had no cash equivalents at April 30, 2013 or July 31, 2012.

EXPLORATION STAGE ENTITY – The Company complies with FASB guidelines for its description as an exploration stage company.

IMPAIRMENT POLICY – In 2011 the Company paid $6,000 for the mining project.  At July 31, 2012, the Company did an assessment whether this payment would meet the characteristics required to record it as an asset at year-end and determined that an impairment charge of $6,000 should be reflected as of July 31, 2012 because the Company could not substantiate that there would be a future economic benefit arising from this payment.

IMPUTED INTEREST – The Company calculates imputed interest expense at an interest rate of 8% (2012: 8%) per annum.  Interest expense for the nine months ended April 30, 2013 was $405 (2012:$1,005)

INCOME TAXES - The Company accounts for income taxes under the provisions issued by the FASB which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company computes tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

LOSS PER COMMON SHARE - The Company reports net loss per share in accordance with provisions of the FASB.  The provisions require dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of April 30, 2013 and July 31, 2012, there were no common stock equivalents outstanding.

FAIR VALUE OF FINANCIAL INSTRUMENTS - Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of April 30, 2013 and July 31, 2012. The Company’s financial instruments consist of cash.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

●
Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

Index

●
Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

In October 2012, the FASB issued Accounting Standards Update ASU 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 has not had a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 has not had a material impact on our financial position or results of operations.

Index

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the impact, if any, that the adoption of this pronouncement may have on its results of operations or financial position.

PLAN OF OPERATION

During the next twelve months we plan to spend funds from our working capital balance as follows:

(1)	Costs related to legal fees for the preparation and of the subsequent Form S-1 registration statement with the SEC.

(2)	Costs related to the examination of potential property acquisitions.

(3)	Costs of acquiring mineral properties.

(4)	Costs related to trenching and surface sampling.

(5)	Costs related to analyzing mineral claims.

(6)	Salaries to be paid to officers of the corporation.

(7)	Costs for accounting and auditing services.

(8)	Costs of stationary, mail, telephone & other office supplies.

(9)	Our exploration program would consist of the following 3 Phases to be carried out to test for diamond-bearing kimberlites within the project.

 PHASE I (mag survey)

Phase 1 of our exploration program would consist of a ground-based magnetometer survey over the claim and is estimated to cost $10,000USD. We will not begin exploration until about January 2014.  It is recommended that 3 different phases (Phase 1, Phase 2 and Phase 3) of exploration programs be carried out to test for diamond-bearing kimberlites within the project.  To commence Phase 1 exploration program we would need $10,000 which would be spent as follows:

Preliminary review of assessment work	$1,000.00
Mobilization/demobilization of crew	$1,000.00
Pace and compass/GPS lines, estimated 7 line km, 25 m spacing	$2,000.00
Detailed magnetometer survey, 7 line km	$2,000.00
Base station and instrument rental	$1,000.00
Consumables – flagging, pickets etc.	$100.00
Accommodation/meals, 3 men	$400.00
Drafting and report	$1,500.00
Contingencies	$1,000.00

TOTAL COST, PHASE 1 PROGRAM	$10,000.00

Index

Based on positive findings from Phase 1 exploration program management would decide if exploration Programs Phase 2 and Phase 3 should be commenced. If we don’t have enough funds for Phase 2 and Phase 3 exploration programs, we will have to find alternative funding sources, like a second public offering, a private placement of securities, or loans from our officers or others. At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely  We expect to complete our public offering within 60 days of the effective date.

PHASE 1:

●
initiate the 45 day permitting process within 30 days of completing our public offering and money being available to company for both the Phase I mag survey and the Phase II survey (to expedite the permitting process work and to reduce administrative redundancy);

●	mobilize the geophysical contractor to complete the mag survey within 90 days from completing our offering; and
●	we will require approximately 3 weeks to complete the survey and the data interpretation and summary report of our findings.

Based on positive results from the Phase I mag survey - Phase II could be planned.

PHASE 2

Based on results of the Phase 1 work a Phase 2 program would be initiated to provide additional information. This exploration program would consist of a gravity survey to test the best targets determined from the Phase 1 work. The estimated cost of the Phase 2 program is $20,000USD.

This exploration program would consist of the following:

●	previously permitted at time of Phase I permitting;

●	could commence 6-7 months from date of the date we completed our public offering (June 2013) and based on the positive results of Phase 1; and

●	the geophysical contractor would require approximately 30 days to complete the survey, data processing and final summary report containing their results and recommendations.

PHASE 3.

Upon the completion of Phases 1 and 2, and based on positive results, a diamond drill program would be initiated on targets generated by the first two phases of work.  This would consist of approximately 1000 m of drilling . The estimated cost of the Phase 3 program is $250,000USD.

Phase 3 program would consist of the following steps:

●	the 45 days permitting process could be initiated upon the Companies receipt of the Phase 2 results. (permitting process could begin anytime funding is available );
●	mobilize drill contractor to site within 11 months of completing our public offering;
●	drilling would take approximately 3 weeks to complete;
●	drill core laboratory analysis would require an additional 5 weeks (approximately); and
●	the preparation of a report detailing the results of the drill program together with any correlation to previous geophysical survey results would require an additional 4 weeks.

The Phase 3 program would require a total of 18 weeks (4.5 months) from initiating of permitting process to receipt of final geological report.

Index

At this point completion of the drilling would be approximately 16 months after completing our public offering. Oro Capital Corporation relied on the expert opinion and recommendations of Mr. Duncan Bain, Professional Geoscientist and whose Consent has been filed as an exhibit to S-1. Dr. Duncan J. Bain, Professional Geoscientist, is the prior owner of the property and prepared a technical report entitled “Summary Report on the Shipman Diamond Project (the “Technical Report”). We have consulted with Dr. Bain from time to time and believe our estimates are reasonable in light of Dr. Bain’s expertise.

Our president has advanced $15,000 in the form of a non-interest bearing loan which is in the form of a Promissory and Future Advances Note dated May 28, 2013. Under the terms of the note, Mr. Danny Aaron, our President and sole shareholder, has agreed to advance up to $45,000 to the Company, if, as and when requested. We believe that Mr. Aaron has the financial capability to advance monies as set forth under the Note but we are subject to the uncertainties that may affect Mr. Aaron’s ability to loan money.

In the event that the proceeds raised are insufficient to start exploring, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not raise all of the money we need to complete our exploration of the property, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

Results of Operations

Three-Month Periods Ended April 30, 2013 and 2012

We recorded no revenues for the three months and nine months ended April 30, 2013 and 2012.  From the period of December 29, 2010 (inception) to April 30, 2013, we recorded no revenues.

For the three months ending April 30, 2013, we incurred expenses of $2,804, consulting services of $750, general and administrative expenses of $99, rent of $750, legal and accounting services of $800 and imputed interest expense of $405.  By comparison, for the three months ending April 30, 2012, we incurred no expenses.  Our net loss for the three months ending April 30, 2013 was $2,804, and our net loss for the three months ending April 30, 2012 was $0.

For the nine months ending April 30, 2013, we incurred expenses of $11,609, consisting of consulting services of $2,250, general and administrative expenses of $904, rent of $2,250, legal and accounting services of $5,200 and imputed interest expense of $1,005.  By comparison, for the nine months ending April 30, 2012, we incurred no expenses.  Our net loss for the nine months ending April 30, 2013 was $11,609, and our net loss for the nine months ending April 30, 2012 was $0.

From the period of December 29, 2010 (inception) to April 30, 2013, our net loss was $36,656.

Liquidity and Capital Resources

At April 30, 2013, we had a cash balance of $3,587.  At that time, we did not have sufficient cash on hand to commence Phase 1 of our exploration program or to fund our ongoing operational expenses beyond 12 months. We will need to raise funds to commence our exploration program and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock or sale of part of our interest in our mineral claims. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company.  We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration activities and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of our minerals claims and our business will fail.

Index

Subsequent Events

On June 27, 2013 ORO Capital Corporation has issued 1,000,000 common shares for $0.04 per share for total proceeds of $40,000.

On August 7, 2013, magnetometer survey was completed on the Shipman property by Discover Int’l Geophysics Inc.  The geophysical data is currently being plotted and interpreted.  There were no other subsequent events up to the date the financial statements were issued.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

 DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of April 30, 2013.

There were no changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is not currently subject to any legal proceedings. From time to time, the Company may become subject to litigation or proceedings in connection with its business, as either a plaintiff or defendant. There are no such pending legal proceedings to which the Company is a party that, in the opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition or results of operations.

ITEM 1A. RISK FACTORS

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Index

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

 ITEM 4. MINE SAFETY DISCLOSURES.

None.

 ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a) Exhibits required by Item 601 of Regulation SK.

Number	Description

3.1	Articles of Incorporation*

3.2	Bylaws*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
_____________________
*    Filed and incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-185103), as filed with the Securities and Exchange Commission on November 21, 2012.

**  XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORO CAPITAL CORPORATION
(Name of Registrant)

Date: October 28, 2013	By:	/s/ Danny Aaron
Name: Danny Aaron
Title: President, Chief Executive Officer, Secretary, Treasurer and Director (principal executive officer, principal financial officer, and principal accounting officer)

Index

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation*

3.2	Bylaws*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
_____________________

*    Filed and incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-185103), as filed with the Securities and Exchange Commission on November 21, 2012.

**  XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.