Form 10-K
period 2013-07-31
Oro Capital Corporation, Inc.
filed 2013-10-28
CIK 1562733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2013

Commission File No. 333-185103

ORO CAPITAL CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	99-0379440
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

23 Dassan Island Drive
Plettenberg Bay, 6600
South Africa
(Address of principal executive offices, zip code)

(613) 482-4886
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year,
if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to section 12(g) of the Act:
Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

At January 31, 2013, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was $0.  At October 28, 2013, there were 6,000,000 shares of the Registrant’s common stock, $0.00001 par value per share, outstanding. At July 31, 2013, the end of the Registrant’s most recently completed fiscal year, there were 6,000,000 shares of the Registrant’s common stock, par value $0.00001 per share, outstanding.

ORO CAPITAL CORPORATION

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of Oro Capital Corporation, a Nevada corporation, contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the volatility of minerals prices, the possibility that exploration efforts will not yield economically recoverable quantities of minerals, accidents and other risks associated with mineral exploration and development operations, the risk that the Company will encounter unanticipated geological factors, the Company’s need for and ability to obtain additional financing, the possibility that the Company may not be able to secure permitting and other governmental clearances necessary to carry out the Company’s exploration and development plans, other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

Our management has included projections and estimates in this Form 10-K, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

All references in this Form 10-K to the “Company”, “Oro Capital”, “we”, “us,” or “our” are to Oro Capital Corporation.

PART I
ITEM 1.  BUSINESS

ORGANIZATION WITHIN THE LAST FIVE YEARS

Oro Capital Corporation (the “Company”) is an exploration-stage company engaged in exploration in Saskatchewan Province, Canada, for commercially recoverable metal-bearing mineral deposits. The Company has not yet identified any proven or probable mineral reserves, and only limited exploration activity has so far been undertaken, primarily by governmental bodies in Saskatchewan Province. Provided the Company successfully identifies commercializable mineral deposits, it intends to engage in a joint venture or partnership with a larger, more established mining operator to commence mining, processing and distributing the mineral deposits.

We were incorporated under the laws of Nevada in December, 2010. Currently, we have only one officer or director, Mr. Danny Aaron. Our address is 23 Dassan Island Drive, Plettenberg Bay, 6600 South Africa.

Our CEO, Danny Aaron, is presently our only employee. Mr. Aaron devotes approximately 10% of his time, or four hours per week to the Company.  We expect to conduct most of our activities through third party independent contractors, although we have engaged no such contractors at present.

Our Industry

Diamonds are the most concentrated form of carbon and are differentiated from other substances by unique crystal structure. This structure identifies the bond among a repeating arrangement of compounds or elements that produce a solid entity. In fact, the diamond consists of the strongest chemical bond known today, lending to the diamond's exceptionally resilient properties.

The natural process through which diamonds form adds an allure. Diamonds typically form deep within the earth where there exist conditions of extreme heat and pressure, with evidence suggesting that diamonds have formed hundreds of miles below the earth's surface. Temperatures in excess of one thousand degrees Celsius and pressure of at least fifty kilobars are conditions necessary for diamond formation, with the atmospheric pressure at sea level measuring just one kilobar. In some cases, diamonds form at shallower depths which exhibit abnormally high levels of pressure, though the quality of these diamonds is generally lower than those which form deep within the earth.

Diamond deposits that are large enough for mining are generally located in cratons, which are vast areas of the earth’s crust which have reasonably stable properties and cover a large percentage of most continents. Cratons consist of a substantial crust with roots that extend into the earth's mantle below. Diamonds are transported to the earth's surface by magma, or liquid volcanic rock traveling through these roots, which cools and hardens as it reaches the cooler temperature of the earth’s surface. During this hardening process, cone shaped diamond deposits materialize, named kimberlite pipes after Kimberley, South Africa where the first kimberlite pipe was found. While diamonds are occasionally discovered in meteorites and different types of rocks, most diamonds have historically been found in kimberlite pipe deposits.

The value of the diamond extends far beyond the exquisite beauty that makes it popular for use in fine jewelry. The hardest substance known to man, diamonds can also withstand extreme pressure and shock, making them valuable for industrial use in tools for cutting, polishing, drilling and grinding. Flawed diamonds that are not suited for jewelry as well as synthetic diamonds are often designated for such manufacturing applications.

Until the 1990's junior miners in Canada really didn't do much diamond exploration. There were a few in far out of the way places, but most juniors were pre-occupied with precious metals. But in the early 90's that all changed. The discovery of diamonds in Canada’s north, in the NWT sent the junior mining industry into a frenzy.

Source:

http://www.articlesbase.com/science-articles/science-of-diamonds-164303.html

Canada represents a unique opportunity within the global metals and mining market. Driven by a powerful combination of abundant natural resources and a secure investment climate, it has firmly established itself as a global mining centre. Over 1,400 mining companies now list on Canada’s national exchange, which is a majority of the world’s listed mining firms.

The strength of Canada’s mining industry has been a key driver of economic growth. As one of the world’s largest producers of metals and minerals – holding twelve top-five production rankings – mining is vital to Canada’s economy, contributing $40 billion in 2008. It is also an important supplier to global markets, with over 80% of production exported. Having led the world in exploration spending since 2004, the outlook for mining in Canada remains robust.

In May, 2011, the Saskatchewan Mining Association published a fact sheet that showed the following:

●	In 2008 mining accounted for $7.7 Billion in Saskatchewan’s GDP (roughly 12% of the total economy);
●	Since 2008, the industry has grown at a rate of $1.4 Billion per year, which growth is expected to last until 2028;
●	In 2009 Saskatchewan mineral production was valued at $5 Billion, down from the high of $9.7 Billion established in 2008 but still accounting for 15.6% of all of Canada’s output,
●	In the past 3 years $1 Billion has been invested in mineral exploration in Saskatchewan.);
●	Mining employs about 6% of the workforce, which is expected to grow to 17% by 2028.

http://www.saskmining.ca/info/Fact-Sheets/fact-sheet-q-a.html

The Mining Association of Canada (“MAC”) published its 2012 Facts and Figures (for 2011) and reported:

●	Canadian mining generated revenues of $36 Billion in 2010;
●	Canada led the world in mining investment with 19% of all worldwide investment;
●	MAC estimates $136 Billion in additional investment over the next decade;
●	Mineral pricings increased in 2010 and pulled back slightly in 2011;
●	Saskatchewan was second only to Ontario in mining revenues among Canadian provinces;
●	Canada had no diamond exports in 1998 but $2.8 Billion by 2008.

https://docs.google.com/viewer?url=http%3A%2F%2Fwww.mining.ca%2Fwww%2Fmedia_lib%2FMAC_Documents%2FF%26F2011-English.pdf

Sales and Marketing

We are seeking to explore further on our property for commercializable diamond bearing kimberlite bodies deposits. Diamond bearing kimberlite bodies can be freely sold and marketed throughout the Canada. We do not expect to be engaged in the sales and marketing of the minerals. We intend to focus on the exploratory phase and, if successful, to partner with a larger, more experienced, and better financed mining company.

Current Business Operations

Our Business

We intend to become engaged in the exploration for commercially recoverable metal-bearing mineral deposits, such as diamond bearing kimberlite bodies. Currently, our exploration activities are in  Located 2 kilometers N of the village of Shipman, 50 kilometers NE of Prince Albert, central Saskatchewan, Canada. The property is more specifically located at Latitude 53 o  30' 00” North, Longitude 104 o  58' 00” West;  NTS: 73H/07, 10.

While the company expects to hire local (Saskatchewan) based exploration companies to do the actual field exploration work, there is an 8 hour time difference between South Africa and Saskatchewan, Canada.  It will likely be impractical for Mr. Aaron to travel to Saskatchewan.  Further, the currencies of South Africa and Canada are different and there could be some issues with currency exchange rates. Currently the exchange rate is 8.977 South African Rands for 1 Canadian Dollar.

There are a number of qualified exploration companies and consultants (who are very familiar with diamond exploration techniques) operating in and around Saskatoon and LaRonge.  There can be no assurance that the company will have sufficient funds to acquire or maintain the services of these consultants.

Timetable of Exploration

We will begin Phase I of our exploration plan in about January 2014. Below is our exploration timeline:

Months from completing our public offering	1	2	3	4	5	6	7	8	9	10	11	12	13	14	15	16
Phase 1 - (Magnetic Survey)
Permitting	X	X	X
Field Work				X
Summary Results					X
Phase 2 - (Gravity Survey)
Field Work							X
Summary Report								X
Phase 3 - (Drilling)
Permitting												X	X
Drill Mobilization Drilling														X
Sample Analysis															X
Final Report																X

Business Strategies

Our business strategies and near-term plans are as follows

•	Further evaluate prospecting results to date;

•	Perform a rough survey of diamond bearing kimberlite bodies over a test area; and

•	Investigate other metallogenic areas, mainly through surface work, which may be combined with limited tunnel exploration and drilling.

 Mining Industry

General

If we successfully identify commercializable mineral deposits and obtain the required government license, our primary business activity is anticipated to be mining, processing and distributing diamond bearing kimberlite bodies, and other mineral products. Canada is currently a net importer of nonferrous metals. There are governmental restrictions on exploration and mining activity in Canada, discussed further below.

We believe that Canada will continue to industrialize and this will cause increased demand for industrial raw materials such as non-ferrous metals. We expect prices of non-ferrous metals to increase in the future, although prices may experience significant fluctuations.

LOCATION AND ACCESS

The Shipman Diamond Project is located 50 kilometers northeast of Prince Albert, Saskatchewan, Canada and 2 kilometers north of the village of Shipman (Figure 1, 2 & 3).

The Project is within the Southern Mining District. It consists of a single claim centered at Latitude 53 o  30' 00” North, Longitude 104 o  58' 00” West on the northwest corner of National Topographical Survey map sheet 073H/07 and the southwest corner of 073H/10.

There is excellent access by secondary township roads from Shipman, which are in turn accessed by paved 2-lane roads from Prince Albert. A rail line lies along the paved road directly south of the project. Accommodation, food and fuel are available at Prince Albert.

PHYSIOGRAPHY AND CLIMATE

The Project is flat-lying and lies at an elevation of 1600 m ASL. Land use in the region is agricultural, but the property itself is generally low, wet ground, with a stream cutting through the northwest quarter. There are small woodlots preserved and used for local cutting.  Predominant tree species are poplars and tamarack. The region is open to exploration, development and mining throughout the year.

The climate of this region is semi-arid.  The annual mean temperature (100 year average) for the area is 0.8°C. Monthly mean temperatures vary from -22°C (January) to +17°C (July). The annual mean precipitation is 406 mm, including 145 cm annual snowfall.

Prince Albert serves as a supply centre. The city has scheduled air links to Saskatoon and Regina. Two hydroelectric dams (Codette/Nipawin and E.B. Campbell) on the Saskatchewan River near Nipawin (within 50 km of the property) generate in excess of 500 MW of electrical power and a high voltage transmission line is in close proximity to the property. Cell phone coverage of this area is provided by SaskTel.

CLAIM INFORMATION AND PROPERTY OWNERSHIP

The Project consists of a single claim block having a total surface area of 256 hectares (one section or 632 acres). It lies 2 kilometers north of the village of Shipman along township and tertiary roads connected with paved Hwy. 55, within the northwest quarter of NTS map sheet 073H/07 and the southwest quarter of 073H/10.   The claim is registered in the name of Mr. Duncan Bain, of London, Ontario, Canada.  The claim is listed in Table 1 and shown in Figure 3. To maintain the property in good standing, Saskatchewan Industry and Resources (SIR) requires proof of exploration expenditures, or cash payment in lieu, of $12 per hectare per year (after the first year).  These assessment requirements amount to $3,072.00 for the project.  The first assessment due date is August 7, 2013.

TABLE 1 – CLAIM DATA

Block	Claim Number	Registered Owner	Area (Hectares)	Recording Date	Anniversary Date	Township/Range
Shipman	S-143740	Duncan Bain	256 hectares	August 8, 2011	August 7, 2013	All of Section 24, Township 52, Range 21 W of Second Meridian

Permits for exploration field work are administered by Saskatchewan Environment and Resource Management (the “SERM”), with regional offices in Prince Albert. No mineralized zones, mineral resources or mine workings are located on the property.

The permitting process in Saskatchewan will include a surface exploration permit and may require other permits if water, wildlife or vegetation are disturbed by the process. In order to obtain the appropriate permits an application must be submitted to a Ministry of Environment’s Ecological Protection Specialist. Verification from the Heritage Resources Branch and a map from the Conservation Data Centre must accompany the application. The cost of the  permit varies depending on the size of the tract and the number or laborer days involved. Many of the mining areas of Saskatchewan are inaccessible during the winter months.

The SERM has promulgated a set of mineral exploration guidelines as of 2012, which set forth SERM’s requirements and best practices for staking, clearing, work camps, drilling, hazardous materials and a variety of other matters that mining exploration companies are likely to encounter.   http://www.environment.gov.sk.ca/mineralexploration . The Company plans to abide by these guidelines insofar as relevant to the Company’s anticipated operations.

Surface Disturbance Permits are required for mineral exploration in Saskatchewan prior to any exploration work starting. The permit required is a Surface Exploration permit.

Legislation includes the Provincial Lands Regulations and the Environmental Management & Protection Act.

An application is submitted to the Ministry of Environment’s Ecological protection Specialist at the La Ronge Office, in Northern Saskatchewan. Permits need 45 days for approval and are in effect for 18 months.

Saskatchewan Environment (SERM) may require a closure report at the conclusion of a permitted mineral exploration program.   A Closure Report identifies any exceptions or deviations from the proposed plan. The closure report should contain sufficient detail so as to give department staff an understanding of actual and potential environmental and surface impacts that occurred during the permitted mineral exploration program.

The company is responsible for returning the disturbed areas to the state they were in prior to any exploration or development activity by the company.

Saskatchewan is a mining friendly jurisdiction.  In 2009, Natural Resources Canada ranked Saskatchewan as the number one Canadian jurisdiction in mineral value of sales for 2008, surpassing the historic jurisdictions of Ontario and British Columbia.

Drilling Samples for Caustic Fusion  Reverse Circulation Chips and/or Drill Core.

Sample Collection:

Drilling samples will be collected in approximately 15 pound sample sizes and will have depths to and from of each sample recorded.  They are then placed in doubled plastic bags. The inner bags are sealed with a plastic cable tie and the outer bag is sealed with a plastic cable tie and then sealed with a metal security tag.  The sample number is written on the bag.  Each bag is then placed in a plastic bucket with a tamper-proof lid and sealed.  The samples are assigned individual, generic sample numbers that do not indicate where the samples are from.

Kimberlite rock chips and dust (from the RC drill) are captured within a pre-labelled plastic  bag inside a 20 kg white pail.  The bag is then closed with a plastic cable tie and sealed with a security tag.  A 200kg caustic fusion sample corresponds to approximately 15.25 metres of kimberlite drilled depending on chip recovery.  The pail is labelled on the inside and the outside with a unique sample number then capped with a lid. The sample numbers do not  indicate the geographic location the sample was taken from.   The security tag numbers are recorded in a handbook and input to an electronic database for tracking before the samples are shipped. Kimberlite or not, a representative sample across each 1.5 m interval was collected for detailed microscope logging at every hole drilled.

Drill samples collected will be logged onsite and then stored in a secure 20 foot shipping container also onsite A project geologist will deliver the samples directly from the Property to SRC Laboratory in Saskatoon, Saskatchewan for caustic fusion analysis. (approximately a 3 hour drive)

Security seals are checked upon receipt by SRC and any damage will be noted.

All chain of custody information  is kept in a table  that will be sent to the Companies head office along with geological and sample location information. Representative hand samples of the kimberlite are collected. If there is more than one kimberlite type encountered or more than one locality of the one kimberlite, a sample from every type/area  is collected and referenced to the microdiamond sample.

Sample Processing at Laboratory:

(SRC Laboratory Procedure/Protocol for Caustic Fusion Sample Processing)

All samples for diamond analysis will be sent to SRC of Saskatoon, Saskatchewan,  Canada, an ISO/IEC 17025 accredited lab.

The caustic fusion method of diamond extraction is employed by SRC. For samples processed for diamonds > 106 μm, this method includes:

●	weighing the sample as it arrives
●	drying and crushing at 0.5 inch gap
●	fusing the sample with NaOH and adding tracers
●	discarding the -0.075 mm residue
●	again adding tracers and cleaning the +0.075 mm crude residue by chemical treatment
●	screening the chemically treated residue and discarding the 0.075 mm portion
●	using microscopes to recover and document the natural diamonds and recover the added tracers to the +0.106 mm fractions.

Each sample is checked twice to ensure that the all the diamonds have been recovered.

HISTORY

The Shipman project was recorded in August 8, 2011 in the name of Duncan Bain. It lies approximately 30 kilometers NNW of the Star deposit. To this date there is no known mineral resource on the property and no production of any kind has taken place. Oro Capital Corporation acquired a 70% interest in the property from Mr. Bain on September 1, 2011.  And on 21 st  of February 2012 100% interest in the property was transferred from Mr. Bain to Mr. Aaron, our president.

GEOLOGY

The northern part of the Fort a la Corne area, which contains the Shipman property, is underlain by the rocks of Cretaceous age (Figure 4, from Sask. Industry and Resources Internet website Geological Atlas, http://www.infomaps.gov.sk.ca/website/SIR_Geological_Atlas/ viewer. htm ).

Detailed geological information is sparse due to a thick mantle of overburden, approximately 100 m in depth, which covers the property. This overburden is a mixture of several phases of glacial till, fluvial and lacustrine gravel, sand, silt and clay, all of Pleistocene age. These multiple phases of sedimentary deposition have been repeatedly mixed by advance and retreat of continental glaciation so that original layering no longer exists. This reduces confidence in any till sampling program to test for diamond indicator minerals. Most of the bedrock data is provided from well drillings scattered throughout the general Fort à la Corne region, as well as assessment records of drilling in the project area. All known kimberlites in the Fort a la Corne area are found within the Upper and Lower Colorado Group units and the underlying Mannville Group rocks.

A probable contact between the Upper Colorado Group and Lower Colorado Group rocks underlies the property. The Lower Colorado unit is composed of sub-horizontally stratified shallow marine and subaerial fluvial deposits. The younger Upper Colorado Group rocks are composed of claystone-siltstone, mudstone/siltstone and shale/mudstone. To the south, in the area of the Star kimberlite pipe, these sediments have interbedded kimberlitic tuff layers. Although no drilling has been carried out on the Shipman property several drillholes are located in the area. The data from these holes is available from assessment reports available from the Saskatchewan government.

Deposit Type

This property which will be explored for diamond-bearing kimberlites of the Fort à la Corne type.  Kimberlites are very potassium-rich ultramafic intrusive rocks. Diamonds originate in the upper mantle at a depth of 150 to 300 kilometers below the surface. They are thought to be transported to surface as xenocrysts within ascending kimberlite magmas which have passed through the diamond-forming regions of the upper mantle.  The kimberlite magmas probably ascend from mantle depths along major (i.e. deep-penetrating) fault systems.  Larger intrusive bodies such as magnetite-bearing mafic and granitic intrusive bodies may also favour these fault systems (Gent, M.R., 1992; Jennings, C., 1989).

The Fort à la Corne kimberlites are stacked, well preserved crater facies deposits composed of ultramafic volcanics with hardly any diatreme facies (breccia) material reported. They were erupted into soft shallow marine sediments of the Upper Colorado Group. These ultramafic rocks are composed of olivine, pyrope garnet, Mg-ilmenite, chrome diopside, enstatite, Ti-poor phlogopite, spinels and a few minor minerals. This material weathers to a yellow to medium brown color. The garnet, Mg-ilmenite and chrome diopside are called “indicator minerals” and by their abundances can be used to select those kimberlites most likely to contain diamonds. Many of these indicator minerals are weakly to strongly magnetic and often produce a circular to oval shaped magnetic signature. Due to their relatively low cost, ground-based magnetometer surveys are an effective initial method to outline these magnetic signatures. There also exists the possibility that there is a density contrast between the ultramafic kimberlite pipes and the host fine clastic claystone-mudstone-siltstone-sandstone-conglomerate that may be reflected in a “bullseye” positive gravity anomaly.

MINERALIZATION

Due to the thick overburden cover on the Shipman property, no mineralization associated with diamond-bearing kimberlites has been exposed on surface. The only known kimberlite surface exposure in Saskatchewan is the glacially transported block exposed in a terrace on the north shore of Sturgeon Lake.  Extensive till sampling for indicator minerals has been conducted by Saskatchewan Geological Survey, and others, throughout central and southern Saskatchewan but no discernible trains or trends have been outlined which can be attributed to the Fort à la Corne area kimberlite bodies.  The reason for this seems to be that reworking of the thick overburden material during several phases of continental glaciation has completely obliterated any dispersion trains. Figure 5 is a sketch map showing the position of the Shipman claim in relation to the positions of known kimberlite pipes, some of which are diamond-bearing.

GEOPHYSICS

To this date no detailed geophysical surveys have been done over the Shipman property. However, a compilation of regional work has been carried out by Saskatchewan Industry and Resources and is shown in the Geological Atlas of Saskatchewan ( http://www. infomaps.gov.sk.ca/website/SIRGeological_Atlas/viewer.htm ). Filtering of that data has removed background “noise” to produce the  vertical derivative of the magnetic data. This work shows that the Shipman property lies at the northern end of a linear magnetic “high” suggestive of a NNW-SSE trending iron formation, probably part of the Archean basement (Figure 6). The magnetic contouring on the eastern side of this “high” has a sharp slope. Note that the kimberlites in close proximity to the Shipman property are found along this sharp slope, suggesting that they lie along a deep penetrating fault system. If true this structure would extend NNW through the Shipman property. Such a fault could act as a corridor to focus the movement of a kimberlite pipe to the paleosurface.

Similarly compilation of gravity survey data by the Saskatchewan government (Figure 7) shows that a weak circular “bullseye” is found partly into the southeast quarter of the Shipman property. This anomaly, produced by density contrast of the bedrock, could represent either the area of the linear iron formation closest to surface, or possibly a kimberlite pipe similar to those SSE of the property but closer to the paleosurface than those to the south.

CONCLUSIONS AND RECOMMENDATIONS

The Company acquired the Shipman Diamond mineral claim by an Agreement dated September 1, 2011 with Duncan Bain, who has also served as the consulting geologist on the project. Under the Agreement the Company received a 70% interest upon payment of $6,000 on September 1, 2011 and on 21 st  of February 2012 100% interest in the property was transferred from Mr. Bain to Mr. Aaron, our president; and Company is undertaking to cover the costs of exploration. The Company will be entitled to receive the return of all exploration costs prior to commencing a 70%-30% division of cash flow.

In addition, Duncan Bain is entitled to a 1% overriding gross royalty and a 2% net smelter royalty return. The 1% gross overriding royalty is payable on all gem and industrial diamonds recovered within 30 days of the end of each quarter. The 2% net smelter royalty is payable on monies realized from the sale of ores, concentrates or minerals other than diamonds. The 2% net smelter royalty is payable within 45 days of the end of each quarter, after the Company recovers certain costs.

The Company further agreed to pay Duncan Bain advance royalty payments at the rate of $25,000 per year commencing 36 months from September 1, 2011 and $50,000 per year commencing sixty months from that date.

The Shipman diamond project lies at the north end of the prolific Fort a la Corne kimberlite field. It consists of a single claim of 256 hectares. The property is directly north of staked ground (as of September 1, 2011) known to contain diamond-bearing kimberlite bodies. The property lies aligning a NNW-SSE trend of those kimberlite bodies, and these bodies lie along the eastern slope of a magnetic/gravity anomaly which may represent a deep penetrating fault system which would be favorable for movement of a kimberlite body to the paleosurface.

PHASE 1

It is therefore recommended that the following steps be carried out to test for diamond-bearing kimberlites within the project. Phase 1 would consist of a ground-based magnetometer survey over the claim and is estimated to cost $10,000USD.  Details of the costs of the   program are outlined in Table 2.

PHASE 2

Based on results of the Phase 1 work a Phase 2 program would be initiated to provide additional information. This exploration program (Table 3) would consist of a gravity survey to test the best targets determined from the Phase 1 work. The estimated cost of the Phase 2 program is $20,000USD.

PHASE 3

Upon the completion of Phases 1 and 2, and based on positive results, a diamond drill program would be initiated on targets generated by the first two phases of work.  This would consist of approximately 1000 m of drilling (Table 4). The estimated cost of the Phase 3 program is $250,000USD. Further work would be dependent on the results of the initial drilling.

Table 2 – Phase 1 Cost Estimate

Preliminary review of assessment work	$1,000.00
Mobilization/demobilization of crew	$1,000.00
Pace and compass/GPS lines, estimated 7 line km, 25 m spacing	$2,000.00
Detailed magnetometer survey, 7 line km	$2,000.00
Base station and instrument rental	$1,000.00
Consumables – flagging, pickets etc	$100.00
Accommodation/meals, 3 men	$400.00
Drafting and report	$1,500.00
Contingencies	$1,000.00
TOTAL COST, PHASE 1 PROGRAM	$10,000.00

Table 3 – Phase 2 Cost Estimate

Review of previous work	$1,500.00
Mobilization/demobilization of crew	$2,000.00
Pace and compass/GPS lines, estimated 7 line km, 25 m spacing	$3,000.00
Detailed gravity survey, 7 line km	$4,000.00
Base station and instrument rental	$2,000.00
Consumables – flagging, pickets etc	$1,000.00
Accommodation/meals, 3 men	$1,000.00
Drafting and report	$3,000.00
Contingencies	$2,500.00
TOTAL COST, PHASE 2 PROGRAM	$20,000.00

Table 4 – Phase 3 Cost Estimate

Review of previous work	$2,000.00
Mobilization/demobilization of crew	$10,000.00
Diamond drilling, all inclusive $200 per meter, 1000 m total	$200,000.00
Drafting and report	$10,000.00
Contingencies	$28,000.00
TOTAL COST, PHASE 3 PROGRAM	$250,000.00

REFERENCES

Ewert,  W. D.,    Brown, F. H., Puritch, E. J., Leroux, D. C., 2009, Technical Report and Resources Estimate Update On the Star Diamond Project, Fort a la Corne Area, Saskatchewan, Canada, for Shore Gold Inc. by P&E Mining Consultants Inc., Report No. 159

Gent, M.R. (1992): Diamond and Precious Gems of the Phanerozoic Basin, Saskatchewan: Preliminary Investigations; Sask. Energy and Mines Open File Report 92-2

Geological Atlas of Saskatchewan, 2011,   http://www. infomaps.gov.sk.ca/website/SIR GeologicalAtlas/ viewer.htm

Jellicoe, B.C., Robertshaw, P., Williamson, P. and Murphy, J., 1998; Summary of Exploration Activities and Results for the Fort à la Corne Diamond Project, Saskatchewan; in Summary of Investigations 1998, Saskatchewan Geological Survey, Sask. Energy Mines, Misc. Rep. 98-4, p. 144-157.

Jennings, C.M.H. (1989): Exploration for Diamondiferous Kimberlites and Lamproites; in “Modern Exploration Techniques”, Sask. Geol. Soc. Spec. Publ. No. 10

Kauffman, E.G., and Caldwell, W.G.E. (1993): The Western Interior Basin in Space and Time; in Caldwell. W.G.E. and Kauffman, E.G., Evolution of the Western Interior Basin; Geol. Assoc. of Canada Spec. Paper 39, p. 1-30

Kensington Resources Ltd. news releases and map, 2001-2005; from Kensington Resources Internet website www.kensington-resources.com

Mitchell, R.H. (1991): Kimberlites and Lamproites: Primary Sources of Diamonds; Geosci. Canada, vol. 18, no. 1, p.1

Shore Gold Inc. news releases and map, 2001-2011; from Shore Gold Internet website:  www.shoregold.com

COMPETITION

There are over 1,400 mining companies that list on Canada’s exchange. Most of those companies are larger, more experienced and have access to more capital resources. A number of competitors are in the diamond sector of the mining industry. A brief survey is as follows:

a.
The  Diavik Diamond Mine  is a diamond mine in the North Slave Region of the Northwest Territories, Canada, about 300 kilometers (190 mi) north of Yellowknife. [1]  It employs 700 persons, reports gross income of C$100 million in sales, and produces 8 million carats (1,600 kg (3,500 lb)) of diamonds annually.

Source:

http://en.wikipedia.org/wiki/Diavik_Diamond_Mine

b.
The  EKATI Diamond Mine  ("EKATI") is Canada's first surface and underground diamond mine. Between 1998 and 2009, the mine has produced 45 million carats (8,000 kg / 17,636 lb) of diamonds out of six open pits. [1]  As the high grade ore close to surface was depleted, development was completed to access the ore utilizing underground methods. Currently, there is one underground operation (Koala) with open-cut mining occurring in Fox Pit. [1]

Source:

http://en.wikipedia.org/wiki/Ekati_Diamond_Mine

c.
The  Gahcho Kué Diamond Project  is located on the Canadian tundra in the Northwest Territories. The Gahcho Kué Diamond Project is a 49% / 51% joint-venture between Mountain Province Diamonds Inc. and De Beers Canada Inc. [2] [3]  It is situated at Kennady Lake approximately 280 km (170 mi) east northeast of Yellowknife

Source:

http://en.wikipedia.org/wiki/Gahcho_Kue_Diamond_Mine_Project

d.	The Jericho Diamond Mine is a dormant diamond mine located in Canada's Nunavut territory.

Source:

http://en.wikipedia.org/wiki/Jericho_Diamond_Mine

GOVERNMENT APPROVALS AND RECOMMENDATIONS

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Canada generally, and in Ontario specifically.

COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

We currently have no costs to comply with environmental laws concerning our exploration program. We will also have to sustain the cost of reclamation and environmental remediation for all work undertaken which causes sufficient surface disturbance to necessitate reclamation work. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to a natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused, i.e. refilling trenches after sampling or cleaning up fuel spills. Our initial programs do not require any reclamation or remediation other than minor clean up and removal of supplies because of minimal disturbance to the ground. The amount of these costs is not known at this time as we do not know the extent of the exploration program we will undertake, beyond completion of the recommended three phases described above. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on our earnings or competitive position in the event a potentially economic deposit is discovered.

EMPLOYEES

We currently have no employees other than our sole officer and director.

OUR EXECUTIVE OFFICES

Our executive offices are located at 23 Dassan Island Drive, Plettenberg Bay, 6600 South Africa.

ITEM 1A.  RISK FACTORS

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our current business address is 23 Dassan Island Drive, Plettenberg Bay, 6600, South Africa. We believe that this space is adequate for our current needs. Our telephone number is (613) 482-4886.

ITEM 3.  LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4.  MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION

ADMISSION TO QUOTATION ON THE OTC BULLETIN BOARD

Our shares of common stock are not listed on any exchange or quoted over-the-counter.  We intend to have our common stock be quoted on the OTC Bulletin Board. If our securities are not quoted on the OTC Bulletin Board, a security holder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of our securities. The OTC Bulletin Board differs from national and regional stock exchanges in that it:

(1) is not situated in a single location but operates through communication of bids, offers and confirmations between broker-dealers, and (2) securities admitted to quotation are offered by one or more broker-dealers rather than the “specialist” common to stock exchanges.

To qualify for quotation on the OTC Bulletin Board, an equity security must have one registered broker-dealer, known as the market maker, willing to list bid or sale quotations and to sponsor the company listing. We do not yet have an agreement with a registered broker-dealer, as the market maker, willing to list bid or sale quotations and to sponsor the Company listing. If the Company meets the qualifications for trading securities on the OTC Bulletin Board our securities will trade on the OTC Bulletin Board until a future time, if at all. We may not now and it may never qualify for quotation on the OTC Bulletin Board.

DIVIDENDS

Historically, we have not paid any dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.

TRANSFER AGENT

Our transfer agent is West Coast Stock Transfer .Inc. Their address is 2010 Hancock St. Ste. A, San Diego, CA 92110 and their telephone number is 619-664-4780.

HOLDERS

As of July 31, 2013 the Company had 6,000,000 shares of common stock issued and outstanding held by 38 holders of record.

DIVIDENDS

Historically, we have not paid any dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.

RECENT SALES OF UNREGISTERED SECURITIES

None.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We have not established any compensation plans under which equity securities are authorized for issuance.

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended July 31, 2013.

ITEM 6.  SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We have generated no revenues since December 29, 2010 (inception).

We incurred $23,201 in operating expenses for the year ended July 31, 2013. These expenses were comprised of $3,000 in consulting services, $8,500 in exploration, $1,583 in general and administrative, $3,000 in rent, $5,700 in legal and accounting, and $1,418 in imputed interest expense.

By contrast, during the fiscal year ended July 31, 2012, we incurred $16,200 in operating expenses.  These expenses were comprised of $3,000 in consulting services, $3,000 in rent, $6,000 in impairment of mineral claims, $3,000 in legal and accounting and $1,200 in imputed interest expense.

We incurred net losses of $23,201 and $16,200 for the years ended July 31, 2013 and 2012, respectively. Our net loss since inception (September 19, 2009) through July 31, 2013 is $48,248. The following table provides selected financial data about our company for the years ended July 31, 2013 and 2012.

Balance Sheet Data	July 31, 2013	July 31, 2012

Cash and Cash Equivalents	$33,908	$4,000
Total Assets	$33,908	$4,000
Total Liabilities	$20,691	$18,000
Shareholders’ Equity (Deficit)	$(10,217)	$(14,000)

GOING CONCERN

Oro Capital Corporation is an exploration stage company and currently has no operations. Our independent auditor has issued an audit opinion for Oro Capital which includes a statement raising substantial doubt as to our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at July 31, 2013 was $33,908 with $20,691 in outstanding liabilities. Total expenditures over the next 12 months are expected to be approximately $57,000. If we experience a  shortage of funds prior to generating revenues from operations we may utilize funds from our directors, who have informally agreed to advance funds to allow us to pay for operating costs, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to us. Management believes our current cash balance will not be sufficient to fund our operations for the next twelve months.

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

To meet our need for cash we have raised $40,000 of funds in our recent offering on Form S-1 (File No. 333-185103), declared effective with the Securities and Exchange Commission on June 14, 2013.

Prior to the current year, our president had advanced $15,000 in the form of a non-interest bearing loan which is in the form of a Promissory and Future Advances Note dated May 28, 2013. Under the terms of the note, Mr. Danny Aaron, our President and sole shareholder, has agreed to advance up to $45,000 to the Company, if, as and when requested. We believe that Mr. Aaron has the financial capability to advance monies as set forth under the Note but we are subject to the uncertainties that may affect Mr. Aaron’s ability to loan money.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - The Company’s financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is July 31.

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

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents.  We had no cash equivalents at July 31, 2013 or 2012.

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

LOSS PER COMMON SHARE - The Company reports net loss per share in accordance with provisions of the FASB.  The provisions require dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of July 31, 2013 and 2011, there were no common stock equivalents outstanding.

FAIR VALUE OF FINANCIAL INSTRUMENTS - Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of July 31, 2013 and July 31, 2012. The Company’s financial instruments consist of cash.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

RECENTLY ISSUED ACCOUNTING STANDARDS – In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

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

-
Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

-
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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 8.  FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

ORO Capital Corporation
(An Exploration Stage Company)

July 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Oro Capital Corporation, Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Oro Capital Corporation, Inc. (An Exploration Stage Company) as of July 31, 2013 and July 31, 2012 and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended and for the period from December 29, 2010 (inception) through July 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oro Capital Corporation, Inc. as of July 31, 2013 and July 31, 2012, and the results of its operations, changes in stockholders’ equity (deficit) and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 /s/ M&K CPAS, PLLC
     M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas

October 28, 2013

ORO Capital Corporation
(An Exploration Stage Company)
Balance Sheets
July 31, 2013 and July 31, 2012

	July 31, 2013	July 31, 2012

ASSETS

Current Assets

Cash	$33,908	$4,000

Total Current Assets	33,908	4,000

Total Assets	$33,908	$4,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts Payable and Accrued Liabilities	$3,000	$3,000

Due to Directors	20,691	15,000

Total Liabilities	23,691	18,000

Stockholders’ Equity (Deficit)

Common Stock (75,000,000 shares authorized, par value 0.00001, 6,000,000 shares issued and outstanding (2012: 5,000,000))	60	50

Additional paid-in capital	58,405	10,997

Deficit accumulated during the exploration stage	(48,248)	(25,047)

Total Stockholders’ Equity (Deficit)	10,217	(14,000)

Total Liabilities and Stockholders’ Equity (Deficit)	$33,908	$4,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

ORO Capital Corporation
(An Exploration Stage Company)
Statements of Operations
For the Years Ended July 31, 2013 and 2012
and Inception (December 29, 2010) to July 31, 2013

	Year Ended July 31, 2013	Year Ended July 31, 2012	Inception December 29, 2010 to July 31, 2013

Operating Expenses

Consulting services	$3,000	$3,000	$7,750

Exploration	8,500	-	8,500

General and administrative	1,583	-	1,603

Rent	3,000	3,000	7,750

Legal and accounting	5,700	3,000	13,680

Impairment of Mineral Claims	-	6,000	6,000

Total Operating Expenses	21,783	15,000	45,283

Other Expense

Imputed Interest Expense	1,418	1,200	2,965

Total Expenses	23,201	16,200	48,248

Net Loss	$(23,201)	$(16,200)	$(48,248)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$0.00

Weighted Average Number of Common Shares Outstanding	5,096,541	5,000,000

 (The Accompanying Notes are an Integral Part of These Financial Statements)

ORO Capital Corporation
(An Exploration Stage Company)
Statements of Cash Flows
For the Year Ended July 31, 2013 and 2012
and Inception December 29, 2010 to July 31, 2013

	Year Ended July 31, 2013	Year Ended July 31, 2012	Inception December 29, 2010 to July 31, 2013
Operating Activities

Net loss	$(23,201)	$(16,200	$(48,248)

Adjustments to reconcile net loss to cash used in operating activities:
Impairment of mineral claims	-	6,000	6,000
Imputed interest expense	1,418	1,200	2,965
Donated consulting services and rent expenses	6,000	6,000	15,500
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	-	3,000	3,000

Net Cash Used in Operating Activities	(15,783)	-	(20,783)

Investing Activities

Purchase of mining claims	-	-	(6,000)

Financing Activities

Borrowings on debt-related party	5,691	-	20,691
Issuance of common shares for cash	40,000	-	40,000

Net Cash from Financing Activities	45,691	-	60,691

Increase in Cash	29,908	-	33,908

Cash – Beginning of Period	4,000	4,000	-

Cash - End of Period	$33,908	$4,000	$33,908

Supplemental Disclosure of Cash Flow Information Cash paid during the period for :

Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non Cash
Issuance of founders shares	$-	$-	$50

(The Accompanying Notes are an Integral Part of These Financial Statements)

ORO Capital Corporation
Statement of Changes in Stockholders’ Equity (Deficit)
(An Exploration Stage Company)
From Inception, December 29, 2010, to July 31, 2013

				Deficit Accumulated
	Common Stock		Additional Paid-in	During the Exploration
	Shares	Amount	Capital	Stage	Total

Balance at December 22, 2010	-	$-	$-	$-	$-

Issuance of common stock to founders	5,000,000	50	(50)	-	-

Donated consulting services and rent	-	-	3,500	-	3,500

Imputed interest expense	-	-	347	-	347

Net loss	-	-	-	(8,847)	(8,847)

Balances at July 31, 2011	5,000,000	50	3,797	(8,847)	(5,000)

Donated services and rent	-	-	6,000	-	6,000

Imputed interest expense	-	-	1,200	-	1,200

Net loss	-	-	-	(16,200)	(16,200)

Balances at July 31, 2012	5,000,000	$50	$10,997	$(25,047)	$(14,000)

Issuance of shares for cash	1,000,000	10	39,990	-	40,000

Donated services and rent	-	-	6,000	-	6,000

Imputed interest expense	-	-	1,418	-	1,418

Net loss	-	-	-	(23,201)	(23,201)

Balances at July 31, 2013	6,000,000	$60	$58,405	$(48,248)	$10,217

(The Accompanying Notes are an Integral Part of These Financial Statements)

ORO Capital Corporation
(An Exploration Stage Company)
Notes to the Financial Statements

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

NATURE OF OPERATIONS

GOING CONCERN - These financial statements have been prepared on a going concern basis, which implies ORO Capital Corporation will continue to meet its obligations and continue its operations for the next fiscal year.  Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should ORO Capital Corporation be unable to continue as a going concern.  As at July 31, 2013 ORO Capital Corporation has a working capital deficiency, has not generated revenues and has accumulated losses of $48,248 (2012: $25,047) since inception.  The continuation of ORO Capital Corporation as a going concern is dependent upon the continued financial support from its shareholders, the ability of ORO Capital Corporation to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  These factors raise substantial doubt regarding the ORO Capital Corporation’ ability to continue as a going concern.

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

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents.  We had no cash equivalents at July 31, 2013 or 2012.

EXPLORATION STAGE ENTITY – The Company complies with FASB guidelines for its description as an exploration stage company.

ORO Capital Corporation
(An Exploration Stage Company)
Notes to the Financial Statements

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

IMPUTED INTEREST – The Company calculates imputed interest expense at an interest rate of 8% (2012: 8%) per annum.  Interest expense for the year ended July 31, 2013 was $1,418 (2012:$1,200)

INCOME TAXES - The Company accounts for income taxes under the provisions issued by the FASB which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company computes tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

LOSS PER COMMON SHARE - The Company reports net loss per share in accordance with provisions of the FASB.  The provisions require dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of July 31, 2013 and 2012, there were no common stock equivalents outstanding.

FAIR VALUE OF FINANCIAL INSTRUMENTS - Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of July 31, 2013 and July 31, 2012. The Company’s financial instruments consist of cash.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS -In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

-
Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

-
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

ORO Capital Corporation
(An Exploration Stage Company)
Notes to the Financial Statements

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

ORO Capital Corporation
(An Exploration Stage Company)
Notes to the Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

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

NOTE 3 –MINING CLAIM

The Company started exploration activities on the Shipman Diamond Project, which is located 50 kilometers northeast of Prince Albert, Saskatchewan, Canada and 2 kilometers north of the village of Shipman. Oro Capital Corporation has acquired a 100% interest in the Project.

The field portion of the Phase I exploration program, consisting of 7.5 line kilometers of magnetometer survey, has been completed.   The geophysical data is currently being plotted and interpreted.

Phase I exploration work initiated to date on the property included:

- Money advanced to contractor to date:   $8,500 (expected to be within budget)
- Line Kilometers of Magnetometer survey completed:   7.5 km
- Magnetometer survey completed on:   August 6 and August 7, 2013
- Survey completed by:   Discover Int'l Geophysics Inc.
- Survey planning and organizing commenced early July 2013
- Area surveyed was in the southern portion of the claim

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

The Company currently has net operating loss carryforwards aggregating $29,783 (2012: $14,000), which expire through 2030. The deferred tax asset related to the carryforwards has been fully reserved.

ORO Capital Corporation
(An Exploration Stage Company)
Notes to the Financial Statements

The Company has deferred income tax assets, which have been fully reserved, as follows as of July 31, 2013:

	2013	2012

Deferred tax assets	$10,424	$4,900
Valuation allowance for deferred tax assets	(10,424)	(4,900)
Net deferred tax assets	$-	$-

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

ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in SFAS 13. ASC 820-10 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions, about market participant assumptions, that are developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under ASC 820-10 are described below

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

The following presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of July 31, 2013 and 2012:

Level 1: None
Level 2: None
Level 3: None
Total Gain (Losses): None

ORO Capital Corporation
(An Exploration Stage Company)
Notes to the Financial Statements

NOTE 6 - RELATED PARTY TRANSACTIONS

During the year ended July 31, 2013 the Company recognized a total of $6,000 (2012: $6,000) for rent and services from directors for rent at $250 per month and at $250 per month for consulting services provided by the President and Director of the Company. These transactions are recorded at the exchange amount which is the amount agreed to by the transacting parties.

A director has advanced funds to us for our legal, audit, filing fees, general office administration and cash needs. As of July 31, 2013, the director has advanced a total of $20,691 (2012: $15,000) which is a non-interest bearing loan in the form of a Promissory and Future Advances Note dated May 28, 2013; the repayment of which is on a demand basis and without specific terms for repayment.  No interest will be paid to him although imputed interest of $1,418 was recorded for the year ended July 31, 2013 ($1,200: 2012)

NOTE 7 - COMMON STOCK

As of July 31, 2013, ORO Capital Corporation has issued 5,000,000 common shares to the Company’s founders.

On June 27, 2013 ORO Capital Corporation has issued 1,000,000 common shares for $0.04 per share for  total proceeds of $40,000 to 37 individuals who participated in company’s initial public offering .

NOTE 8 – SUBSEQUENT EVENTS

Magnetometer survey was completed on the Shipman property  on   August 7, 2013 by:   Discover Int'l Geophysics Inc.   The geophysical data is currently being plotted and interpreted.   There were no other subsequent events up to the date the financial statements were issued.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of July 31, 2013.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As of July 31, 2013, management assessed the effectiveness of our internal control over financial reporting. The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s President and Chief Executive Officer, who acts as our principal executive officer and our principal financial officer, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

● Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

● Provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

● Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statement.

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on that evaluation, completed only by Danny Aaron, our President, Chief Executive Officer and sole Director, who also serves as our principal executive officer, principal financial officer and principal accounting officer, Mr. Aaron concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our President, Chief Executive Officer, Treasurer and Director, who also serves as our principal financial officer and principal accounting officer, in connection with the review of our financial statements as of July 31, 2013.

Management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in the Company’s internal control over financial reporting that occurred during the year ended July 31, 2013 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective age’s as of July 31, 2013 are as follows:

Name	Age	Positions and Offices

Danny Aaron	49	President, Chief Executive Officer, Secretary, Treasurer and Director

The directors named above will serve until the next annual meeting of the stockholders or until their respective resignation or removal from office. Thereafter, directors are anticipated to be elected for one-year terms at the annual stockholders’ meeting. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement, of which none currently exists or is contemplated.

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

DANNY AARON, AGE 49

Mr. Aaron has served in a variety of roles with several companies across North America, Australiaand Africa.

Mr. Aaron had experience working in mineral exploration during the 1980’s.  He was a navigator for Columbia Airborne Geophysical Services (1984) Ltd., an airborne geophysical company, a draftsman who was responsible for plotting geophysical and geological data field data, as well as a geological field assistant. He is an active investor in junior mineral exploration companies for more than 15 years. We believe that Mr. Aaron’s experience, qualification, attributes and skills make him a suitable candidate to serve as a Director for Oro Capital Corporation.

He has pursued several entrepreneurial ventures.  His most recent venture was started in 2003 and led to the establishment of an upscale chain of cafés across Canada and the United States called Drum Café   in Canada and Western USA.

From 2003 to present, Mr. Aaron has served as President and CEO of Drum Café Canada and Western USA.  He Launched Drum Café in Vancouver Canada in 2003 and expanded across Canada to include, Alberta, Manitoba, Ontario and Quebec.  In 2005, this expanded to the USA in a partnership agreement that owned the rights to Drum Café in all states west of Texas.

As CEO Mr. Aaron’s responsibilities included:

▪ Operations.
▪ Marketing.
▪ Recruiting
▪ Web Development
▪ Scheduling
▪ Business Development

From 1998 to 2002 Mr. Aaron was general manager and part owner of Health Services for Men, based in Sydney, Australia. The Company established a network of over 50 medical clinics across Australia.  He controlled and operated 50 medical clinics across Australia specializing in men’s health with emphasis on Impotence (erectile dysfunction).

 His responsibilities included:

▪ Operations.
▪ Marketing.
▪ Hiring and managing 20 Doctors
▪ Deployment of Doctors across the country
▪ Implemented training course for all staff, nursing staff and doctors in the clinics.
▪ Managed the central call center in Sydney and supervised the training of phone room consultants.
▪ Developed and implemented a variety of procedures and computer programs, designed for tracking.

Mr. Aaron’s expertise focuses primarily on establishing corporate operations, implementing marketing campaigns, recruiting key personnel and structuring business development strategies.

Mr. Aaron’s involvement in these ventures led to the launch of these businesses which continue to be successful in their respective markets.

TERM OF OFFICE

All directors hold office until the next annual meeting of the stockholders of the Company and until their successors have been duly elected and qualified. The Company’s Bylaws provide that the Board of Directors will consist of no less than three members. Officers are elected by and serve at the discretion of the Board of Directors.

DIRECTOR INDEPENDENCE

Our board of directors is currently composed of one member, who does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

 SIGNIFICANT EMPLOYEES AND CONSULTANTS

Other than our officers and directors, we currently have no other significant employees.

AUDIT COMMITTEE AND CONFLICTS OF INTEREST

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board of Directors established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company is an early exploration stage company and has only two directors, and to date, such directors have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

There are no family relationships among our directors or officers. Other than as described above, we are not aware of any other conflicts of interest with any of our executive officers or directors.

 SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based on our review of filings made on the SEC website, and the fact of us not receiving certain forms or written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended July 31, 2013, our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

 CODE OF ETHICS

The Company has not adopted a code of ethics that applies to its principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company has not adopted a code of ethics because it has only commenced operations.

ITEM 11.  EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our President and all other executive officers (collectively, the “Named Executive Officers”) in the fiscal years ended July 31, 2013 and 2012:

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us as of the year ended July 31, 2013, for the fiscal year ended as indicated.

Name and Principal Position	Year	Salary($)	Bonus($)	Stock Awards($)	Option Awards($)	Non-Equity Incentive Plan Com- pensation($)	Non- qualified Deferred Com- pensation($)	All Other Com- pensation($)	Total($)

Danny Aaron (1)	2013	0	0	0	0	0	0	3,000	0
	2012	0	0	0	0	0	0	3,000	0

(1)   President, Chief Executive Officer, Secretary, Treasurer and Director.

None of our directors have received monetary compensation since our inception through July 31, 2013. We currently do not pay any compensation to our directors serving on our board of directors.

 STOCK OPTION GRANTS

We have not granted any stock options to the executive officers since our inception. Upon the further development of our business, we will likely grant options to directors and officers consistent with industry standards for junior mineral exploration companies.

EMPLOYMENT AGREEMENTS

 The Company is not a party to any employment agreement and has no compensation agreement with any of its officers and directors.

DIRECTOR COMPENSATION

The following table sets forth director compensation as of July 31, 2013:

	Fees			Non-Equity	Nonqualified
	Earned			Incentive	Deferred
	Paid in	Stock	Option	Plan	Compensation	All Other
Name	Cash ($)	Awards ($)	Awards ($)	Compensation ($)	Earnings ($)	Compensation ($)	Total ($)

Danny Aaron	0	0	0	0	0	0	0

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of July 31, 2013, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

 The percentages below are calculated based on ,6,000,000 shares of our common stock issued and outstanding as of July 31, 2013. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

	Name and Address	Number of Shares Owned	Percent of Class
Title of Class	of Beneficial Owner (1)	Beneficially	Owned

Common Stock:	Danny Aaron (2)	5,000,000	83.3%

All executive officers and directors as a group (1 persons)		5,000,000	83.3%

(1)   Unless otherwise noted, the address of each person or entity listed is, c/o Oro Capital Corporation, 23 Dassan Island Drive, Plettenberg Bay, 6600, South Africa.

(2)   President, Chief Executive Officer, Secretary, Treasurer and Director.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended July 31, 2013 and 2012, the total fees charged to the company for audit services, including quarterly reviews were :

Description	Year ended	Year ended
of Service	July 31, 2013	July 31, 2012
	($)	($)

Audit services	4,200	2,000

Tax fees	-	-

All other fees	-	-

Total	4,200	2,000

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Number	Description

3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
______________
(1) Incorporated by reference to the Registrant’s Form S-1 (File No. 333-185103), filed with the Commission on November 21, 2012.

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORO CAPITAL CORPORATION
(Name of Registrant)

Date: October 28, 2013	By:	/s/ Danny Aaron
Name: Danny Aaron
Title: President, Chief Executive Officer, Secretary, Treasurer and Director (principal executive officer, principal financial officer, and principal accounting officer)

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
______________

(1) Incorporated by reference to the Registrant’s Form S-1 (File No. 333-185103), filed with the Commission on November 21, 2012.

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.