Form 10-Q
period 2013-10-31
Oro Capital Corporation, Inc.
filed 2013-12-06
CIK 1562733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

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

As of December 6, 2013, there were 6,000,000 shares of common stock, $0.00001 par value per share, outstanding.

Index

ORO CAPITAL CORPORATION
(An Exploration Stage Company)
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED OCTOBER 31, 2013

INDEX

Index		Page

Part I. Financial Information

Item 1.	Financial Statements.	4

	Balance Sheets as of October 31, 2013 (Unaudited) and July 31, 2013.	4

	Statements of Operations for the three months ended October 31, 2013 and 2012, and the period from December 29, 2010 (Inception) to October 31, 2013 (Unaudited).	5

	Statements of Cash Flows for the three months ended October 31, 2013 and 2012, and the period from December 29, 2010 (Inception) through October 31, 2013 (Unaudited).	6

	Statement of Changes in Stockholder’s Deficit from Inception December 29, 2010 to October 31, 2013 (Unaudited).	7

	Notes to Financial Statements (Unaudited).	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	19

Item 4.	Controls and Procedures.	19

Part II. Other Information

Item 1.	Legal Proceedings.	19

Item 1A.	Risk Factors.	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	19

Item 3.	Defaults Upon Senior Securities.	20

Item 4.	Mine Safety Disclosures.	20

Item 5.	Other Information.	20

Item 6.	Exhibits.	20

Signatures		21

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

FINANCIAL STATEMENTS

ORO Capital Corporation
(An Exploration Stage Company)
(Unaudited)

October 31, 2013

ORO Capital Corporation
(An Exploration Stage Company)
Balance Sheets
October 31, 2013 and July 31, 2013
(Unaudited)

	October 31, 2013	July 31, 2013

ASSETS

Current Assets
Cash	$27,410	$33,908
Total Current Assets	27,410	33,908

Total Assets	$27,410	$33,908

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts Payable and Accrued Liabilities	$3,000	$3,000
Due to Directors	20,691	20,691
Total Liabilities	23,691	23,691
Stockholders’ Equity

Common Stock (75,000,000 shares authorized, par value 0.00001, 6,000,000 shares issued and outstanding)	60	60
Additional paid-in capital	60,318	58,405

Deficit accumulated during the exploration stage	(56,659)	(48,248)

Total Stockholders’ Equity	3,719	10,217

Total Liabilities and Stockholders’ Equity	$27,410	$33,908

(The Accompanying Notes are an Integral Part of These Financial Statements)

ORO Capital Corporation
(An Exploration Stage Company)
Statements of Operations
For the Three Month Periods Ended October 31, 2013 and 2012
and Inception (December 29, 2010) to October 31, 2013
(Unaudited)

	Three Month Period Ended October 31, 2013	Three Month Period Ended October 31, 2012	Inception December 29, 2010 to October 31, 2013

Operating Expenses

Consulting services	$750	$750	$8,500
Exploration	-	-	8,500
General and administrative	998	37	2,601
Rent	750	750	8,500
Legal and accounting	5,500	-	19,180
Impairment of Mineral Claims	-	-	6,000

Total Operating Expenses	7,998	1,537	53,281

Other Expense
Imputed Interest Expense	413	300	3,378
Net Loss	$(8,411)	$(1,837)	$(56,659)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding	6,000,000	5,000,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

ORO Capital Corporation
(An Exploration Stage Company)
Statements of Cash Flows
For the Three Month Period Ended October 31, 2013 and 2012
and Inception December 29, 2010 to October 31, 2013
 (Unaudited)

	Three Month Period Ended October 31, 2013	Three Month Period Ended October 31, 2012	Inception December 29, 2010 to October 31, 2013

Operating Activities

Net loss	$(8,411)	$(1,837)	$(56,659)

Adjustments to reconcile net loss to cash used in operating activities:
Impairment of mineral claims	-	-	6,000
Imputed interest expense	413	300	3,378
Donated consulting services and rent expenses	1,500	1,500	17,000
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	-	-	3,000

Net Cash Used by Operating Activities	(6,498)	(37)	(27,281)

Investing Activities

Purchase of mining claims	-	-	(6,000)

Financing Activities

Borrowings on debt-related party	-	191	20,691
Issuance of common shares for cash	-	-	40,000
Net Cash from Financing Activities	-	191	60,691

Increase (Decrease) in Cash	(6,498)	154	27,410

Cash - Beginning of Period	33,908	4,000	-

Cash - End of Period	$27,410	$4,154	$27,410

Supplemental Disclosure of Cash Flow Information Cash paid during the period for :
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Non Cash Issuance of founders shares	$-	$-	$50

(The Accompanying Notes are an Integral Part of These Financial Statements)

ORO Capital Corporation
(An Exploration Stage Company)
Statement of Changes in Stockholders’ Deficit
From Inception, December 29, 2010, to October 31, 2013
 (Unaudited)

				Deficit Accumulated
	Common Stock		Additional Paid-in	During the Exploration
	Shares	Amount	Capital	Stage	Total

Balance at December 22, 2010	-	$-	$-	$-	$-

Issuance of common stock to founders	5,000,000	50	(50)	-	-
Donated consulting services and rent	-	-	3,500	-	3,500
Imputed interest expense	-	-	347	-	347
Net loss	-	-	-	(8,847)	(8,847)
Balances at July 31, 2011	5,000,000	50	3,797	(8,847)	(5,000)
Donated services and rent	-	-	6,000	-	6,000
Imputed interest expense	-	-	1,200	-	1,200
Net loss	-	-	-	(16,200)	(16,200)
Balances at July 31, 2012	5,000,000	$50	$10,997	$(25,047)	$(14,000)
Issuance of shares for cash	1,000,000	10	39,990	-	40,000
Donated services and rent	-	-	6,000	-	6,000
Imputed interest expense	-	-	1,418	-	1,418
Net loss	-	-	-	(23,201)	(23,201)
Balances at July 31, 2013	6,000,000	$60	$58,405	$(48,248)	$10,217
Donated services and rent	-	-	1,500	-	1,500
Imputed interest expense	-	-	413	-	413
Net loss	-	-	-	(8,411)	(8,411)
Balances at October 31, 2013	6,000,000	$60	$60,318	$(56,659)	$3,719

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

NATURE OF OPERATIONS

GOING CONCERN - These financial statements have been prepared on a going concern basis, which implies ORO Capital Corporation will continue to meet its obligations and continue its operations for the next fiscal year.  Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should ORO Capital Corporation be unable to continue as a going concern.  As at October 31, 2013 ORO Capital Corporation has a working capital deficiency, has not generated revenues and has accumulated losses of $56,659 (2013: $48,248) since inception.  The continuation of ORO Capital Corporation as a going concern is dependent upon the continued financial support from its shareholders, the ability of ORO Capital Corporation to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  These factors raise substantial doubt regarding the ORO Capital Corporation’ ability to continue as a going concern.

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

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents.  We had no cash equivalents at October 31, 2013 or July 31, 2013.

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

IMPUTED INTEREST – The Company calculates imputed interest expense at an interest rate of 8% (2013: 8%) per annum.  Interest expense for the three months ended October 31, 2013 was $413 (October 31, 2012:$300)

INCOME TAXES - The Company accounts for income taxes under the provisions issued by the FASB which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company computes tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

LOSS PER COMMON SHARE - The Company reports net loss per share in accordance with provisions of the FASB.  The provisions require dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of October 31, 2013 and July 31, 2013, there were no common stock equivalents outstanding.

FAIR VALUE OF FINANCIAL INSTRUMENTS - Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of October 31, 2013 and July 31, 2013. The Company’s financial instruments consist of cash.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

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

NOTE 3 –MINING CLAIM

Oro Capital Corporation has acquired a 100% interest in the Shipman Diamond Project, which is located 50 kilometers northeast of Prince Albert, Saskatchewan, Canada and 2 kilometers north of the village of Shipman.

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

The Company currently has net operating loss carryforwards aggregating $36,281 (2013: $29,783), which expire through 2030. The deferred tax asset related to the carryforwards has been fully reserved.

The Company has deferred income tax assets, which have been fully reserved, as follows as of October 31, 2013 and July 31, 2013:

	October 31, 2013	July 31, 2013
Deferred tax assets	$12,698	$10,424
Valuation allowance for deferred tax assets	(12,698)	(10,424)
Net deferred tax assets	$-	$-

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

ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in SFAS 13. ASC 820-10 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions, about market participant assumptions, that are developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under ASC 820-10 are described below:

•	Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•	Level 2
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

•	Level 3
 Inputs that are both significant to the fair value measurement and   unobservable. These inputs rely on management's own assumptions about the assumptions that market participants would use in pricing the asset or liability. (The unobservable inputs are developed based on the best information available in the circumstances and July include the Company's own data.)

The following presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of October 31, 2013 and July 31, 2013:

Level 1: None
Level 2: None
Level 3: None
Total Gain (Losses): None

ORO Capital Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
(Unaudited)

NOTE 6 - RELATED PARTY TRANSACTIONS

During the three month period ended October 31, 2013 the Company recognized a total of $1,500 (October 31, 2012: $1,500) for rent and services from directors for rent at $250 per month and at $250 per month for consulting services provided by the President and Director of the Company. These transactions are recorded at the exchange amount which is the amount agreed to by the transacting parties.

A director has advanced funds to us for our legal, audit, filing fees, general office administration and cash needs. As of October 31, 2013, the director has advanced a total of $20,691 (July 31,2013: $20,691).  These advanced funds are due on demand and have no stated interest rate.  Imputed interest of $413 was recorded during the period ended October 31, 2013.

NOTE 7 - COMMON STOCK

As of October 31, 2013, ORO Capital Corporation has issued 5,000,000 common shares to the Company’s founders.

On June 27, 2013 ORO Capital Corporation has issued 1,000,000 common shares for $0.04 per share for  total proceeds of $40,000 to 37 individuals in Company’s initial public offering.

NOTE 8 – SUBSEQUENT EVENTS

The Company had no subsequent events after October 31, 2013 to the date the financial statements were issued.

Index

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Oro Capital Corporation, a Nevada corporation (the “Company”), and exploration-stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the July 31, 2013 audited financial statements and related notes included in the Company’s Form S-1, as amended (File No. 333-185103; the “Form S-1”), as filed with the Securities and Exchange Commission (“SEC”) on June 14, 2013 and declared effective by the SEC on June 14, 2013.  Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements

OVERVIEW

The Company was incorporated in the State of Nevada on December 29, 2010 and established a fiscal year end of July 31. It is an exploration-stage company.

Going Concern

GOING CONCERN - These financial statements have been prepared on a going concern basis, which implies ORO Capital Corporation will continue to meet its obligations and continue its operations for the next fiscal year.  Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should ORO Capital Corporation be unable to continue as a going concern.  For the tree months period ended October 31, 2013 ORO Capital Corporation has a working capital deficiency, has not generated revenues and has accumulated losses of $8,411 (2012: $1,837).. Our net loss from December 29, 2010 (inception) to October 31, 2013 was $56,659.  The continuation of ORO Capital Corporation as a going concern is dependent upon the continued financial support from its shareholders, the ability of ORO Capital Corporation to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  These factors raise substantial doubt regarding the ORO Capital Corporation’ ability to continue as a going concern.

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

Index

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents.  We had no cash equivalents at October 31, 2013 or July 31, 2013.

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

IMPUTED INTEREST – The Company calculates imputed interest expense at an interest rate of 8% (October 31, 2012: 8%) per annum.  Interest expense for the three months ended October 31, 2013 was $413 (October 31, 2012:$300)

INCOME TAXES - The Company accounts for income taxes under the provisions issued by the FASB which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company computes tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

LOSS PER COMMON SHARE - The Company reports net loss per share in accordance with provisions of the FASB.  The provisions require dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of October 31, 2013 and July 31, 2012, there were no common stock equivalents outstanding.

FAIR VALUE OF FINANCIAL INSTRUMENTS - Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of October 31, 2013 and July 31, 2012. The Company’s financial instruments consist of cash.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

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

Results of Operations

Three-Month Periods Ended October 31, 2013 and 2012

We recorded no revenues for the three months and nine months ended October 31, 2013 and 2012.  From the period of December 29, 2010 (inception) to October 31, 2013, we recorded no revenues.

For the three months ending October 31, 2013, we incurred expenses of $8,411, consisting of consulting services of $750, general and administrative expenses of $998, rent of $750, legal and accounting services of $5,500 and imputed interest expense of $413.  By comparison, for the three months ending October 31, 2012, we incurred expenses of $1,837 consisting of consulting services of $750, general and administrative expenses of $37, rent of $750 and imputed interest expense of $300.  Our net loss for the three months ending October 31, 2013 was $8,411, and our net loss for the three months ending October 31, 2012 was $1,837.

From the period of December 29, 2010 (inception) to October 31, 2013, our net loss was $56,659.

Liquidity and Capital Resources

Our cash balance at October 31, 2013 was $27,410 with $23,691 in outstanding liabilities. Total expenditures over the next 12 months are expected to be approximately $57,000. If we experience a  shortage of funds prior to generating revenues from operations we may utilize funds from our directors, who have informally agreed to advance funds to allow us to pay for operating costs, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to us. Management believes our current cash balance will not be sufficient to fund our operations for the next twelve months.

Index

Subsequent Events

There were no subsequent events up to the date the financial statements were issued.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of October 31, 2013.

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

ORO CAPITAL CORPORATION
(Name of Registrant)

Date: December 6, 2013	By:	/s/ Danny Aaron
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