Form 10-Q
period 2014-01-31
Oro Capital Corporation, Inc.
filed 2014-03-03
CIK 1562733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

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

As of February 26, 2014, there were 6,000,000 shares of common stock, $0.00001 par value per share, outstanding.

Index

ORO CAPITAL CORPORATION

 (An Exploration Stage Company)

 QUARTERLY REPORT ON FORM 10-Q

 FOR THE PERIOD ENDED JANUARY 31, 2014

INDEX

Index		Page

Part I. Financial Information

Item 1.	Financial Statements.	4

	Balance Sheets as of January 31, 2014(Unaudited) and July 31, 2013.	F-1

	Statements of Operations for the three and six months ended January 31, 2014 and 2013, and the period from December 29, 2010 (Inception) to January 31, 2014 (Unaudited).	F-2

	Statements of Cash Flows for the six months ended January 31, 2014 and 2013, and the period from December 29, 2010 (Inception) through January 31, 2014 (Unaudited).	F-3

	Statement of Changes in Stockholder’s Equity (Deficit) from Inception December 29, 2010 to January 31, 2014 (Unaudited)	F-4

	Notes to Financial Statements (Unaudited).	F-5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	5

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	11

Item 4.	Controls and Procedures.	11

Part II. Other Information

Item 1.	Legal Proceedings.	11

Item 1A.	Risk Factors.	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	11

Item 3.	Defaults Upon Senior Securities.	11

Item 4.	Mine Safety Disclosures.	11

Item 5.	Other Information.	11

Item 6.	Exhibits.	12

Signatures		13

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

Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FINANCIAL STATEMENTS

ORO Capital Corporation

(An Exploration Stage Company)
(Unaudited)

January 31, 2014

ORO Capital Corporation

(An Exploration Stage Company)

 Balance Sheets

 January 31, 2014 and July 31, 2013

 (Unaudited)

	January 31, 2014	July 31, 2013

ASSETS

Current Assets
Cash	$2,660	$33,908
Total Current Assets	2,660	33,908

Total Assets	$2,660	$33,908

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts Payable and Accrued Liabilities	$3,000	$3,000
Due to Directors	14,791	20,691
Total Liabilities	17,791	23,691
Stockholders’ Equity (Deficit)

Common Stock (75,000,000 shares authorized, par value 0.00001, 6,000,000 shares issued and outstanding)	60	60
Additional paid-in capital	62,145	58,405

Deficit accumulated during the exploration stage	(77,336)	(48,248)

Total Stockholders’ Equity (Deficit)	(15,131)	10,217

Total Liabilities and Stockholders’ Equity (Deficit)	$2,660	$33,908

(The Accompanying Notes are an Integral Part of These Financial Statements)

ORO Capital Corporation

 (An Exploration Stage Company)

 Statements of Operations

 For the Three and Six Month Period Ended January 31, 2014 and 2013

 and Inception (December 29, 2010) to January 31, 2014

(Unaudited)

	Three Month Period Ended January 31, 2014	Three Month Period Ended January 31, 2013	Six Month Period Ended January 31, 2014	Six Month Period Ended January 31, 2013	Inception December 29, 2010 to January 31, 2014

Operating Expenses

Consulting services	$13,250	$750	$14,000	$1,500	$21,750
Exploration	4,400	-	4,400	-	12,900
General and administrative	750	-	1,748	805	3,351
Rent	750	750	1,500	1,500	9,250
Legal and accounting	1,200	4,400	6,700	4,400	20,380
Impairment of Mineral Claims	-	-	-	-	6,000

Total Operating Expenses	20,350	5,900	28,348	8,205	73,631

Other Expense
Imputed Interest Expense	327	300	740	600	3,705
Net Loss	$(20,677)	$(6,200)	(29,088)	(8,805)	$(77,336)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$0.00	$0.00	$0.00
Weighted Average Number of Common Shares Outstanding	6,000,000	5,000,000	6,000,000	5,000,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

ORO Capital Corporation

(An Exploration Stage Company)

 Statements of Cash Flows

 For the Six Month Period Ended January 31, 2014 and 2013

 and Inception December 29, 2010 to January 31, 2014

(Unaudited)

	Six Month Period Ended January 31, 2014	Six Month Period Ended January 31, 2013	Inception December 29, 2010 to January 31, 2014

Operating Activities

Net loss	$(29,088)	$(8,805)	$(77,336)

Adjustments to reconcile net loss to cash used in operating activities:
Impairment of mineral claims	-	-	6,000
Imputed interest expense	740	600	3,705
Donated consulting services and rent expenses	3,000	3,000	18,500
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	-	1,205	3,000

Net Cash Used by Operating Activities	(25,348)	(4,000)	(46,131)

Investing Activities

Purchase of mining claims	-	-	(6,000)

Financing Activities

Payment on debt-related party	(5,900)	-	(5,900)
Borrowings on debt-related party	-	-	20,691
Issuance of common shares for cash	-	-	40,000
Net Cash from Financing Activities	(5,900)	-	54,791

Increase (Decrease) in Cash	(31,248)	(4,000)	2,660

Cash - Beginning of Period	33,908	4,000	-

Cash - End of Period	$2,660	$-	$2,660
Supplemental Disclosure of Cash Flow Information Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Non Cash
Issuance of founders shares	$-	$-	$50

(The Accompanying Notes are an Integral Part of These Financial Statements)

 ORO Capital Corporation

 (An Exploration Stage Company)

 Statement of Changes in Stockholders’ Equity (Deficit)

 From Inception, December 29, 2010, to January 31, 2014

 (Unaudited)

				Deficit Accumulated
	Common Stock		Additional Paid-in	During the Exploration
	Shares	Amount	Capital	Stage	Total

Balance at December 22, 2010	-	$-	$-	$-	$-

Issuance of common stock to founders	5,000,000	50	(50)	-	-
Donated consulting services and rent	-	-	3,500	-	3,500
Imputed interest expense	-	-	347	-	347
Net loss	-	-	-	(8,847)	(8,847)
Balances at July 31, 2011	5,000,000	50	3,797	(8,847)	(5,000)
Donated consulting services and rent	-	-	6,000	-	6,000
Imputed interest expense	-	-	1,200	-	1,200
Net loss	-	-	-	(16,200)	(16,200)
Balances at July 31, 2012	5,000,000	$50	$10,997	$(25,047)	$(14,000)
Issuance of shares	1,000,000	10	39,990	-	40,000
Donated consulting services and rent	-	-	6,000	-	6,000
Imputed interest expense	-	-	1,418	-	1,418
Net loss	-	-	-	(23,201)	(23,201)
Balances at July 31, 2013	6,000,000	$60	$58,405	$(48,248)	$10,217
Donated consulting services and rent	-	-	3,000	-	3,000
Imputed interest expense	-	-	740	-	740
Net loss	-	-	-	(29,088)	(29,088)
Balances at January 31, 2014	6,000,000	$60	$62,145	$(77,336)	$(15,131)

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

GOING CONCERN - These financial statements have been prepared on a going concern basis, which implies ORO Capital Corporation will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should ORO Capital Corporation be unable to continue as a going concern. As at January 31, 2014 ORO Capital Corporation has a working capital deficiency, has not generated revenues and has accumulated losses of $77,336 (2013: $48,248) since inception. The continuation of ORO Capital Corporation as a going concern is dependent upon the continued financial support from its shareholders, the ability of ORO Capital Corporation to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the ORO Capital Corporation’ ability to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is July 31.

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

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. We had no cash equivalents at January 31, 2014 or July 31, 2013.

ORO Capital Corporation

(An Exploration Stage Company)

Notes to the Financial Statements

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

EXPLORATION STAGE ENTITY – The Company complies with FASB guidelines for its description as an exploration stage company.

IMPUTED INTEREST – The Company calculates imputed interest expense at an interest rate of 8% (2013: 8%) per annum. Interest expense for the three months ended January 31, 2014 was $327 (January 31, 2013: $300).

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

LOSS PER COMMON SHARE - The Company reports net loss per share in accordance with provisions of the FASB. The provisions require dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of January 31, 2014 and July 31, 2013, there were no common stock equivalents outstanding.

FAIR VALUE OF FINANCIAL INSTRUMENTS - Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of January 31, 2014 and July 31, 2013. The Company’s financial instruments consist of cash. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

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
F-6

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

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been madeavailable for issuance. The adoption of ASU 2012-02 has not had a material impact on our financial position or results of operations.

ORO Capital Corporation

(An Exploration Stage Company)

Notes to the Financial Statements

(Unaudited)

NOTE 3 – MINING CLAIM

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

On August 7, 2013, magnetometer survey was completed on the Shipman property by Discover Int’l Geophysics Inc.

The magnetometer survey completed on the Shipman property identified a portion of a magnetic high anomaly. Based on these results the company has commenced a limited exploration program consisting of the collection of approximately 55 large soil samples. These large soil samples can be analyzed at a future date, for diamond indicator minerals (chromite and pryope garnets) when the Company has sufficient funds to pay for the analysis.

NOTE 4 – INCOME TAXES

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

The Company currently has net operating loss carryforwards aggregating $55,131 (2013: $29,783), which expire through 2030. The deferred tax asset related to the carryforwards has been fully reserved.

The Company has deferred income tax assets, which have been fully reserved, as follows as of January 31, 2014 and July 31, 2013:

	January 31, 2014	July 31, 2013
Deferred tax assets	$19,296	$10,424
Valuation allowance for deferred tax assets	(19,296)	(10,424)
Net deferred tax assets	$-	$-
F-8

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

ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in SFAS 13. ASC 820-10 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions, about market participant assumptions, that are developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under ASC 820-10 are described below:

•	Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•	Level 2	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3	Inputs that are both significant to the fair value measurement and unobservable. These inputs rely on management’s own assumptions about the assumptions that market participants would use in pricing the asset or liability. (The unobservable inputs are developed based on the best information available in the circumstances and July include the Company’s own data.)

The following presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of January 31, 2014 and July 31, 2013:

Level 1: None

Level 2: None

Level 3: None

Total Gain (Losses): None

ORO Capital Corporation

 (An Exploration Stage Company)

Notes to the Financial Statements

 (Unaudited)

NOTE 6 – RELATED PARTY TRANSACTIONS

During the six month period ended January 31, 2014 the Company recognized a total of $3,000 (2013: $3,000) for rent and services from directors for rent at $250 per month and at $250 per month for consulting services provided by the President and Director of the Company. These transactions are recorded at the exchange amount which is the amount agreed to by the transacting parties.

A director has advanced funds to us for our legal, audit, filing fees, general office administration and cash needs. As of January 31, 2014, the director has advanced a total of $14,791 (2013: $20,691). During the three months ended January 31, 2014, $5,900 was repaid to the related party. These advanced funds are due on demand and have no stated interest rate. Imputed interest of $740 was recorded during the period ended January 31, 2014.

NOTE 7 – COMMON STOCK

As of January 31, 2014, ORO Capital Corporation has issued 5,000,000 common shares to the Company’s founders.

On June 27, 2013 ORO Capital Corporation has issued 1,000,000 common shares for $0.04 per share for total proceeds of $40,000 to 37 individuals in the Company’s initial public offering.

NOTE 8 – SUBSEQUENT EVENTS

The Company had no subsequent events after January 31, 2014 to the date financial statements were issued.

Index

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Oro Capital Corporation, a Nevada corporation (the “Company”), and exploration-stage company, and the notes there to appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the July 31, 2013 audited financial statements and related notes included in the Company’s Form S-1, as amended (File No. 333-185103; the “Form S-1”), as filed with the Securities and Exchange Commission (“SEC”) on June 14, 2013 and declared effective by the SEC on June 14, 2013. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements

OVERVIEW

The Company was incorporated in the State of Nevada on December 29, 2010 and established a fiscal year end of July 31. It is an exploration-stage company.

Going Concern

GOING CONCERN - These financial statements have been prepared on a going concern basis, which implies ORO Capital Corporation will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should ORO Capital Corporation be unable to continue as a going concern. For the six month period ended January 31, 2014 ORO Capital Corporation has a working capital deficiency, has not generated revenues and has accumulated losses of $29,088 (2013: $8,805). Our net loss from December 29, 2010 (inception) to January 31, 2014 was $77,335. The continuation of ORO Capital Corporation as a going concern is dependent upon the continued financial support from its shareholders, the ability of ORO Capital Corporation to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the ORO Capital Corporation’ ability to continue as a going concern.

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

Index

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. We had no cash equivalents at January 31, 2014 or July 31, 2013.

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

IMPUTED INTEREST – The Company calculates imputed interest expense at an interest rate of 8% (2012: 8%) per annum. Interest expense for the six months ended January 31, 2014 was $740 ( January 31, 2013: $600).

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

LOSS PER COMMON SHARE - The Company reports net loss per share in accordance with provisions of the FASB. The provisions require dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of January 31, 2014 and July 31, 2013, there were no common stock equivalents outstanding.

FAIR VALUE OF FINANCIAL INSTRUMENTS - Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of January 31, 2014 and July 31, 2013. The Company’s financial instruments consist of cash. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

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

The magnetometer survey completed on the Shipman property identified a portion of a magnetic high anomaly. Based on these results the company has commenced a limited exploration program consisting of the collection of approximately 55 large soil samples. These large soil samples can be analyzed at a future date, for diamond indicator minerals (chromite and pryope garnets) when the Company has sufficient funds to pay for the analysis.

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

Index

Based on positive findings from Phase 1 exploration program management would decide if exploration Programs Phase 2 and Phase 3 should be commenced. If we don’t have enough funds for Phase 2 and Phase 3 exploration programs, we will have to find alternative funding sources, like a second public offering, a private placement of securities, or loans from our officers or others. At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and can’t raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. We completed our public offering.

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

PHASE 3.

Upon the completion of Phases 1 and 2, and based on positive results, a diamond drill program would be initiated on targets generated by the first two phases of work. This would consist of approximately 1000 m of drilling. The estimated cost of the Phase 3 program is $250,000USD.

Phase 3 program would consist of the following steps:

●	the 45 days permitting process could be initiated upon the Companies receipt of the Phase 2 results. (permitting process could begin anytime funding is available);

●	mobilize drill contractor to site within 11 months of completing our public offering;

●	drilling would take approximately 3 weeks to complete;

●	drill core laboratory analysis would require an additional 5 weeks (approximately); and

●	the preparation of a report detailing the results of the drill program together with any correlation to previous geophysical survey results would require an additional 4 weeks.

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

In the event that the proceeds raised are insufficient to start exploring, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not raise all of the money we need to complete our exploration of the property, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others. If we need additional cash and can’t raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

Results of Operations

Three-Month and Six-Month Periods Ended January 31, 2014 and 2013

We recorded no revenues for the three months and six months ended January 31, 2014 and 2013. From the period of December 29, 2010 (inception) to January 31, 2014, we recorded no revenues.

For the three months ending January 31, 2014, we incurred expenses of $20,677, consisting of consulting services of $13,250, general and administrative expenses of $750, exploration of $4,400, rent of $750, legal and accounting services of $1,200 and imputed interest expense of $327. By comparison, for the three months ending January 2013, we incurred expenses of $6,200 consisting of consulting services of $750,rent of $750, legal and accounting services of $4,400 and imputed interest expense of $300. Our net loss for the three months ending January 31, 2014 was $20,677, and our net loss for the three months ending January 31, 2013 was $6,200.

For the six months ending January 31, 2014, we incurred expenses of $29,088 consisting of consulting services of $14,000, general and administrative expenses of $1,748, exploration of $4,400, rent of $1,500, legal and accounting services of $6,700 and imputed interest expense of $740. By comparison, for the six months ending January 2013, we incurred expenses of $8,805 consisting of consulting services of $1,500, rent of $1,500, general and administrative expenses $805, legal and accounting services of $4,400 and imputed interest expense of $600. Our net loss for the six months ending January 31, 2014 was $29,088, and our net loss for the three six ending January 31, 2013 was $8,805.

From the period of December 29, 2010 (inception) to January 31, 2014, our net loss was $77,336.

Liquidity and Capital Resources

Our cash balance at January 31, 2014 was $2,660 with $17,791 in outstanding liabilities. Total expenditures over the next 12 months are expected to be approximately $57,000. If we experience a shortage of funds prior to generating revenues from operations we may utilize funds from our directors, who have informally agreed to advance funds to allow us to pay for operating costs, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to us. Management believes our current cash balance will not be sufficient to fund our operations for the next twelve months.

Index

Subsequent Events

There were no subsequent events up to the date the financial statements were issued.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of January 31, 2014.

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

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

Index

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

ORO CAPITAL CORPORATION
(Name of Registrant)

Date: March 3, 2014	By:	/s/ Danny Aaron
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

- 14 -