Form 10-Q/A
period 2014-01-31
Oro Capital Corporation, Inc.
filed 2014-03-10
CIK 1562733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

As of March 10, 2014 , there were 6,000,000 shares of common stock, $0.00001 par value per share, outstanding.

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

ORO CAPITAL CORPORATION
(Name of Registrant)

Date: March 10, 2014	By:	/s/ Danny Aaron
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