Form 10-Q
period 2014-06-30
Synergy Strips Corp.
filed 2014-08-28
CIK 1562733

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________\

Synergy Strips Corp.

Nevada	000-55098	99-0379440
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)
3435 Ocean Park #107-447
Santa Monica, CA 90405
(Address of principal executive offices)

(855) 659-4643
(Issuer’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of August 26, 2014, 60,100,000 shares of our common stock were issued and outstanding.

Item 1.  Financial Statements

SYNERGY STRIPS CORP.

(FORMERLY ORO CAPITAL CORPORATION)

CONSOLIDATED FINANCIAL STATEMENTS

Table of Contents

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated financial statements	F-1
	Unaudited Consolidated Condensed balance sheets as of June 30, 2014, March 31, 2014 and December 31, 2013	F-1
	Condensed consolidated statements of operations for the three and six months ended June 30, 2014 and 2013, for the three months ended March 31, 2014 and 2013, and for the five months ended December 31, 2013 and 2012 (unaudited)	F-2
	Condensed consolidated statements of cash flows for the six months ended June 30, 2014 and 2013, for the three months ended March 31, 2014 and 2013, and for the five months ended December 31, 2013 and 2012 (unaudited)	F-3
	Notes to unaudited condensed consolidated financial statements	F-4
Item 2.	Management's discussion and analysis of financial condition and results of operations	3
Item 3.	Quantitative and qualitative disclosures about market risk	7
Item 4.	Controls and procedures	7

PART II	OTHER INFORMATION	8
Item 1.	Legal proceedings	8
Item 1A.	Risk factors	8
Item 2.	Unregistered sales of equity securities and use of proceeds	8
Item 3.	Defaults upon senior securities	8
Item 4.	Mine Safety Disclosures	8
Item 5.	Other information	8
Item 6.	Exhibits	8
Signatures		9

2

Item 1. Financial Statements.

Synergy Strips Corp.

(formerly ORO Capital Corporation)

Condensed Consolidated Balance Sheet

	June 30,	March 31,	December 31,
	2014	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$186,636	$2,660	$3,230
Accounts receivable	2,748	-	-
Prepaid expenses	35,000	-	-
Total Current Assets	224,384	2,660	3,230

Total Assets	$224,384	$2,660	$3,230

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable and accrued liabilities	$39,517	$16,051	$16,051
Note payable	20,000	-	-
Total Liabilities	59,517	16,051	16,051

Stockholders’ Equity (Deficit):
Common stock, $0.00001 par value; 75,000,000 shares authorized; 60,100,000 and 180,000,000 shares issued and outstanding, respectively	601	1,800	1,800
Common stock to be issued	515,000	-	-
Additional paid in capital	368,764	62,145	60,318
Accumulated deficit	(719,498)	(77,336)	(74,939)
Total stockholders’ equity (deficit)	164,867	(13,391)	(12,821)
Total Liabilities and Stockholders’ Equity (Deficit)	$224,384	$2,660	$3,230

The accompanying notes are an integral parts of these unaudited condensed consolidated financial statements

Synergy Strips Corp.

(formerly ORO Capital Corporation)

Unaudited Condensed Consolidated Statement of Operations

	For the three months ended		For the six months ended		For the three months ended		For the five months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013	March 31, 2014	March 31, 2013	December 31, 2013	December 31, 2012
Revenue	$2,748	$-	$2,748	$-	$-	$-	$-	$-

Cost of Sales
Cost of Sales	1,685	-	1,685	-	-	-	-	-
Total costs of sales	1,685	-	1,685	-	-	-	-	-

Gross Profit	1,063	-	1,063	-	-	-	-	-

Operating expenses
General and administrative	643,552	1,764	645,622	8,497	2,070	6,733	26,278	2,370
Total operating expenses	643,552	1,764	645,622	8,497	2,070	6,733	26,278	2,370

Other expenses
Imputed interest expense	-	405	-	705	-	300	413	300

Total expenses	643,552	2,169	645,622	9,202	2,070	7,033	26,691	2,670

Net Loss	$(642,489)	$(2,169)	$(644,559)	$(9,202)	$(2,070)	$(7,033)	$(26,691)	$(2,670)

Net loss per share – basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares – basic and diluted	47,071,111	151,318,681	26,535,556	150,662,983	180,000,000	150,000,000	180,000,000	150,000,000

The accompanying notes are an integral parts of these unaudited condensed consolidated financial statements

Synergy Strips Corp.

(formerly ORO Capital Corporation)

Unaudited Condensed Statement of Cash Flows

	For the six months ended		For the three months ended		For the five months ended
	June 30, 2014	June 30, 2013	March 31, 2014	March 31, 2013	December 31, 2013	December 31, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Cash Flows from Operating Activities
Net loss	$(644,559)	$(9,202)	$(2,070)	$(7,033)	$(26,691)	$(2,670)
Stock based compensation expense	297,247	-	-	1,500	-	-
Loss on acquisition	109,040	-	-	-	-	-
Changes in operating assets and liabilities:
Accounts receivable	(2,748)	-	-	-	-	-
Prepaid expense	(15,000)	-	-	-	-	-
Accounts payable and accrued liabilities	23,466	(795)	1,500	(505)	(5,900)	996
Net cash used in operating activities	(232,554)	(9,997)	(570)	(6,038)	(32,591)	(1,674)

Cash Flows from Financing Activities
Advances from related party notes	-	5,500	-	5,500	$1,913	1,800
Repayment of notes payable	(84,040)	-	-	-	-	-
Proceeds from issuance of common stock	500,000	43,695	-	-	-	-
Net cash received from financing activities	415,960	49,195	-	5,500	1,913	1,800

Net increase in cash and cash equivalents	183,406	39,198	(570)	(538)	(30,678)	126

Cash and Cash Equivalents, beginning of period	3,230	4,126	3,230	4,126	33,908	4,000

Cash and Cash Equivalents, end of period	$186,636	$43,323	$2,660	$3,587	$3,230	$4,126

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-	$-	$-	$-
Income taxes	$-	$-	$-	$-	$-	$-

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Cancellation of common stock as part of purchase transaction	$1,359	$-	$-	$-	$-	$-
Financing for prepaid insurance	$20,000	$-	$-	$-	$-	$-
Assumption of liabilities as part of acquisition transaction	$84,040	$-	$-	$-	$-	$-
Issuance of shares as part of acquisition transaction	$25,000	$-	$-	$-	$-	$-

The accompanying notes are an integral parts of these unaudited condensed consolidated financial statements

SYNERGY STRIPS CORP.

(FORMERLY ORO CAPITAL CORPORATION)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of the Business

Synergy Strips Corp. (“Synergy”, “we”, “us”, “our” or the “Company”) (formerly ORO Capital Corporation) was incorporated on December 29, 2010 in Nevada under the name “Oro Capital Corporation.” On April 21, 2014, the Company changed its fiscal year end from July 31 to December 31. On April 28, 2014, the Company changed its name to “Synergy Strips Corp.” in connection with the merger discussed below.

The Company is in the business of marketing and distributing orally dissolving film strip products through various distribution channels primarily in the health and wellness industry. The Company’s strategy is to take active ingredients in popular consumer products and formulate an orally dissolving film strip as an alternative for consumers.

Merger

On April 7, 2014, an Agreement and Plan of Merger (the “Merger Agreement”) was entered into by and among the Company, Synergy Merger Sub, Inc., a Delaware corporation and the wholly owned subsidiary of the Company formed for the purpose of the transactions under the Merger Agreement (“Merger Sub”), and Synergy Strips Corp., a Delaware corporation incorporated on January 24, 2012 (“SSC”). The Merger Agreement provided for the merger of Merger Sub with and into SSC (the “Merger”), with SSC surviving the merger as the wholly owned subsidiary of the Company.

On April 21, 2014, following the satisfaction or waiver of the conditions set forth in and otherwise in accordance with the terms of the Merger Agreement, the Merger was consummated and Merger Sub merged with and into SSC.

The Company issued 16,000,000 shares which were valued at $25,000 and assumed liabilities of $84,040 and recorded a loss on acquisition of $109,040 during the three and six months ended June 30, 2014.

Note 2 – Summary of Significant Accounting Policies

General

The accompanying condensed consolidated financial statements as of June 30, 2014, March 31, 2014 and December 31, 2013 and for the three and six month periods ended June 30, 2014 and 2013 and for the three months ended March 31, 2014 and 2013 and for the five month periods ended December 31, 2013 and 2012 are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and are presented in accordance with the requirements of Rule S-X of the Securities and Exchange Commission (the "SEC") and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2014 and three months ended March 31, 2014 and 2013 and five months ended December 31, 2013 and 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended July 31, 2013 and footnotes thereto included in the Company's Annual Report on Form 10-K filed with the SEC.

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. As of June 30, 2014 the Company had no cash equivalents.

Capitalization of Fixed Assets

The Company capitalizes expenditures related to property and equipment, subject to a minimum rule, that have a useful life greater than one year for: (1) assets purchased; (2) existing assets that are replaced, improved or the useful lives have been extended; or (3) all land, regardless of cost. Acquisitions of new assets, additions, replacements and improvements (other than land) costing less than the minimum rule in addition to maintenance and repair costs, including any planned major maintenance activities, are expensed as incurred.

Revenue Recognition

Revenue is recognized in accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as revised by SAB No. 104. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Ownership and title of our products pass to customers upon delivery of the products to customers. Certain of our distributors may also perform a separate function as a co-packer on our behalf. In such cases, ownership of and title to our products that are co-packed on our behalf by those co-packers who are also distributors, passes to such distributors when we are notified by them that they have taken transfer or possession of the relevant portion of our finished goods.

Income Taxes

The Company utilizes Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is recorded when it is “more likely-than-not” that a deferred tax asset will not be realized.

The Company generated a deferred tax asset through net operating loss carry-forward. However, a valuation allowance of 100% has been established due to the uncertainty of the Company’s realization of the net operating loss carry forward prior to its expiration.

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under ASC subtopic 260-10, Earnings Per Share. Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock (using the “treasury stock” method), unless their effect on net loss per share is anti-dilutive The Company has as of date not issued any warrants, options and convertible debt.

Going Concern

The Company’s unaudited condensed financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had a cumulative net loss from inception (January 24, 2012) to June 30, 2014 of $719,498. The Company has working capital of $129,867 as of June 30, 2014. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. If the Company is unable to obtain adequate capital it could be forced to cease development of operations.

In order to continue as a going concern and to develop a reliable source of revenues, and achieve a profitable level of operations the Company will need, among other things, additional capital resources. Management’s plans to continue as a going concern include raising additional capital through borrowing and sales of common stock. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying unaudited condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Fair Value Measurements

The Company measures and discloses the fair value of assets and liabilities required to be carried at fair value in accordance with ASC 820, Fair Value Measurements and Disclosures.  ASC 820 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure.

ASC 825 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 825 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825 establishes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices for identical assets or liabilities in active markets to which we have access at the measurement date.

Level 2 -   Inputs other than quoted prices within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3 - Unobservable inputs for the asset or liability.

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

As of June 30, 2014, the Company has determined that there were no assets or liabilities measured at fair value.

Recent Accounting Pronouncements

In June of 2014 the FASB issued ASU 2014-10, “Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” (“ASU 2014-10”). The amendments in ASU 2014-10 remove the definition of a development stage entity from the master glossary of the ASC, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations.

The Company has elected to adopt the provisions of ASU 2014-10 for the current fiscal quarter ending June 30, 2014. The adoption of ASU 2014-10 did not have a significant impact on our results of operations, financial condition or cash flow.

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's condensed financial position, results of operations or cash flows.

Change in Fiscal Year End

As reported in the Company’s current report on Form 8-K filed on May 7, 2014, on April 21, 2014, the Company’s board of directors approved a change to the Company’s fiscal year end from July 31 to December 31 of each year. With the change effective this 2014 fiscal year, which will now end December 31, 2014, there is a five month transition period covering the months from August 2013 to December 2013 and comparative figures in 2012. Also, the Company has chosen three-month alternative to present three months period ended March 31, 2014 and 2013, the statements of operations and cash flows presented for the three months ended March 31, 2014 and 2013 includes one month periods ended January 31, 2014 and 2013.

Note 3 – Stockholders’ Deficit

The total number of shares of all classes of capital stock which the Company is authorized to issue is 75,000,000 shares of common stock with $0.00001 par value.

On April 17, 2014, upon approval from FINRA, the Company effected a 30 for 1 forward stock split by way of a stock dividend, of all of its issued and outstanding shares of common stock (the “Stock Split”). The Stock Split did not affect the number of the Company’s authorized common stock or its par value, which remain at 75,000,000 and $0.00001 par value per share, respectively.

On April 21, 2014, the Company entered into an agreement with accredited investors for the issuance and sale of 2,000,000 shares of its common stock at a purchase price of $0.25 per share, for an aggregate consideration of $500,000. As of June 30, 2014, these shares were not issued.

During the six months ended June 30, 2014, the Company cancelled 135,900,000 shares of its common stock (4,530,000 pre-Stock Split) as part of the Merger transaction.

During the six months ended June 30, 2014, the Company issued 16,000,000 shares of its common stock valued at $25,000 as part of the Merger Agreement.

During the six months ended June 30, 2014, the Company committed to issue 60,000 shares of its common stock valued at $15,000 for services rendered.

As of June 30, 2014, there are 60,100,000 shares of the Company’s common stock issued and outstanding.

Note 4 – Commitments & Contingencies

From time to time the Company may become a party to litigation in the normal course of business.  Management believes that there are no current legal matters that would have a material effect on the Company’s financial position or results of operations.

Note 5 - Stock Options

On April 2, 2014, the Company granted 1,000,000 options with an exercise price of $0.25 per share.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees and consultants under a stock option plan at June 30, 2014:

	Options Outstanding			Options Exercisable
Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price
$0.25	1,000,000	4.50	$0.25	1,000,000	$0.25

The stock option activity for the six months ended June 30, 2014 is as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2013	-	$-
Granted	1,000,000	0.25
Exercised	-	-
Expired or canceled	-	-
Outstanding at June 30, 2014	1,000,000	$0.25

Stock-based compensation expense related to vested options was $282,247 during the three and six months ended June 30, 2014. The Company determined the value of share-based compensation for options vesting during the six months ended June 30, 2014 using the Black-Scholes fair value option-pricing model with the following weighted average assumptions: estimated fair value of Company’s common stock of $0.33, risk-free interest rate of 1.8%, volatility of 125%, expected lives of 4.5 years, and dividend yield of 0%.

Note 6 – Subsequent Events

Subsequent events have been evaluated through the date the unaudited condensed consolidated financial statements were issued.

On July 30, 2014, the Company’s board of directors approved an increase of the Company’s authorized common stock from 75,000,000 to 300,000,000 shares. Such increase shall be subject to the approval of the Company’s shareholders prior to its implementation.

On July 30, 2014, the Company’s board of directors approved the Company’s 2014 Equity Incentive Plan and the reservation of 15,525,000 shares of common stock for issuance under such plan. Such plan shall be subject to the approval of the Company’s shareholders prior to its implementation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Synergy for the three and six months ended June 30, 2014 and 2013, should be read in conjunction with the financial statements of Synergy, and the notes to those financial statements that are included elsewhere in this Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in our Form 8-K filed on May 7, 2014. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

Synergy Strips Corp. (“Synergy” or the “Company”) is in the business of marketing and distributing orally dissolving film strip products through various distribution channels primarily in the health and wellness industry. The Company’s strategy is to take active ingredients in popular consumer products and formulate an orally dissolving film strip as an alternative for consumers.

On April 7, 2014, an Agreement and Plan of Merger (the “Merger Agreement”) was entered into by and among the Company, Synergy Merger Sub, Inc., a Delaware corporation and the wholly owned subsidiary of the Company formed for the purpose of the transactions under the Merger Agreement (“Merger Sub”), and Synergy Strips Corp., a Delaware corporation incorporated on January 24, 2012 (“SSC”). The Merger Agreement provided for the merger of Merger Sub with and into SSC (the “Merger”), with SSC surviving the merger as the wholly owned subsidiary of the Company. The Merger was consummated on April 21, 2014.

On April 21, 2014, the Company changed its fiscal year end from July 31 to December 31.

On April 28, 2014, the Company its name from “Oro Capital Corporation” to “Synergy Strips Corp.” in connection with the Merger.

Our management’s discussion and analysis of our financial condition and results of operations are only based on Synergy’s current business.  Our previous shell company’s results of operations are immaterial and will not be included in the discussion below.  Key factors affecting our results of operations include revenues, cost of revenues, operating expenses and income and taxation.

Results of Operations for the Three months Ended June 30, 2014 and 2013

Revenue

For the three months ended June 30, 2014, we had revenues of $2,748 from sales of our products, as compared to revenue of $0 for the same period of 2013.

Cost of revenue

For the three months ended June 30, 2014, our cost of revenue was $1,685. This was primarily due to securing the U.S. military via a distributor in the United States. Our cost of revenue for the three months ended June 30, 2013, was $0.

Operating Expenses

For the three months ended June 30, 2014, our operating expenses were $643,552. This was primarily due to promoting the Synergy brand throughout North America and loss on acquisition. For the three months ended June 30, 2013, our operating expenses were $1,764.

Net income (loss)

For the three months ended June 30, 2014, our net loss was $(642,489). This was primarily due to increased spending on developing the Synergy brand and securing penetration in the U.S. market and loss on acquisition. For the three months ended June 30, 2013, our net loss was $(2,169).

Results of Operations for the Six months Ended June 30, 2014 and 2013

Revenue

For the six months ended June 30, 2014, we had revenues of $2,748 from sales of our products, as compared to revenue of $0 for the same period of 2013.

Cost of revenue

For the six months ended June 30, 2014, our cost of revenue was $1,685. This was primarily due to securing the U.S. military via a distributor in the United States. Our cost of revenue for the six months ended June 30, 2013, was $0.

Operating Expenses

For the six months ended June 30, 2014, our operating expenses were $645,622. This was primarily due to promoting the Synergy brand throughout North America and loss on acquisition. For the six months ended June 30, 2013, our operating expenses were $8,497.

Net income (loss)

For the six months ended June 30, 2014, our net loss was $(644,559). This was primarily due to increased spending on developing the Synergy brand and securing penetration in the U.S. market and loss on acquisition. For the six months ended June 30, 2013, our net loss was $(9,202).

Results of Operations for the Three months Ended March 31, 2014 and 2013

Revenue and Cost of Revenue

For the three months ended March 31, 2014 and 2013, we had no revenues and cost of revenues.

Operating Expenses

For the three months ended March 31, 2014 and 2013, our operating expenses were $2,070 and $6,733, respectively.

Net income (loss)

For the three months ended March 31, 2014 and 2013, our net loss was $(2,070) and $(6,733), respectively.

Results of Operations for the Five months Ended December 31, 2013 and 2012

Revenue and Cost of Revenue

For the five months ended December 31, 2013 and 2012, we had no revenues and cost of revenues.

Operating Expenses

For the five months ended December 31, 2013 and 2012, our operating expenses were $26,278 and $2,370, respectively.

Net income (loss)

For the five months ended December 31, 2013 and 2012, our net loss was $(26,691) and $(2,670), respectively.

Liquidity and Capital Resources

Overview

As of June 30, 2014, we had $186,636 cash on hand and $164,867 working capital.

Going Concern

The Company’s unaudited condensed consolidated financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had a cumulative net loss from inception to June 30, 2014 of $719,498. The Company has working capital of $164,867 as of June 30, 2014. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. If the Company is unable to obtain adequate capital it could be forced to cease development of operations.

In order to continue as a going concern and to develop a reliable source of revenues, and achieve a profitable level of operations the Company will need, among other things, additional capital resources. Management’s plans to continue as a going concern include raising additional capital through borrowing and sales of common stock. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Six months ended June 30, 2014 and 2013

Net cash used in operating activities

For the six months ended June 30, 2014, we used net cash of $232,554 in operating activities, as compared to $9,997 used in operating activities for the six months ended June 30, 2013. The increase was primarily attributable to higher net loss during the six months ended June 30, 2014 offset with stock based compensation expense and loss on acquisition.

Net cash provided by financing activities

For the six months ended June 30, 2014, financing activities provided $415,960, as compared to $49,195 provided by financing activities for the six months ended June 30, 2013. The increase was primarily attributable to proceeds from sale of common stock offset with repayment of notes payable.

Three months ended March 31, 2014 and 2013

Net cash used in operating activities

For the three months ended March 31, 2014, we used net cash of $570 in operating activities, as compared to $6,038 used in operating activities for the three months ended March 31, 2013.

Net cash provided by financing activities

For the three months ended March 31, 2014, financing activities provided $0, as compared to $5,500 provided by financing activities for the three months ended March 31, 2013.

Five months ended December 31, 2013 and 2012

Net cash used in operating activities

For the five months ended December 31, 2013, we used net cash of $5,900 in operating activities, as compared to $996 provided by operating activities for the five months ended December 31, 2012.

Net cash provided by financing activities

For the five months ended December 31, 2014, financing activities provided $33,908, as compared to $4,000 provided by financing activities for the five months ended December 31, 2012.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

None.

Off-Balance Sheet Arrangements

None

Summary of Significant Accounting Policies

Basis of presentation

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (GAAP).

Use of Estimates. The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. Significant estimates include, but are not limited to, the collectability of accounts receivable and the estimates used when evaluating long-lived assets for impairment. Estimates are used for, but are not limited to, determining the following: allowance for doubtful accounts and inventory valuation reserves, recoverability of long-lived assets, and useful lives used in depreciation and amortization.

Cash and cash equivalents. The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At June 30, 2014, the Company had no cash equivalents.

Revenue recognition.  Revenue is recognized in accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as revised by SAB No. 104. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Ownership and title of our products pass to customers upon delivery of the products to customers. Certain of our distributors may also perform a separate function as a co-packer on our behalf. In such cases, ownership of and title to our products that are co-packed on our behalf by those co-packers who are also distributors, passes to such distributors when we are notified by them that they have taken transfer or possession of the relevant portion of our finished goods.

Income taxes. The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”) Income Taxes. Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Fair Value of Financial Instruments. We hold certain financial assets, which are required to be measured at fair value on a recurring basis in accordance with the Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“ASC Topic 820-10”). ASC Topic 820-10 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). ASC Topic 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. Level 1 instruments include cash, account receivable, prepaid expenses, inventory and account payable and accrued liabilities. The carrying values are assumed to approximate the fair value due to the short term nature of the instrument.

The three levels of the fair value hierarchy under ASC Topic 820-10 are described below:

o	Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access. We believe our carrying value of level 1 instruments approximate their fair value at June 30, 2014 due to their short term nature.

o	Level 2 - Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

o	Level 3 - Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. We consider depleting assets, asset retirement obligations and net profit interest liability to be Level 3. We determine the fair value of Level 3 assets and liabilities utilizing various inputs, including NYMEX price quotations and contract terms.

Earnings (Loss) Per Share. Net earnings (loss) per share is computed by dividing net income (loss) less preferred dividends for the period by the weighted average number of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income (loss) less preferred dividends for the period by the weighted average number of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.

Recent accounting pronouncements. In June of 2014 the FASB issued ASU 2014-10, “Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” (“ASU 2014-10”). The amendments in ASU 2014-10 remove the definition of a development stage entity from the master glossary of the ASC, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations.

The Company has elected to adopt the provisions of ASU 2014-10 for the current fiscal quarter ending June 30, 2014. The adoption of ASU 2014-10 did not have a significant impact on our results of operations, financial condition or cash flow.

There are no recent accounting pronouncements that have had a material impact on our unaudited condensed financial statements.

Year-end. The Company has adopted December 31, as its fiscal year end.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this item.

Item 4.   Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by the report and concluded that as of June 30, 2014, (i) the Company’s disclosure controls and procedures were not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

INHERENT LIMITATIONS ON EFFECTIVENESS OF CONTROLS

The Company's management does not expect that its disclosure controls or its internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Part II – Other Information

Item 1.    Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Item 1A.  Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None during the three months ended June 30, 2014 that was not previously reported in a current report on Form 8-K.

Item 3.    Default Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not Applicable

Item 5.    Other Information

None.

Item 6.     Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Text of Amendment to Articles of Incorporation (2)
3.3	Bylaws (1)
31.1	Section 302 Certification by the Corporation’s Chief Executive Officer *
31.2	Section 302 Certification by the Corporation’s Chief Financial Officer *
32.1	Section 906 Certification by the Corporation’s Chief Executive Officer *
32.2	Section 906 Certification by the Corporation’s Chief Financial Officer *
101.INS	XBRL Instance Document* **
101.SCH	XBRL Taxonomy Extension Schema Document* **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document* **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document* **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document* **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document* **

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(1)	Incorporated by reference from the registrant’s Registration Statement on Form S-1 filed on November 21, 2012.
(2)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on May 7, 2014.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signatures	Title	Date

/s/ Mark Suponitsky	Chief Executive Officer	August 28, 2014
Chief Financial Officer

