Form 10-Q
period 2014-09-30
Synergy Strips Corp.
filed 2014-10-31
CIK 1562733

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Synergy Strips Corp.

Nevada	000-55098	99-0379440
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)
3435 Ocean Park #107-447
Santa Monica, CA 90405
(Address of principal executive offices)

(615) 939-9004
(Issuer’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes ☐ No .

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of October 31, 2014, 62,100,000 shares of our common stock were issued and outstanding.

SYNERGY STRIPS CORP.

(FORMERLY ORO CAPITAL CORPORATION)

INDEX

Table of Contents

PART I	FINANCIAL INFORMATION
Item 1.	Condensed consolidated financial statements	F-1
	Unaudited condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013	F-1
	Condensed consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013, and for the five months ended December 31, 2013 and 2012 (unaudited)	F-2
	Condensed consolidated statements of cash flows for the nine months ended September 30, 2014 and 2013, and for the five months ended December 31, 2013 and 2012 (unaudited)	F-3
	Notes to unaudited condensed consolidated financial statements	F-4
Item 2.	Management's discussion and analysis of financial condition and results of operations	3
Item 3.	Quantitative and qualitative disclosures about market risk	7
Item 4.	Controls and procedures	7

PART II	OTHER INFORMATION	8
Item 1.	Legal proceedings	8
Item 1A.	Risk factors	8
Item 2.	Unregistered sales of equity securities and use of proceeds	8
Item 3.	Defaults upon senior securities	8
Item 4.	Mine Safety Disclosures	8
Item 5.	Other information	8
Item 6.	Exhibits	8
Signatures		9

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Synergy Strips Corp.

(formerly ORO Capital Corporation)

Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
Assets	2014	2013

Current Assets
Cash and cash equivalents	$11,937	$3,230
Accounts Receivable	150	—
Inventory	30,500	—
Prepaid expenses	30,000	—
Total Current Assets	72,587	3,230

Total Assets	$72,587	$3,230

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable and accrued liabilities	$25,756	$16,051
Note payable	11,200	—
Total Liabilities	36,956	16,051

Stockholders’ Equity (Deficit):
Common stock, $0.00001 par value; 300,000,000 and 75,000,000 shares authorized, respectively; 62,100,000 and 180,000,000 shares issued and outstanding, respectively	621	1,800
Common stock to be issued	28,000	—
Additional paid in capital	868,744	60,318
Accumulated deficit	(861,734)	(74,939)
Total stockholders’ equity (deficit)	35,631	(12,821)
Total Liabilities and Stockholders’ Equity (Deficit)	$72,587	$3,230

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Synergy Strips Corp.

(formerly ORO Capital Corporation)

Unaudited Condensed Consolidated Statements of Operations

	For the three months ended		For the nine months ended		For the five months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013	December 31, 2013	December 31, 2012
Revenue	$—	$—	$2,748	$—	$—	$—

Cost of Sales
Cost of Sales	—	—	1,685	—	—	—
Total costs of sales	—	—	1,685	—	—	—

Gross Profit	—	—	1,063	—	—	—

Operating expenses
General and administrative	142,236	14,195	787,858	22,692	26,278	2,370
Total operating expenses	142,236	14,195	787,858	22,692	26,278	2,370

Other expenses
Imputed interest expense	—	413	—	1,118	413	300

Total expenses	142,236	14,608	787,858	23,810	26,691	2,670

Net Loss	$(142,236)	$(14,608)	$(786,795)	$(23,810)	$(26,691)	$(2,670)

Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares – basic and diluted	60,491,304	180,000,000	108,850,549	160,549,451	180,000,000	150,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Synergy Strips Corp.

(formerly ORO Capital Corporation)

Unaudited Condensed Consolidated Statements of Cash Flows

	For the nine months ended		For the five months ended
	September 30, 2014	September 30, 2013	December 31, 2013	December 31, 2012

Cash Flows from Operating Activities
Net loss	$(786,795)	$(23,810)	$(26,691)	$(2,670)
Stock based compensation expense	310,247	—	—	—
Loss on acquisition	109,040	—	—	—
Changes in operating assets and liabilities:
Accounts receivable	(150)	—	—	—
Inventory	(30,500)	—	—	—
Prepaid expense	(10,000)	—	—	—
Accounts payable and accrued liabilities	9,705	85	(5,900)	996
Net cash used in operating activities	(398,453)	(23,725)	(32,591)	(1,674)

Cash Flows from Investing Activities	—	—	—	—

Cash Flows from Financing Activities
Advances from related party notes	—	5,500	1,913	1,800
Repayment of notes payable	(92,840)	—	—	—
Proceeds from issuance of common stock	500,000	45,608	—	—
Net cash received from financing activities	407,160	51,108	1,913	1,800

Net increase in cash and cash equivalents	8,707	27,383	(30,678)	126

Cash and Cash Equivalents, beginning of period	3,230	4,126	33,908	4,000

Cash and Cash Equivalents, end of period	$11,937	$31,509	$3,230	$4,126

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—	$—	$—
Income taxes	$—	$—	$—	$—

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Cancellation of common stock as part of purchase transaction	$1,359	$—	$—	$—
Financing for prepaid insurance	$20,000	$—	$—	$—
Assumption of liabilities as part of acquisition transaction	$84,040	$—	$—	$—
Issuance of shares as part of acquisition transaction	$25,000	$—	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

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

The Company issued 16,000,000 shares which were valued at $25,000 and assumed liabilities of $84,040 and recorded a loss on acquisition of $109,040 during the nine months ended September 30, 2014.

Note 2 – Summary of Significant Accounting Policies

General

The accompanying condensed consolidated financial statements as of September 30, 2014 and December 31, 2013 and for the three and nine month periods ended September 30, 2014 and 2013 are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and are presented in accordance with the requirements of Rule S-X of the Securities and Exchange Commission (the "SEC") and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2014 and five months ended December 31, 2013 and 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended July 31, 2013 and footnotes thereto included in the Company's Annual Report on Form 10-K filed with the SEC.

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

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. As of September 30, 2014 the Company had no cash equivalents.

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

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under ASC subtopic 260-10, Earnings Per Share. Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock (using the “treasury stock” method), unless their effect on net loss per share is anti-dilutive. As of September 30, 2014, 1,000,000 options were outstanding.

Going Concern

The Company’s unaudited condensed financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had a cumulative net loss from inception (January 24, 2012) to September 30, 2014 of $861,734. The Company has working capital of $35,631 as of September 30, 2014. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. If the Company is unable to obtain adequate capital it could be forced to cease development of operations.

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

As of September 30, 2014, the Company has determined that there were no assets or liabilities measured at fair value.

Inventory

Inventory consists of finished goods. The Company’s inventory is stated at the lower of cost (FIFO cost basis) or market.

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

The Company has elected to adopt the provisions of ASU 2014-10 for the fiscal quarter ending June 30, 2014. The adoption of ASU 2014-10 did not have a significant impact on our results of operations, financial condition or cash flow.

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

Note 3 – Stockholders’ Deficit

The total number of shares of all classes of capital stock which the Company is authorized to issue is 300,000,000 shares of common stock with $0.00001 par value. On July 30, 2014, the Company’s board of directors approved an increase of the Company’s authorized common stock from 75,000,000 to 300,000,000 shares. Such increase shall be subject to the approval of the Company’s shareholders prior to its implementation.

On April 17, 2014, upon approval from FINRA, the Company effected a 30 for 1 forward stock split by way of a stock dividend, of all of its issued and outstanding shares of common stock (the “Stock Split”). The Stock Split did not affect the number of the Company’s authorized common stock or its par value.

On April 21, 2014, the Company entered into an agreement with accredited investors for the issuance and sale of 2,000,000 shares of its common stock at a purchase price of $0.25 per share, for an aggregate consideration of $500,000. As of September 30, 2014, all of these shares have been issued.

During the nine months ended September 30, 2014, the Company cancelled 135,900,000 shares of its common stock (4,530,000 pre-Stock Split) as part of the Merger transaction.

During the nine months ended September 30, 2014, the Company issued 16,000,000 shares of its common stock valued at $25,000 as part of the Merger Agreement.

During the nine months ended September 30, 2014, the Company committed to issue 112,000 shares of its common stock valued at $28,000 for services rendered.

As of September 30, 2014, there are 62,100,000 shares of the Company’s common stock issued and outstanding.

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

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees and consultants under a stock option plan at September 30, 2014:

	Options Outstanding			Options Exercisable
Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price
$0.25	1,000,000	4.50	$0.25	1,000,000	$0.25

The stock option activity for the nine months ended September 30, 2014 is as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2013	—	$—
Granted	1,000,000	0.25
Exercised	—	—
Expired or canceled	—	—
Outstanding at September 30, 2014	$1,000,000	$0.25

Stock-based compensation expense related to vested options was $282,247 during the nine months ended September 30, 2014. The Company determined the value of share-based compensation for options vesting during the nine months ended September 30, 2014 using the Black-Scholes fair value option-pricing model with the following weighted average assumptions: estimated fair value of Company’s common stock of $0.33, risk-free interest rate of 1.8%, volatility of 125%, expected lives of 4.5 years, and dividend yield of 0%.

Note 6 – Subsequent Events

 Effective October 27, 2014, Mark Suponitsky resigned as the President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of the registrant. His decision to resign was not the result of any material disagreement with the registrant on any matter relating to the registrant’s operations, policies or practices.

Effective October 27, 2014, immediately after the resignation of Mr. Suponitsky, Jack Ross was appointed as the registrant’s President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer, and to the registrant’s Board of Directors (the “Board”) as a director.

Immediately after the appointment of Mr. Ross to the Board, Mr. Suponitsky and Jordin Mendelsohn resigned from the Board. Their decision to resign from the Board was not the result of any material disagreement with the registrant on any matter relating to the registrant’s operations, policies or practices.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Synergy for the three and nine months ended September 30, 2014 and 2013, should be read in conjunction with the financial statements of Synergy, and the notes to those financial statements that are included elsewhere in this Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in our Form 8-K filed on May 7, 2014. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

On April 21, 2014, the Company changed its fiscal year end from July 31 to December 31.

On April 28, 2014, the Company changed its name from “Oro Capital Corporation” to “Synergy Strips Corp.” in connection with the Merger.

Our management’s discussion and analysis of our financial condition and results of operations are only based on Synergy’s current business.  Our previous shell company’s results of operations are immaterial and will not be included in the discussion below.  Key factors affecting our results of operations include revenues, cost of revenues, operating expenses and income and taxation.

Results of Operations for the Three months Ended September 30, 2014 and 2013

Revenue

For the three months ended September 30, 2014 and 2013, we had revenues of $0 from sales of our products.

Operating Expenses

For the three months ended September 30, 2014, our operating expenses were $142,236. This was primarily due to promoting the Synergy brand throughout North America. For the three months ended September 30, 2013, our operating expenses were $14,195.

Net Loss

For the three months ended September 30, 2014, our net loss was $142,236. This was primarily due to increased spending on developing the Synergy brand and securing penetration in the United States (“U.S.”) market. For the three months ended September 30, 2013, our net loss was $14,608.

Results of Operations for the Nine months Ended September 30, 2014 and 2013

Revenue

For the nine months ended September 30, 2014, we had revenues of $2,748 from sales of our products, as compared to revenue of $0 for the same period of 2013.

Cost of Revenue

For the nine months ended September 30, 2014, our cost of revenue was $1,685. This was primarily due to securing the U.S. military via a distributor in the U.S. Our cost of revenue for the nine months ended September 30, 2013, was $0.

Operating Expenses

For the nine months ended September 30, 2014, our operating expenses were $787,858. This was primarily due to promoting the Synergy brand throughout North America and loss from the Merger transaction. For the nine months ended September 30, 2013, our operating expenses were $22,692.

Net Loss

For the nine months ended September 30, 2014, our net loss was $786,795. This was primarily due to increased spending on developing the Synergy brand and securing penetration in the U.S. market and loss from the Merger transaction. For the nine months ended September 30, 2013, our net loss was $23,810.

Results of Operations for the Five months Ended December 31, 2013 and 2012

Revenue and Cost of Revenue

For the five months ended December 31, 2013 and 2012, we had no revenues and cost of revenues.

Operating Expenses

For the five months ended December 31, 2013 and 2012, our operating expenses were $26,278 and $2,370, respectively.

Net Loss

For the five months ended December 31, 2013 and 2012, our net loss was $26,691 and $2,670, respectively.

Liquidity and Capital Resources

Overview

As of September 30, 2014, we had $11,937 cash on hand and $35,631 working capital.

Going Concern

The Company’s unaudited condensed consolidated financial statements are prepared using accounting principles generally accepted in the U.S. (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had a cumulative net loss from inception to September 30, 2014 of $861,734. The Company has working capital of $35,631 as of September 30, 2014. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on whether the Company can obtain adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. If the Company is unable to obtain adequate capital it could be forced to cease development of operations.

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

Nine Months Ended September 30, 2014 and 2013

Net Cash Used in Operating Activities

For the nine months ended September 30, 2014, we used net cash of $398,453 in operating activities, as compared to $23,725 used in operating activities for the nine months ended September 30, 2013. The increase was primarily attributable to higher net loss during the nine months ended September 30, 2014 offset with stock based compensation expense and loss from the Merger transaction.

Net Cash Provided by Financing Activities

For the nine months ended September 30, 2014, financing activities provided $407,160, as compared to $51,108 provided by financing activities for the nine months ended September 30, 2013. The increase was primarily attributable to proceeds from sale of common stock offset with repayment of notes payable.

Five Months Ended December 31, 2013 and 2012

Net Cash Used in Operating Activities

For the five months ended December 31, 2013, we used net cash of $32,591 in operating activities, as compared to $1,674 for the five months ended December 31, 2012.

Net Cash Provided by Financing Activities

For the five months ended December 31, 2013, financing activities provided $1,913, as compared to $1,800 for the five months ended December 31, 2012.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

None.

Off-Balance Sheet Arrangements

None.

Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with U.S. GAAP.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. Significant estimates include, but are not limited to, the collectability of accounts receivable and the estimates used when evaluating long-lived assets for impairment. Estimates are used for, but are not limited to, determining the following: allowance for doubtful accounts and inventory valuation reserves, recoverability of long-lived assets, and useful lives used in depreciation and amortization.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2014, the Company had no cash equivalents.

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

Income Taxes

The Company accounts for income taxes under Financial Accounting Standards Board (“FASB”) Codification Topic 740-10-25 (“ASC 740-10-25”) Income Taxes. Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Fair Value of Financial Instruments

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

The three levels of the fair value hierarchy under ASC Topic 820-10 are described below:

o	Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access. We believe our carrying value of level 1 instruments approximate their fair value at September 30, 2014 due to their short term nature.

o	Level 2 - Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

o	Level 3 - Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. We consider depleting assets, asset retirement obligations and net profit interest liability to be Level 3. We determine the fair value of Level 3 assets and liabilities utilizing various inputs, including NYMEX price quotations and contract terms.

Earnings (Loss) Per Share

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

The Company has elected to adopt the provisions of ASU 2014-10 for the fiscal quarter ending June 30, 2014. The adoption of ASU 2014-10 did not have a significant impact on our results of operations, financial condition or cash flow.

There are no recent accounting pronouncements that have had a material impact on our unaudited condensed financial statements.

Fiscal Year

The Company has adopted December 31, as its fiscal year end.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information required by this item.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by the report and concluded that as of September 30, 2014, (i) the Company’s disclosure controls and procedures were not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A.  Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None during the three months ended September 30, 2014 that was not previously reported in a current report on Form 8-K.

Item 3.    Default Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.    Other Information

None.

Item 6.     Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Text of Amendment to Articles of Incorporation (2)
3.3	Bylaws (1)
31.1	Section 302 Certification by the Corporation’s Chief Executive Officer *
31.2	Section 302 Certification by the Corporation’s Chief Financial Officer *
32.1	Section 906 Certification by the Corporation’s Chief Executive Officer *
32.2	Section 906 Certification by the Corporation’s Chief Financial Officer *
101.INS	XBRL Instance Document* **
101.SCH	XBRL Taxonomy Extension Schema Document* **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document* **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document* **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document* **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document* **

*	Filed herewith
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(1)	Incorporated by reference from the registrant’s Registration Statement on Form S-1 filed on November 21, 2012.
(2)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on May 7, 2014.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signatures	Title	Date

/s/ Jack Ross	Chief Executive Officer	October 31, 2014
Chief Financial Officer