Form 10-K
period 2014-12-31
Synergy Strips Corp.
filed 2015-03-31
CIK 1562733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

Commission file number: 333-185103

Synergy Strips Corp.

(Exact name of registrant as specified in its charter)

Nevada	99-0379440
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

865 Spring Street Westbrook, ME	04092
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 615-939-9004

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.00001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” ”accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2014 was approximately $25.7 million based upon the closing price of the common stock as quoted by the Over-the-Counter Bulletin Board (the “OTC Bulletin Board”)

As of March 23, 2015, there were 66,695,187 shares of the registrant’s common stock, par value $0.00001 per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information contained in this annual report contains “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are contained principally in the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” and are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. As used herein, “we,” “us,” “our” and the “Company” refers to Synergy Strips Corp. and its wholly owned subsidiary.

The forward-looking statements herein represent our expectations, beliefs, plans, intentions or strategies concerning future events, including, but not limited to: our future financial performance; the continuation of historical trends; the sufficiency of our cash balances for future needs; our future operations; our sales and revenue levels and gross margins, costs and expenses; the relative cost of our operation as compared to our competitors; new product introduction, entry and expansion into new markets and utilization of new sales channels and sales agents; improvements in, and the relative quality of, our technologies and the ability of our competitors to copy such technologies; our competitive technological advantages over our competitors; brand image, customer loyalty and expanding our customer base; the sufficiency of our resources in funding our operations; and our liquidity and capital needs.

Our forward-looking statements are based on our current expectations and beliefs concerning future developments, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass. Moreover, our forward-looking statements are subject to various known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements.

Except as required by applicable laws, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

PART I

ITEM 1. BUSINESS – OVERVIEW OF OUR COMPANY

Overview

We are in the business of marketing and distributing consumer-branded products through various distribution channels primarily in the health and wellness industry. Our strategy is to grow both organically and by future acquisition.

Development of the Business

We were organized as a corporation under the laws of the State of Nevada on December 29, 2010 under the name “Oro Capital Corporation”. On April 7, 2014, an Agreement and Plan of Merger (the “Merger Agreement”) was entered into by and among us, Synergy Merger Sub, Inc., a Delaware corporation and our wholly owned subsidiary formed for the purpose of the transactions under the Merger Agreement (“Merger Sub”), and Synergy Strips Corp., a Delaware corporation incorporated on January 24, 2012 (“SSC”). The Merger Agreement provided for the merger of Merger Sub with and into SSC (the “Merger”), with SSC surviving the merger as our wholly owned subsidiary. On April 17, 2014, we issued a share dividend to our shareholders in order to effect a 30-for-1 forward stock split. The Merger was consummated on April 21, 2014. On April 21, 2014, we changed our fiscal year end from July 31 to December 31. On April 28, 2014, we changed the name of the Company from “Oro Capital Corporation” to “Synergy Strips Corp.”

Current Fiscal Year Developments

Loan and Warrants

On January 22, 2015, we entered into a Loan and Security Agreement (“Loan Agreement”) with Knight Therapeutics (Barbados) Inc. (“Knight”), pursuant to which Knight agreed to loan us $6.0 million (the “Loan”), and which amount was borrowed at closing (the “Financing”) for the purpose of acquiring the Focus Factor Business (defined below). At closing, we paid Knight an origination fee of $120,000 and a work fee of $60,000 and also paid $40,000 of Knight’s expenses associated with the Loan. The Loan bears interest at a rate of 15% per year; provided, however, that upon the occurrence of an equity or convertible equity offering by us of at least $1.0 million, the interest rate will drop to 13% per year. Interest accrues quarterly and is payable in arrears on March 31, June 30, September 30 and December 31 in each year, beginning on March 31, 2015.

All outstanding principal and accrued and unpaid interest is due on the earliest to occur of either January 20, 2017 (the “Maturity Date”), or the date that Knight, in its discretion, accelerates our obligations due to an event of default. We may extend the Maturity Date for two successive additional 12-month periods if at March 31, 2016 and March 31, 2017, respectively, our revenues exceed $13.0 million and our EBITDA exceeds $2.0 million for the respective 12-month period then ending. Principal payments under the Loan Agreement commence on June 30, 2015 and continue quarterly as set forth on the repayment schedule attached to the Loan Agreement.

Subject to certain restrictions, we may prepay the outstanding principal of the Loan (in whole but not in part) at any time if we pay a concurrent prepayment fee equal to the greater of (i) the total unpaid annual interest that would have been payable during the year in which the prepayment is made if the prepayment is made prior to the first anniversary of the closing, and (ii) $300,000. Our obligations under the Loan Agreement are secured by a first priority security interest in all of our present and future assets. We also agreed to not pledge or otherwise encumber our intellectual property assets, subject to certain customary exceptions.

The Loan Agreement includes customary representations, warranties, and affirmative and restrictive covenants, including covenants to attain and maintain certain financial metrics, and to not merge or dispose of assets, acquire other businesses (except for businesses substantially similar or complementary to our business, provided the aggregate consideration to be paid does not exceed $100,000) or make capital expenditures that exceed the amount provided in our annual business plan by greater than $100,000 in any year. The Loan Agreement also includes customary events of default, including payment defaults, breaches of covenants, change of control and material adverse effect default. Upon the occurrence of an event of default and during the continuation thereof, the principal amount of the Loan will bear a default interest rate of an additional 5%.

In connection with the Loan Agreement, we issued to Knight a warrant that entitles Knight to purchase 4,595,187 shares of our common stock (“Common Stock”) on or prior to close of business on January 30, 2015 (the “ST Warrant”). The aggregate exercise price of the ST Warrant is $1.00. Knight exercised the ST Warrant on January 22, 2015. Also in connection with the Loan Agreement, we issued to Knight a warrant to purchase 3,584,759 shares of Common Stock on or prior to the close of business of January 22, 2025 (the “LT Warrant”). The exercise price per share of the Common Stock under the LT Warrant is $0.34. The LT Warrant provides for cashless exercise. The LT Warrant also provides that, in the event the closing price of the Common Stock remains above $1.00 for six consecutive months (the “Benchmark Period”), Knight will forfeit the difference between the number of shares acquired upon exercise of the LT Warrant prior to the expiration of the 90-day period after the Benchmark Period, and 25% of the shares purchasable under the LT Warrant.

Asset Purchase Agreement

On January 22, 2015 (the “Closing Date”), we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Factor Nutrition Labs, LLC, a Delaware limited liability company (the “Seller”),Vita Partners, LLC, RPR Partners, LLC, and Thor Associates, Inc. (each a “Principal Owner”). Pursuant to the Purchase Agreement, we purchased all of the assets of the Seller’s line of business and products called FOCUS Factor (the product purchased thereunder, together with the business related to the product, is collectively referred to as the “Focus Factor Business”) and assumed the accounts payable and contractual obligations of the Focus Factor Business for an aggregate purchase price of $6.0 million, with $4.5 million paid on the Closing Date, and $750,000 to be paid on or before January 20, 2016 and an additional $750,000 to be paid on or before January 20, 2017.

The Purchase Agreement contains customary representations and warranties and covenants by each party. The Purchase Agreement contains customary indemnification provisions in our favor, including, subject to certain limitations, whereby the Seller and each of the Principal Owners agree to indemnify us and our affiliates for any losses arising out of any breach of their representations or warranties and any breach or failure to perform their covenants under the Purchase Agreement, among others.

The Purchase Agreement also provides that during the period beginning on the Closing Date and ending on the fifth anniversary of the Closing Date (the “Restricted Period”), the Seller, the Principal Owners (other than Thor Associates, Inc.), and their respective affiliates agree to not, among other things, (i) compete against the Focus Factor Business, (ii) solicit any employee or consultant providing services in connection with the Focus Factor Business (a “Covered Employee”), (iii) hire any former Covered Employee who left employment or retention by us within one year of such departure, or (iv) solicit any of our customers or suppliers who was a customer or supplier within the two year-period prior to the solicitation, to the extent such business is similar to the business conducted by such customer or supplier with us.

Distribution Agreement

On January 22, 2015, we and Knight entered into a Distribution, License and Supply Agreement (the “Distribution Agreement”), pursuant to which we granted to Knight an exclusive license to commercialize FOCUSFactor, FOCUSFactor Kids and Synergy Strip and all improvements thereto (together the “Licensed Products”) and appointed Knight as the exclusive distributor to offer to sell and sell the Licensed Products in Canada, and, at Knight’s election, one or more of the State of Israel, the Russian Federation, and Sub-Saharan Africa (the “Territory”). The Distribution Agreement provides that Knight may sublicense its rights or use sub-distributors under the Distribution Agreement on terms consistent with the terms of the Distribution Agreement. During the term of the Distribution Agreement, Knight agrees to obtain from us all its requirements for the Licensed Products and we agree to supply the Licensed Products at its adjusted production cost plus a designated percentage and any applicable taxes.

Pursuant to the Distribution Agreement, Knight agrees to not (i) knowingly solicit or accept orders of Licensed Products from any customer outside the Territory, (ii) knowingly distribute Licensed Products for sale or use outside the Territory, or (iii) supply any third-party distributor with Licensed Products after Knight has actual knowledge that such third party has distributed or offered to distribute Licensed Products outside the Territory. Similarly, under the terms of the Distribution Agreement, we agree that we will not (i) knowingly solicit or accept orders of Licensed Products from a customer in the Territory, (ii) knowingly distribute Licensed Products for sale or use in the Territory, or (iii) supply any third-party distributor with Licensed Products after we have knowledge that such third party has distributed or offered to distribute Licensed Products in the Territory.

The Distribution Agreement includes customary representations and warranties and covenants by the parties, each of which also agrees to customary indemnification provisions. In the event of our long-term inability to supply Knight with the Licensed Products, Knight is entitled to require, among other remedies, that we grant a Knight-designated third party a non-exclusive license to use all relevant intellectual property to manufacture and supply Knight with the Licensed Products for commercialization in the Territory. The term of the Distribution Agreement expires 15 years from the date of the first commercial sale of a Licensed Product in Canada, and the Distribution Agreement will automatically renew for successive 15-year periods unless either party provides the other with written notice of its intention not to renew (a “Non-Renewal Notice”). We agree that, in the event we issue a Non-Renewal Notice, we will pay to Knight a non-renewal fee equal to the net sales of the Licensed Products achieved by Knight in the Territory during the eight calendar quarters preceding the date of such notice, plus all applicable taxes.

Mr. Jack Ross, CEO of the Company has entered into Stock Pledge and Security Agreement with Factor Nutrition Labs, LLC on January 22, 2015 and pledged certain shares as a guarantee for additional payment of $1,500,000 pursuant to the said Asset Purchase Agreement.

Distribution Option Agreement

In connection with the Loan Agreement, we entered into a Product Distribution Option Agreement, dated January 22, 2015 (the “Option Agreement”), pursuant to which we granted Knight the exclusive right to negotiate the exclusive distribution rights of any one or more of our products, including products from the Focus Factor Business, for the territories of Canada, the Russian Federation, Sub-Saharan Africa and the State of Israel (the “Option”), pursuant to designated parameters. The Option Agreement is effective upon the date of the Option Agreement, will expire on January 31, 2045, and will automatically renew thereafter for successive five-year periods unless either party provides a notice of termination prior to the Option Agreement’s expiration. If Knight does not exercise the Option, then we are free to contract for distribution with other parties, but only on terms no less favorable than those offered by Knight pursuant to the Option Agreement.

Description of the Business.

FOCUSfactor is sold at America’s leading retailers such as Costco, Sam’s Club, Walmart, Walgreens and The Vitamin Shoppe. FOCUSfactor is a brain-health nutritional supplement that includes a proprietary blend of brain supporting vitamins, minerals, antioxidants and other nutrients. In December 2012, the United States Patent and Trademark Office issued US Patent 8,329,227 covering FOCUSfactor’s proprietary formulation “for enhanced mental function.” The issuance of the patent marked one of the few times a patent has been issued for a nationally branded nutritional supplement. FOCUSfactor is clinically tested with results demonstrating improvements in focus, concentration and memory in healthy adults.

Strategy.

We intend to expand on the FOCUSfactor product’s retail strategy and build out a strong online sales model.

Technology.

In December 2012, the United States Patent and Trademark Office issued U.S. Patent 8,329,227 covering FOCUSfactor’s proprietary formulation “for enhanced mental function.” The issuance of the patent marked one of the few times a patent has been issued for a nationally branded nutritional supplement.

The issuance of the patent for FOCUSfactor came after a 2011 clinical study report which showed that FOCUSfactor improved memory, concentration and focus in healthy adults participating in the study. The clinical study of FOCUSfactor was sponsored by Factor Nutrition Labs, the owner of the Focus Factor Business at the time, and was conducted by Cognitive Research Corporation, a full-service contract research organization that specializes in the effects of nutritional supplements and pharmaceutical products on human cognition. The study was conducted in compliance with all applicable country requirements for the conduct of clinical studies, including those outlined by the International Conference on Harmonization, Consolidated Guidelines on Good Clinical Practices, and the Food and Drug Administration.

Products

Current Products

Adult Version	Kids Version

Development and Commercialization Strategy

Research and Development

We currently outsource our research and development to a third party experienced in the development of such technologies, which third party is led by a group of experienced scientists.

Manufacturing

We currently outsource the manufacturing of our products to third parties who have the necessary equipment and technology to provide mass quantities if required.

Commercialization

We are highly dependent on two retailers for the sale of our FOCUSfactor product: Costco Wholesale Corporation and Sam’s West, Inc./Walmart (a/k/a Sam’s Club). We intend to diversify our sales network and generate revenue by selling our consumer-ready products to retailers across North America, which retailers may then sell to end consumers through retail distribution channels. We also sell direct to wholesalers and distributors at a reduced cost to grow our revenue base quickly and to penetrate the market more effectively.

Intellectual Property

Our success depends in part upon our ability to protect our core technology and intellectual property. To establish and protect our proprietary rights, we will rely on a combination of patents, patent applications, trademarks, copyrights, trade secrets, including know-how, license agreements, confidentiality procedures, non-disclosure agreements with third parties, employee disclosure and invention assignment agreements, and other contractual rights. In December 2012, the United States Patent and Trademark Office issued U.S. Patent 8,329,227 covering FOCUSfactor’s proprietary formulation “for enhanced mental function.” The issuance of the patent marked one of the few times a patent has been issued for a nationally branded nutritional supplement.

The issuance of the patent for FOCUSfactor came after a 2011 clinical study report which showed that FOCUSfactor improved memory, concentration and focus in healthy adults participating in the study. The clinical study of FOCUSfactor was sponsored by Factor Nutrition Labs, the owner of the Focus Factor Business at the time, and was conducted by Cognitive Research Corporation, a full-service contract research organization that specializes in the effects of nutritional supplements and pharmaceutical products on human cognition. The study was conducted in compliance with all applicable country requirements for the conduct of clinical studies, including those outlined by the International Conference on Harmonization, Consolidated Guidelines on Good Clinical Practices, and the Food and Drug Administration.

Distribution and Marketing

We plan to focus on selling to retailers and distributors who currently are active in the consumer product space to expedite the penetration of market acceptance of the product. We are currently conducting research with focus groups to find out what the best approach for marketing efforts is and how to do so on the most cost-effective manner. We also plan to develop an online sales channel.

Markets

We sell the products in mostly North America retail locations along with other developed countries with similar retail landscapes to North America. Knight has distribution rights to sell the FOCUSfactor product in Canada and certain other territories.

Competition

Although there are competing products on the market, FOCUSfactor is the only product in its category with both a patent and clinical study to support its claims. These competitors include a wide range of products, from targeted brain-enhancement supplements to indirect competitors such as energy drinks that claim to improve concentration.

Government Regulation

The products that we sell, and those that we are developing for future sale, are and will be subject to U.S. Food and Drug Administration (“FDA”) approval for packaging compliance and, with respect to the products we currently sell, we have obtained such approvals from the FDA. Since the current products sold are considered nutraceuticals, minimal FDA regulations are placed on the product with the exception of the appropriate labeling and warnings.

The Company will rely on legal and operational compliance programs, as well as local counsel, to guide its businesses in complying with applicable laws and regulations of the jurisdictions in which they do business.

The Company does not anticipate, at this time, that the cost of compliance with U.S. and foreign laws will have a material financial impact on its operations, business or financial condition. There are however no guarantees that new regulatory and tariff legislation may not have a material negative effect on its business in the future.

Employees

As of March 23, 2015, we have six full-time employees and no part-time employees. We intend to grow our employee base in response to the demands and requirements of the business.

ITEM 1A. RISK FACTORS

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

As of December 31, 2014, the Company neither owned nor leased any real property.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Only a sporadic and limited market exists for our securities. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a shareholder in all likelihood will be unable to resell his, her or its securities in our Company. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops. Our securities are traded on the OTCQB operated by OTCMarkets.com under the symbol “SNYR”.

Quarter Ending	High	Low
12/31/14	$0.55	$0.31
9/30/14	$0.60	$0.31
6/30/14	$2.00	$0.30
3/31/14	$0.33	$0.33
12/31/13	—	—
9/30/13	—	—
6/30/13	—	—
3/31/13	—	—

Shareholders

As of March 23, 2015, we have 64 shareholders of record of our common stock.

Dividend Policy

We have not declared any cash dividends. We do not intend to pay dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Section 15(g) of the Securities Exchange Act of 1934

Our shares are covered by section 15(g) of the Securities Exchange Act of 1934, as amended, which imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 in each of the two most recent years or joint income with a spouse exceeding $300,000 for those years excluding the value of their primary residence). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser’s written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one-page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to an understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers “spread” and broker/dealer compensation; the broker/dealer compensation, the broker/dealer’s duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customer’s rights and remedies in causes of fraud in penny stock transactions; and, the Financial Industry Regulatory Authority’s toll-free telephone number and the central number of the North American Securities Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Sales of Unregistered Securities

During 2014, we did not issue any equity securities that were not registered under the Securities Act, or that were not previously reported in a Quarterly Report on Form 10-Q or Current Report on Form 8-K of the Company.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA.

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is an overview of the important factors that management focuses on in evaluating our business; financial condition and operating performance should be read in conjunction with the financial statements included in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of any number of factors, including those set forth in the Company’s reports filed with the SEC on Form 10-K, 10-Q and 8-K as well as in this Annual Report on Form 10-K. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

Overview.

The Company is in the business of marketing and distributing consumer branded products through various distribution channels primarily in the health and wellness industry. The Company’s strategy is to grow both organically and by future acquisition.

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

Our management’s discussion and analysis of our financial condition and results of operations are only based on our current business. Key factors affecting our results of operations include revenues, cost of revenues, operating expenses and income and taxation.

Results of Operations for the Years Ended December 31, 2014 and July 31, 2013

Revenue

For the year ended December 31, 2014, we had revenues of $9,158 from sales of our products, as compared to revenue of $0 for the year ended July 31, 2013.

Cost of Revenue

For the year ended December 31, 2014, our cost of revenue was $5,616. This was primarily due to securing an arrangement with the U.S. military via a distributor in the U.S. Our cost of revenue for the year ended July 31, 2013, was $0.

Operating Expenses

For the year ended December 31, 2014, our operating expenses were $961,636. This was primarily due to promoting the Synergy brand throughout North America and loss from the Merger transaction. For the year ended July 31, 2013, our operating expenses were $21,783.

Net Loss

For the year ended December 31, 2014, our net loss was $963,634. This was primarily due to increased spending on developing the Synergy brand and securing penetration in the U.S. market and loss from the Merger transaction. For the year ended July 31, 2013, our net loss was $23,201.

Results of Operations for the Five Months Ended December 31, 2013

Revenue and Cost of Revenue

For the five months ended December 31, 2013, we had no revenues and cost of revenues.

Operating Expenses

For the five months ended December 31, 2013, our operating expenses were $24,538.

Net Loss

For the five months ended December 31, 2013, our net loss was $24,951.

Liquidity and Capital Resources

Overview

As of December 31, 2014, we had $338 cash on hand and a $125,666 working capital deficit.

Year Ended December 31, 2014 and July 31, 2013

Net Cash Used in Operating Activities

For the year ended December 31, 2014, we used net cash of $489,175 in operating activities, as compared to $15,783 used in operating activities for the year ended July 31, 2013. The increase was primarily attributable to higher net loss during the year ended December 31, 2014 offset with stock based compensation expense and loss from the Merger transaction.

Net Cash Provided by Financing Activities

For the year ended December 31, 2014, financing activities provided $486,283, as compared to $45,691 provided by financing activities for the year ended July 31, 2013. The increase was primarily attributable to proceeds from sale of common stock offset with repayment of notes payable.

Five Months Ended December 31, 2013

Net Cash Used in Operating Activities

For the five months ended December 31, 2013, we used net cash of $30,678 in operating activities.

Net Cash Provided by Financing Activities

For the five months ended December 31, 2013, financing activities provided $0.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

None.

Off-Balance Sheet Arrangements

None.

Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. As of December 31, 2014 the Company had no cash equivalents.

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

Accounts receivable

Accounts receivable are generally unsecured. The majority of the Company’s sales are in cash from truck stop sales. Receivables relate to special event sales. The Company establishes an allowance for doubtful accounts receivable based on the age of outstanding invoices and management’s evaluation of collectability. Accounts are written off after all reasonable collection efforts have been exhausted and management concludes that likelihood of collection is remote. Any future recoveries are applied against the allowance for doubtful accounts.

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

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under ASC subtopic 260-10, Earnings Per Share. Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock (using the “treasury stock” method), unless their effect on net loss per share is anti-dilutive. As of December 31, 2014, 1,000,000 options were outstanding.

Going Concern

The Company’s consolidated financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had accumulated deficit at December 31, 2014 of $1,033,291. The Company has a working capital deficit of $125,666 as of December 31, 2014. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. If the Company is unable to obtain adequate capital it could be forced to cease development of operations.

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

As of December 31, 2014, the Company has determined that there were no assets or liabilities measured at fair value.

Inventory

Inventory consists of finished goods. The Company’s inventory is stated at the lower of cost (FIFO cost basis) or market.

Stock-Based Compensation

The Company adopted the provisions of ASC 718. We estimate the fair value of stock options using a binomial model, consistent with the provisions of ASC 718 and SEC Staff Accounting Bulletin No. 107, Share-Based Payment. Option-pricing models require the input of highly subjective assumptions, including the price volatility of the underlying stock. We determined that the use of implied volatility is expected to be more reflective of market conditions and, therefore, could reasonably be expected to be a better indicator of our expected volatility than historical volatility. The expected term assumption used in calculating the estimated fair value of our stock-based compensation awards using the binomial model is based on detailed historical data about employees’ exercise behavior, vesting schedules, and death and disability probabilities. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted, exercised and cancelled. We believe the resulting binomial calculation provides a more refined estimate of the fair value of our employee stock options.

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

The Company has elected to adopt the provisions of ASU 2014-10 from the fiscal quarter ending June 30, 2014. The adoption of ASU 2014-10 did not have a significant impact on our results of operations, financial condition or cash flow.

The FASB has issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company has not yet determined the effect of the adoption of this standard and it is not expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The Company has not yet determined the effect of the adoption of this standard and it is not expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

In August 2014, the FASB issued a new accounting standard which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company expects to adopt this new standard for the fiscal year ending December 31, 2015 and the Company will continue to assess the impact on its consolidated financial statements.

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s condensed financial position, results of operations or cash flows.

Change in Fiscal Year End

As reported in the Company’s current report on Form 8-K filed on May 7, 2014, on April 21, 2014, the Company’s board of directors approved a change to the Company’s fiscal year end from July 31 to December 31 of each year. With the change effective this 2014 fiscal year, which will now end December 31, 2014, there is a five month transition period covering the months from August 2013 to December 2013.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this Item is set forth in the consolidated financial statements and notes thereto beginning at page F-1 of this Form 10-K.

FINANCIAL STATEMENTS

Synergy Strips Corp.

(formerly ORO Capital Corporation)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and shareholders

Synergy Strips Corp.

(formerly ORO Capital Corporation)

We have audited the accompanying consolidated balance sheets of Synergy Strips Corp. (formerly ORO Capital Corporation) (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2014 and five months ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Synergy Strips Corp. (formerly ORO Capital Corporation) at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the for the year ended December 31, 2014 and five months ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP
RBSM LLP
March 27, 2015

New York, New York

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Oro Capital Corporation, Inc.

We have audited the accompanying balance sheets of Oro Capital Corporation, Inc. as of July 31, 2013 and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oro Capital Corporation, Inc. as of July 31, 2013, and the results of its operations, changes in stockholders’ equity (deficit) and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC
M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas
October 28, 2013

Synergy Strips Corp.

(formerly ORO Capital Corporation)

Consolidated Balance Sheets

	December 31, 2014	December 31, 2013	July 31, 2013
Assets
Current Assets
Cash and cash equivalents	$338	$3,230	$33,908
Accounts Receivable	2,898	-	-
Receivable from related party	16,077	-	-
Prepaid expenses	10,000	-	-
Inventory	26,064	-	-
Total Current Assets	55,376	3,230	33,908

Total Assets	$55,376	$3,230	$33,908

Liabilities and Stockholders’ (Deficit) Equity
Current Liabilities:
Accounts payable and accrued liabilities	$74,642	$16,051	$23,691
Notes payable, related party	100,000	-	-
Notes payable, others	6,400	-	-
Total Current Liabilities	181,042	16,051	23,691

Commitments and contingencies	-	-	-

Stockholders’ (Deficit) Equity:
Common stock, $0.00001 par value; 75,000,000 shares authorized; 62,100,000, 180,000,000 and 180,000,000 shares issued and outstanding, respectively	621	1,800	1,800
Common stock to be issued	40,000	-	-
Additional paid in capital	867,004	58,578	56,665
Accumulated deficit	(1,033,291)	(73,199)	(48,248)
Total stockholders’ (deficit) equity	(125,666)	(12,821)	10,217
Total Liabilities and Stockholders’ (Deficit) Equity	$55,376	$3,230	$33,908

The accompanying notes are an integral part of these consolidated financial statements

Synergy Strips Corp.

(formerly ORO Capital Corporation)

Consolidated Statements of Operations

	For the year ended	For the five months ended	For the year ended
	December 31, 2014	December 31, 2013	July 31, 2013
Revenue	$9,158	$-	$-

Cost of Sales
Cost of Sales	5,616	-	-
Total costs of sales	5,616	-	-

Gross Profit	3,542	-	-

Operating expenses
General and administrative	961,636	24,538	21,783
Total operating expenses	961,636	24,538	21,783

Other expenses
Imputed and other interest expense	1,998	413	1,418

Total expenses	963,634	24,951	23,201

Net Loss	$(960,092)	$(24,951)	$(23,201)

Net loss per share – basic and diluted	$(0.01)	$(0.00)	$(0.00)

Weighted average common shares – basic and diluted	97,165,479	180,000,000	152,896,230

The accompanying notes are an integral part of these consolidated financial statements

Synergy Strips Corp.

(formerly ORO Capital Corporation)

Consolidated Statement of Stockholders’ (Deficit) Equity

	Common stock		Additional Paid in	Common Stock	Accumulated	Total Stockholders’
	Shares	Amount	Capital	to be issued	Deficit	Equity
Balance as of July 31, 2012	150,000,000	$1,500	$9,547	$-	$(25,047)	$(14,000)
Issuance of shares for cash	30,000,000	300	39,700	-	-	40,000
Donated services and rent	-	-	6,000	-	-	6,000
Imputed interest expense	-	-	1,418	-	-	1,418
Net loss	-	-	-	-	(23,201)	(23,201)
Balance as of July 31, 2013	180,000,000	$1,800	$56,665	$-	$(48,248)	$10,217
Donated services and rent	-	-	1,500	-	-	1,500
Imputed interest expense	-	-	413	-	-	413
Net loss	-	-	-	-	(24,951)	(24,951)
Balance as of December 31, 2013	180,000,000	$1,800	$58,578	$-	$(73,199)	$(12,821)
Cancellation of Oro Corporation shares	(135,900,000)	(1,359)	1,359	-	-	-
Common stock issued to Synergy shareholders	16,000,000	160	24,840	-	-	25,000
Common stock issued for cash	2,000,000	20	499,980	-	-	500,000
Fair value of vested stock options	-	-	282,247	-	-	282,247
Common stock to be issued for services	-	-	-	40,000	-	40,000
Net loss	-	-	-	-	(960,092)	(960,092)
Balance as of December 31, 2014	62,100,000	$621	$867,004	$40,000	$(1,033,291)	$(125,666)

The accompanying notes are an integral part of these consolidated financial statements

Synergy Strips Corp.

(formerly ORO Capital Corporation)

Consolidated Statements of Cash Flows

	For the year ended	For the five months ended	For the year ended
	December 31, 2014	December 31, 2013	July 31, 2013
Cash Flows from Operating Activities
Net loss	$(960,092)	$(24,951)	$(23,201)
Stock based compensation expense	322,247	-	-
Imputed interest expense	-	413	1,418
Donated consulting services and rent expenses	-	1,500	6,000
Loss on acquisition	109,040	-	-
Changes in operating assets and liabilities:
Accounts receivable	(2,898)	-	-
Inventory	(26,064)	-	-
Prepaid expense	10,000	-	-
Accounts payable and accrued liabilities	58,591	(7,640)	-
Net cash used in operating activities	(489,175)	(30,678)	(15,783)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
(Repayments to) advances from related party notes	(16,077)	-	5,691
Proceeds from notes payable	100,000	-	-
Repayment of notes payable	(97,640)	-	-
Proceeds from issuance of common stock	500,000	-	40,000
Net cash provided by financing activities	486,283	-	45,691

Net increase in cash and cash equivalents	(2,892)	(30,678)	29,908

Cash and Cash Equivalents, beginning of period	3,230	33,908	4,000

Cash and Cash Equivalents, end of period	$338	$3,230	$33,908

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$1,667	$-	$-
Income taxes	$-	$-	$-

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Cancellation of common stock as part of purchase transaction	$1,359	$-	$-
Financing for prepaid insurance	$20,000	$-	$-
Assumption of liabilities as part of acquisition transaction	$84,040	$-	$-
Issuance of shares as part of acquisition transaction	$25,000	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

SYNERGY STRIPS CORP.

(FORMERLY ORO CAPITAL CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company is in the business of marketing and distributing best in class consumer branded products through various distribution channels primarily in the health and wellness industry. The Company’s strategy is to grow both organically and by future acquisitions.

Merger

On April 7, 2014, an Agreement and Plan of Merger (the “Merger Agreement”) was entered into by and among the Company, Synergy Merger Sub, Inc., a Delaware corporation and the wholly owned subsidiary of the Company formed for the purpose of the transactions under the Merger Agreement (“Merger Sub”), and Synergy Strips Corp., a Delaware corporation incorporated on January 24, 2012 (“SSC”). The Merger Agreement provided for the merger of Merger Sub with and into SSC (the “Merger”), with SSC surviving the merger as the wholly owned subsidiary of the Company. In connection with the Merger, Dunhill Distribution Group, Inc. acquired 3,208,649 shares of the Company’s Common Stock. Jack Ross, the Company’s President, CEO, CFO and a director, is the Chief Executive Officer of Dunhill Distribution Group, Inc.

On April 21, 2014, following the satisfaction or waiver of the conditions set forth in and otherwise in accordance with the terms of the Merger Agreement, the Merger was consummated and Merger Sub merged with and into SSC.

The Merger has been accounted for under the acquisition method of accounting. Under the acquisition method of accounting, the total acquisition consideration price is allocated to the assets acquired and liabilities assumed based on their preliminary estimated fair values. The Company determined there were no assets acquired and $84,040 of liabilities assumed. As a result, the Company charged the fair value of the consideration paid of 16,000,000 shares which were valued at $25,000 and assumed liabilities of $84,040 and recorded a loss on acquisition of $109,040 during the year ended December 31, 2014.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. As of December 31, 2014 the Company had no cash equivalents.

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

Accounts receivable

Accounts receivable are generally unsecured. The Company establishes an allowance for doubtful accounts receivable based on the age of outstanding invoices and management’s evaluation of collectability. Accounts are written off after all reasonable collection efforts have been exhausted and management concludes that likelihood of collection is remote. Any future recoveries are applied against the allowance for doubtful accounts.

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

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under ASC subtopic 260-10, Earnings Per Share. Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock (using the “treasury stock” method), unless their effect on net loss per share is anti-dilutive. As of December 31, 2014, 1,000,000 options were outstanding.

Going Concern

The Company’s consolidated financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had accumulated deficit at December 31, 2014 of $1,033,291. The Company has a working capital deficit of $125,666 as of December 31, 2014. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. If the Company is unable to obtain adequate capital it could be forced to cease development of operations.

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

As of December 31, 2014, the Company has determined that there were no assets or liabilities measured at fair value.

Inventory

Inventory consists of finished goods. The Company’s inventory is stated at the lower of cost (FIFO cost basis) or market.

Stock-Based Compensation

The Company adopted the provisions of ASC 718. We estimate the fair value of stock options using a binomial model, consistent with the provisions of ASC 718 and SEC Staff Accounting Bulletin No. 107, Share-Based Payment. Option-pricing models require the input of highly subjective assumptions, including the price volatility of the underlying stock. We determined that the use of implied volatility is expected to be more reflective of market conditions and, therefore, could reasonably be expected to be a better indicator of our expected volatility than historical volatility. The expected term assumption used in calculating the estimated fair value of our stock-based compensation awards using the binomial model is based on detailed historical data about employees’ exercise behavior, vesting schedules, and death and disability probabilities. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted, exercised and cancelled. We believe the resulting binomial calculation provides a more refined estimate of the fair value of our employee stock options. For our employee stock purchase plan, we decided to continue to use the Black-Scholes model to calculate the estimated fair value.

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

The Company has elected to adopt the provisions of ASU 2014-10 from the fiscal quarter ending June 30, 2014. The adoption of ASU 2014-10 did not have a significant impact on our results of operations, financial condition or cash flow.

The FASB has issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company has not yet determined the effect of the adoption of this standard and it is not expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The Company has not yet determined the effect of the adoption of this standard and it is not expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

In August 2014, the FASB issued a new accounting standard which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company expects to adopt this new standard for the fiscal year ending December 31, 2015 and the Company will continue to assess the impact on its consolidated financial statements.

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s condensed financial position, results of operations or cash flows.

Change in Fiscal Year End

As reported in the Company’s current report on Form 8-K filed on May 7, 2014, on April 21, 2014, the Company’s board of directors approved a change to the Company’s fiscal year end from July 31 to December 31 of each year. With the change effective this 2014 fiscal year, which will now end December 31, 2014, there is a five month transition period covering the months from August 2013 to December 2013.

Note 3 – Income Taxes

Deferred income taxes arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or noncurrent depending on the periods in which the temporary differences are expected to reverse. The Company does not have any uncertain tax positions.

The Company’s provision for income taxes was $-0- for the years ended December 31, 2014, December 31, 2013 and July 31, 2013, respectively, since the Company has accumulated taxable losses from operations. The total deferred tax asset is calculated by multiplying a 34 percent marginal tax rate by the cumulative Net Operating Loss (“NOL”).The Company currently has net operating loss carryforwards aggregating $691,955, which expire through 2032. The deferred tax asset related to the carryforwards has been fully reserved.

The Company has deferred income tax assets, which have been fully reserved, as follows as of December 31, 2014, December 31, 2013 and July 31, 2013:

	December 31, 2014	December 31, 2013	July 31, 2013
Deferred tax assets	$241,245	$24,969	$10,424
Valuation allowance for deferred tax assets	(241,245)	(24,969)	(10,424)
Net deferred tax assets	$-	$-	$-

The Company has not filed its tax returns. Due to net operating loss carryforwards, income tax returns remain subject to examination by federal and most state tax authorities.

Note 4 – Inventory

Inventory consists of finished goods. The Company’s inventory is stated at the lower of cost (FIFO cost basis) or market.

The carrying value of inventory consisted of the following:

	December 31, 2014	December 31, 2013	July 31, 2013
Energy product	$26,064	$-	$-
Total inventory	$26,064	$-	$-

As of January 22, 2015, inventory was pledged to Knight Therapeutics under the Loan Agreement (see note 10).

Note 5 – Related Party Transactions

On April 2, 2014, the Company granted 1,000,000 options valued at approximately $282,000 to the Company owned by Mr. Jack Ross, Chief Executive Officer of the Company (see note 9).

On October 31, 2014, the Company borrowed $100,000 through a promissory note bearing interest at 10% with a maturity date of October 31, 2015 from a Company owned by Company’s chief executive officer. As of December 31, 2014, the Company had principal outstanding in the promissory note of $100,000, and paid interest of $1,667.

The company accrued consulting fees of $15,000 per month to the Company owned by Mr. Jack Ross, Chief Executive Officer of the Company starting October 2014. As of December 31, 2014, total outstanding balance of $45,000 was paid.

At December 31, 2014, $16,077 was due from the Company owned by Mr. Jack Ross, Chief Executive Officer of the Company in a form of a note receivable.

Note 6 – Accounts Payable and Accrued Liabilities

As of December 31, 2014, December 31, 2013 and July 31, 2013, accounts payable and accrued liabilities consisted of the following:

	December 31, 2014	December 31, 2013	July 31, 2013
Accrued payroll	$10,867	$-	$-
Accrued legal fees	47,916	-	-
Other	15,859	16,051	23,691
Total	$74,642	$16,051	$23,691

Note 7 – Stockholders’ Deficit

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

On June 27, 2013, the Company has issued 30,000,000 (1,000,000 pre stock split) common shares for $0.0013 ($0.04 pre stock split) per share for total proceeds of $40,000 to 37 individuals who participated in company’s initial public offering.

On April 17, 2014, upon approval from FINRA, the Company effected a 30 for 1 forward stock split by way of a stock dividend, of all of its issued and outstanding shares of common stock (the “Stock Split”). The Stock Split did not affect the number of the Company’s authorized common stock or its par value. All references in the accompanying consolidated financial statements and notes thereto have been retroactively restated to reflect the stock split.

On April 21, 2014, the Company entered into an agreement with accredited investors for the issuance and sale of 2,000,000 shares of its common stock at a purchase price of $0.25 per share, for an aggregate consideration of $500,000.

During the year ended December 31, 2014, the Company cancelled 135,900,000 shares of its common stock (4,530,000 pre-Stock Split) as part of the Merger transaction.

During the year ended December 31, 2014, the Company issued 16,000,000 shares of its common stock valued at $25,000 as part of the Merger Agreement.

During the year ended December 31, 2014, the Company committed to issue 160,000 shares of its common stock valued at $40,000 for services rendered.

As of December 31, 2014, December 31, 2013 and July 31, 2013, there are 62,100,000, 180,000,000 and 180,000,000 shares of the Company’s common stock issued and outstanding, respectively.

Note 8 – Commitments & Contingencies

From time to time the Company may become a party to litigation in the normal course of business. Management believes that there are no current legal matters that would have a material effect on the Company’s financial position or results of operations.

Note 9 – Stock Options

On July 30, 2014, the Company’s board of directors approved the Company’s 2014 Equity Incentive Plan and the reservation of 15,525,000 shares of common stock for issuance under such plan. Such plan shall be subject to the approval of the Company’s shareholders prior to its implementation.

On April 2, 2014, the Company granted 1,000,000 options with an exercise price of $0.25 per share to the Company owned by Mr. Jack Ross, Chief Executive Officer of the Company.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees and consultants under a stock option plan at December 31, 2014:

	Options Outstanding			Options Exercisable
Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
$0.25	1,000,000	4.25	$0.25	1,000,000	$0.25

The stock option activity for the year ended December 31, 2014 is as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2013	-	$-
Granted	1,000,000	0.25
Exercised	-	-
Expired or canceled	-	-
Outstanding at December 31, 2014	1,000,000	$0.25

Stock-based compensation expense related to vested options was $282,247 during the year ended December 31, 2014. The Company determined the value of share-based compensation for options vesting during the year ended December 31, 2014 using the Black-Scholes fair value option-pricing model with the following weighted average assumptions: estimated fair value of Company’s common stock of $0.33, risk-free interest rate of 1.8%, volatility of 125%, expected lives of 4.5 years, and dividend yield of 0%.

Note 10 – Subsequent Events

Conversion of Promissory Note

On January 20, 2015, the Company committed to issue 400,000 shares to settle $100,000 promissory note (see note 5).

Loan and Warrants

On January 22, 2015, Synergy Strips, Inc. (the “Company”) entered into a Loan and Security Agreement (“Loan Agreement”) with Knight Therapeutics (Barbados) Inc. (“Knight”), pursuant to which Knight agreed to loan the Company $6.0 million (the “Loan”), and which amount was borrowed at closing (the “Financing”) for the purpose of acquiring the Focus Factor Business (defined below). At closing, the Company paid Knight an origination fee of $120,000 and a work fee of $60,000 and also paid $40,000 of Knight’s expenses associated with the Loan. The Loan bears interest at a rate of 15% per year; provided, however, that upon the occurrence of an equity or convertible equity offering by the Company of at least $1.0 million, the interest rate will drop to 13% per year. Interest accrues quarterly and is payable in arrears on March 31, June 30, September 30 and December 31 in each year, beginning on March 31, 2015.

All outstanding principal and accrued and unpaid interest is due on the earliest to occur of either January 20, 2017 (the “Maturity Date”), or the date that Knight, in its discretion, accelerates the Company’s obligations due to an event of default. The Company may extend the Maturity Date for two successive additional 12-month periods if the Company’s revenues exceed $13.0 million and its EBITDA exceeds $2.0 million for the 12-month period ending March 31, 2016. Principal payments under the Loan Agreement commence on June 30, 2015 and continue quarterly as set forth on the Repayment Schedule to the Loan Agreement.

Subject to certain restrictions, the Company may prepay the outstanding principal of the Loan (in whole but not in part) at any time if the Company pays a concurrent prepayment fee equal to the greater of (i) the total unpaid annual interest that would have been payable during the year in which the prepayment is made if the prepayment is made prior to the first anniversary of the closing, and (ii) $300,000. The Company’s obligations under the Loan Agreement are secured by a first priority security interest in all present and future assets of the Company. The Company also agreed to not pledge or otherwise encumber its intellectual property assets, subject to certain customary exceptions.

The Loan Agreement includes customary representations, warranties, and affirmative and restrictive covenants, including covenants to attain and maintain certain financial metrics, and to not merge or dispose of assets, acquire other businesses (except for businesses substantially similar or complementary to the Company’s business and the aggregate consideration to be paid does not exceed $100,000) or make capital expenditures in excess of $100,000 over the Company’s annual business plan in any year. The Loan Agreement also includes customary events of default, including payment defaults, breaches of covenants, change of control and material adverse effect default. Upon the occurrence of an event of default and during the continuation thereof, the principal amount of the Loan will bear a default interest rate of an additional 5%.

In connection with the Loan Agreement, the Company issued to Knight a warrant that entitles Knight to purchase 4,595,187 shares of common stock of the Company (“Common Stock”) on or prior to close of business on January 30, 2015 (the “ST Warrant”). The aggregate exercise price per share of the Common Stock under the ST Warrant is $1.00. Knight exercised the ST Option on January 22, 2015. Also in connection with the Loan Agreement, the Company issued to Knight a warrant to purchase 3,584,759 shares of Common Stock on or prior to the close of business of January 22, 2025 (the “LT Warrant”). The exercise price per share of the Common Stock under the LT Warrant is $0.34. The LT Warrant provides for cashless exercise. The LT Warrant also provides that in the event the closing price of the Common Stock remains above $1.00 for six consecutive months, Knight will forfeit the difference between the number of shares acquired under the LT Warrant prior to 90 days after such six-month period, and 25% of the shares purchasable under the LT Warrant.

Asset Purchase Agreement

On January 22, 2015 (the “Closing Date”), the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Factor Nutrition Labs, LLC, a Delaware limited liability company (the “Seller”),Vita Partners, LLC, RPR Partners, LLC, and Thor Associates, Inc. (each a “Principle Owner”). Pursuant to the Purchase Agreement, the Company purchased all of the assets of the Seller’s line of business and products called FOCUS Factor (the product plus the business related to the product is collectively referred to as the “Focus Factor Business”) and assumed the accounts payable and contractual obligations of the Focus Factor Business for an aggregate purchase price of $6.0 million, with $4.5 million paid on the Closing Date, and $750,000 to be paid on or before January 20, 2016 and an additional $750,000 to be paid on or before January 20, 2017.

The Purchase Agreement contains customary representations and warranties and covenants by each party. The Purchase Agreement contains customary indemnification provisions in favor of the Company, including, subject to certain limitations, whereby the Seller and each of the Principal Owners agree to indemnify the Company and its affiliates for any losses arising out of any breach of their representations or warranties and any breach or failure to perform of their covenants under the Purchase Agreement, among others.

The Purchase Agreement also provides that during the period beginning on the Closing Date and ending on the fifth anniversary of the Closing Date (the “Restricted Period”), the Seller, the Principal Owners (other than Thor Associates, Inc.), and their respective affiliates agree to not, among other things, (i) compete against the Focus Factor Business, (ii) solicit any employee or consultant providing services in connection with the Focus Factor Business (a “Covered Employee”), (iii) hire any former Covered Employee who left employment or retention by the Company within one year of such departure, or (iv) solicit any customer or supplier of the Company who was a customer or supplier within the two years prior to the solicitation to the extent such business is similar to the business conducted by such customer or supplier with the Company.

Mr. Jack Ross, CEO of the Company has entered into Stock Pledge and Security Agreement with Factor Nutrition Labs, LLC on January 22, 2015 and pledged 3,750,000 shares as a guarantee for additional payment of $1,500,000 pursuant to the said Asset Purchase Agreement.

Distribution Agreement

On January 22, 2015, the Company and Knight entered into a Distribution, License and Supply Agreement (the “Distribution Agreement”), pursuant to which the Company granted to Knight an exclusive license to commercialize FOCUSFactor, FOCUSFactor Kids and Synergy Strip and all improvements thereto (together the “Licensed Products”) and appointed Knight as the exclusive distributor to offer to sell and sell the Licensed Products in Canada, and, at Knight’s election, one or more of Israel, Russia, and Sub-Saharan Africa. The Distribution Agreement provides that Knight may sublicense its rights or use sub-distributors under the Distribution Agreement on terms consistent with the terms of the Distribution Agreement. During the term of the Distribution Agreement, Knight agrees to obtain from the Company all its requirements for the Licensed Products and the Company agrees to supply the Licensed Products at its adjusted production cost plus a designated percentage and any applicable taxes.

Pursuant to the Distribution Agreement, Knight agrees to not (i) knowingly solicit or accept orders of Licensed Products from any customer outside the Territory, (ii) knowingly distribute Licensed Products for sale or use outside the Territory, or (iii) supply any third party distributor with Licensed Products after Knight has actual knowledge that such third party has distributed or offered to distribute Licensed Products outside the Territory. Similarly, under the terms of the Distribution Agreement, the Company agrees that it will not (i) knowingly solicit or accept orders of Licensed Products from a customer in the Territory, (ii) knowingly distribute Licensed Products for sale or use in the Territory, or (iii) supply any third party distributor with Licensed Products after the Company has actual knowledge that such third party has distributed or offered to distribute Licensed Products in the Territory.

The Distribution Agreement includes customary representations and warranties and covenants by the parties, each of which also agrees to customary indemnification provisions. In the event of a long term inability by the Company to supply Knight with the Licensed Products, Knight is entitled to require, among other remedies, the Company to grant a Knight-designated third party a non-exclusive license to use all relevant intellectual property to manufacture and supply Knight with the Licensed Products for commercialization in the Territory. The term of the Distribution Agreement runs until 15 years from the date of the first commercial sale of a Licensed Product in Canada, and the Distribution Agreement will automatically renew for successive 15-year periods unless either party provides the other with written notice of its intention not to renew (a “Non-Renewal Notice”). The Company agrees that in the event it issues a Non-Renewal Notice, the Company will pay to Knight a non-renewal fee equal to the net sales of the Licensed Products achieved by Knight in the Territory during the eight calendar quarters preceding the date of such notice, plus all applicable taxes.

Distribution Option Agreement

In connection with the Loan Agreement, the Company entered into a Product Distribution Option Agreement, dated January 22, 2015 (the “Option Agreement”), pursuant to which the Company granted Knight the exclusive right to negotiate the exclusive distribution rights of any one or more of the Company’s products, including products from the Focus Factor Business, for the territories of Canada, Russia, Sub-Saharan Africa and Israel (the “Option”), pursuant to designated parameters. The Option Agreement is effective upon the date of the Option Agreement, will run until January 31, 2045, and will automatically renew thereafter for successive five-year periods unless either party provides a notice of termination prior to the Option Agreement’s expiration. If Knight does not exercise the option then the Company is free to contract for distribution with other parties, but only on terms no less favorable than those offered by Knight pursuant to the Option Agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On June 26, 2014, we engaged RBSM LLP (“RBSM”) as our independent registered accounting firm. During our two most recent fiscal years and the subsequent interim period through the engagement of RBSM, we did not consult with RBSM on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on our financial statements, and RBSM did not provide either a written report or oral advice to us that was an important factor considered by us in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our management, with the participation of our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2014.

Based on this evaluation, these officers concluded that, as of December 31, 2014, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting as identified below under the heading “Management’s Report on Internal Control over Financial Reporting.” Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, an issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Under the supervision of our president and chief executive officer (our principal executive officer), who is also our chief financial officer (our principal financial officer and principal accounting officer), we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 using the criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at December 31, 2014.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014, we determined that there were control deficiencies that constituted material weaknesses which are indicative of many small companies with small staff, such as:

(1)	inadequate segregation of duties and effective risk assessment; and

(2)

insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both generally accepted accounting principles in the United States and guidelines of the Securities and Exchange Commission.

These control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements could not have been prevented or detected on a timely basis. As a result of the material weaknesses described above, we concluded that we did not maintain effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control Integrated Framework issued by COSO. Our management is currently evaluating remediation plans for the above deficiencies. During the period covered by this annual report on Form 10-K, we have not been able to remediate the the remaining weaknesses described above. However, we plan to take steps to enhance and improve the design of our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the names of the members of our Board of Directors, nominees for our Board of Directors, executive officers, and the position with the Company held by each.

Name	Age	Title	Tenure

Jack Ross	49	President, CEO, CFO and Director	Since October 2014
Stephen Fryer	76	Director	Since December 2014
Paul SoRelle	58	Director	Since December 2014

Each director is elected to hold office until the next annual meeting of shareholders and until his/her successor has been qualified and elected. Our President, Chief Executive Officer and Chief Executive Officer, our sole executive officer, serves at the discretion of our Board of Directors. There are no understandings between any of our directors or executive officer or any other person pursuant to which any executive officer or director was or is to be selected as an executive officer or director. Furthermore, there are no family relationships between any director, executive officer, or person nominated or chosen by us to become a director or executive officer.

Background of Executive Officer and Board of Directors

The following is a brief account of the business experience of each director, director nominee and executive officer of the Company.

Jack Ross – President, Chief Executive Officer, Chief Financial Officer and Director

Mr. Ross is currently the sole officer and director of Pure Sports Inc., positions he has held since February 2009, the sole officer and director of Gowan Capital Inc., positions he has held since May 2011, the sole officer and director of Synergy Energy Strips World Wide Inc., positions he has held since August 2011, the sole officer and director of Rio e Cigs Inc., positions he has held since December 2011, and the sole officer and director of Kenek Brands Inc., positions he has held since May 2014. From January 2012 to April 2014, Mr. Ross served as the sole officer and director of Synergy Strips Corp., which was acquired by and became a wholly owned subsidiary of the Company in April 2014 (the “Subsidiary”) in connection with the Merger. Other than the Subsidiary, none of these companies are related to or affiliated with the Company. Mr. Ross’s significant leadership experience at various private and public companies led to the conclusion that he should serve as a member of our Board of Directors, in light of our business and structure.

Mr. Stephen Fryer – Director

Since April 2003, Mr. Fryer has been the Chief Executive Officer and Managing Partner of SC Capital Partners, Inc., a private micro-market investment banking and private equity intermediary. Prior to joining SC Capital Partners, Inc., Mr. Fryer was a consulting investment banker with Grant Bettingen, Inc., a broker-dealer based in California, from January 2001 to March 2003. From May 1989 to August 1997, Mr. Fryer was the Principal and Managing Director of Ventana International, Ltd., a venture capital and private investment banking firm with operations and investors in the United States, Latin America, Europe and Asia. Mr. Fryer earned a B.S. in Mechanical Engineering, with a minor in Economics, from the University of Southern California. Mr. Fryer’s substantial experience in the investment banking industry, and his demonstrated skill in corporate finance, led to the conclusion that he should serve as a member of our Board of Directors, in light of our business and structure.

Mr. Paul SoRelle – Director

Since November 1999, Mr. SoRelle has been the Chief Executive Officer and Managing Partner of Pioneer Press of Greeley, Inc., a commercial offset printing company. Prior to joining Pioneer Press, Mr. SoRelle worked in the gaming business as well as the retail gasoline and convenience store business. Mr. SoRelle’s significant leadership experience at Pioneer Press of Greeley, Inc. led to the conclusion that he should serve as a member of our Board of Directors, in light of our business and structure.

Legal Proceedings

No director, director nominee, executive officer, or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

CORPORATE GOVERNANCE

Director Independence

As of March 23, 2015, we have three directors. Each director is elected to hold office for a one year period or until the next Annual Meeting of Shareholders and until his/her successor has been qualified and elected following the one year of service. Mr. Fryer and Mr. SoRelle are independent directors. Officers serve at the discretion of the Company’s directors. There are no understandings between the director of the Company or any other person pursuant to which any officer or director was or is to be selected as an officer or director.

Code of Ethics

The Company does not have a code of ethics for our principal executive or principal financial officers, due to our size and current stage of development. The Company’s management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

Committees

The Company does not have any standing committees and the Board of Directors performs the duties of an audit committee, nominating committee and compensation committee. Since the Company has no standing committees, the Company does not have any written charters governing such committees’ conduct.

Nominating Committee

We do not have a nominating committee, as we believe the Company is too small to warrant a separate standing nominating committee. Director Jack Ross is responsible for selecting individuals to stand for election as members of our Board of Directors. The Company does not have a policy with regards to the consideration of any director candidates recommended by our stockholders. Our Board of Directors has determined that it is in the best position to evaluate our Company’s requirements as well as the qualifications of each candidate when it considers a nominee for a position on our Board of Directors. If stockholders which to recommend candidates directly to our Board of Directors, they may do so by communicating directly with Jack Ross, our President, Chief Executive Officer, Chief Financial Officer and the Chairman of our Board of Directors by mail, at Synergy Strips Corp., Attn: President, 865 Spring Street, Westbrook, ME 04092, or by telephone at (615) 939-9004.

Audit Committee

We do not have an audit committee currently serving and, as a result, our Board of Directors performs the duties of an audit committee. We also do not have an “audit committee financial expert,” as such term is defined in Item 407(d)(5)(ii) of Regulation S-K, however we feel that our directors’ backgrounds and financial sophistication is sufficient to fulfill the duties of the audit committee.

Compensation Committee

We do not have a compensation committee, as we believe the Company is too small to warrant a separate standing compensation committee. As a result, our Board of Directors performs the duties of a compensation committee. While the Company believes that its current size does not warrant a separate standing compensation committee, it will reassess that need if and when additional directors are appointed and/or elected.

Shareholder Communications

Shareholders may send written communications on the Company’s web site: www.Synergystrips.com

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company’s executive officers, directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of the Company’s common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms filed by such reporting persons. Based solely upon the Company’s review of such forms furnished to it, the Company believes that during the fiscal year ended 2014 and through to March 23, 2015, all of its executive officers, directors, and every person who is directly or indirectly the beneficial owner of more than 10% of any class of the Company’s securities, complied with the filing requirements of Section 16(a) of the Exchange Act except for the following: (a) Jack Ross, our President, Chief Executive Officer, Chief Financial Officer and a member of our Board of Directors filed a Form 3 on February 9, 2015, to report the shares of our common stock beneficially owned by Mr. Ross as of October 27, 2014, the date upon which Mr. Ross became our President, Chief Executive Officer, Chief Financial Officer and a member of our Board of Directors; (b) Stephen J. Fryer, a member of our Board of Directors, filed a Form 3 on February 9, 2015, to report that he beneficially owns no shares of our common stock as of December 8, 2014, the date upon which Mr. Fryer became a member of our Board of Directors; and (c) James P. SoRelle, a member of our Board of Directors, filed a Form 3 on February 10, 2015, to report that he beneficially owns no shares of our common stock as of December 8, 2014, the date upon which Mr. SoRelle became a member of our Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth certain information about compensation paid, earned or accrued for services for each executive officer for the past two fiscal years.

	Year	Salary	Bonus	Stock Awards	Option Awards	All Other Compen- sation	Total
Jack Ross	2014	$0	$0	$0	$0	$0	$0
Chairman, President, Chief Executive Officer and Chief Financial Officer	2013	0	0	0	0	0	0

Mark Suponitsky	2014	25,000	0	0	0	0	25,000
Former President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director(1)	2013	0	0	0	0	0	0

Danny Aaron	2014	0	0	0	0	0	0
Former President, Chief Executive Officer, Secretary, Treasurer and Director(2)	2013	0	0	0	0	0	0

(1)	Mr. Suponitsky resigned all such positions, effective October 27, 2014.

(2)	Mr. Aaron resigned all such positions, effective April 21, 2014.

We have not made provisions for paying cash or non-cash compensation to our officers and directors. No salaries are being paid at the present time to our officers and directors and none have been paid or owed from inception to date. At present we do not have a stock incentive plan in place. We have not granted any options to our officers and directors. We have no employment agreement with our sole officer. As of December 31, 2014, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change of control of our Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding our common stock beneficially owned as of the date of this report, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. To the best of our knowledge, subject to community and marital property laws, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

Common Stock Beneficially Owned
	Number of shares beneficially owned	Percentage of shares beneficially owned
Executive officers and directors: (1)
Jack Ross (4)	3,208,649	5.3%
Stephen Fryer	—	* %
Paul SoRelle	—	* %
All directors and executive officers as a group (3 persons)	3,208,649	5.3%

5% Stockholders: (2)

Knight Therapeutics (Barbados) Inc.(3)	8,179,946	11.5%
Dunhill Distribution Group, Inc. (4)	3,208,649	5.3%

*	Less than 1%.

(1)	Unless otherwise noted, the address for each of the named beneficial owners is: 865 Spring Street, Westbrook, ME 04092.

(2)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding.

(3)	As disclosed pursuant to a Schedule 13G filed with the SEC on February 2, 2015. Includes 3,584,759 shares of common stock that may be acquired upon exercise of warrants. This stockholder’s address is Chancery House, High Street, Bridgetown, Barbados.

(4)	This stockholder’s address is: 275 Canterbury Lane, Fall River NS B2T 1A4, Canada. Jack Ross is the Chief Executive Officer of Dunhill Distribution Group, Inc.

Equity Compensation Plans

On July 30, 2014, the Company’s board of directors approved the Company’s 2014 Equity Incentive Plan and the reservation of 15,525,000 shares of common stock for issuance under such plan. Such plan shall be subject to the approval of the Company’s shareholders prior to its implementation.

On April 2, 2014, the Company granted 1,000,000 options with an exercise price of $0.25 per share to the Company owned by Mr. Jack Ross, Chief Executive Officer of the Company.

	Options Outstanding			Options Exercisable
Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
$0.25	1,000,000	4.25	$0.25	1,000,000	$0.25

The stock option activity for the year ended December 31, 2014 is as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2013	-	$-
Granted	1,000,000	0.25
Exercised	-	-
Expired or canceled	-	-
Outstanding at December 31, 2014	1,000,000	$0.25

Stock-based compensation expense related to vested options was $282,247 during the year ended December 31, 2014. The Company determined the value of share-based compensation for options vesting during the year ended December 31, 2014 using the Black-Scholes fair value option-pricing model with the following weighted average assumptions: estimated fair value of Company’s common stock of $0.33, risk-free interest rate of 1.8%, volatility of 125%, expected lives of 4.5 years, and dividend yield of 0%.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

TRANSACTIONS WITH RELATED PERSONS

Since January 1, 2014, the Company has not been a party to any transaction in which the amount involved exceeded or will exceed the lesser of $120,000 or 1% of the average of its total assets at year end for the last two fiscal years, and in which any of its directors, named executive officers or beneficial owners of more than 5% of the Company’s capital stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest, other than described below:

On April 7, 2014, an Agreement and Plan of Merger (the “Merger Agreement”) was entered into by and among the Company, Synergy Merger Sub, Inc., a Delaware corporation and the wholly owned subsidiary of the Company formed for the purpose of the transactions under the Merger Agreement (“Merger Sub”), and Synergy Strips Corp., a Delaware corporation incorporated on January 24, 2012 (“SSC”). The Merger Agreement provided for the merger of Merger Sub with and into SSC (the “Merger”), with SSC surviving the merger as the wholly owned subsidiary of the Company. The Merger was consummated on April 21, 2014. In connection with the Merger, Dunhill Distribution Group, Inc. acquired 3,208,649 shares of the Company’s Common Stock. Jack Ross, the Company’s President, CEO, CFO and a director, is the Chief Executive Officer of Dunhill Distribution Group, Inc.

On April 2, 2014, the Company granted 1,000,000 options valued at approximately $282,000 to a company owned by Mr. Jack Ross, Chief Executive Officer of the Company (see note 9).

On October 31, 2014, the Company borrowed $100,000 through a promissory note bearing interest at 10% with a maturity date of October 31, 2015 from a company owned by Company’s chief executive officer. As of December 31, 2014, the Company had principal outstanding in the promissory note of $100,000, and had paid interest of $1,667.

The company accrued consulting fees of $15,000 per month to the Company owned by Mr. Jack Ross, Chief Executive Officer of the company starting October 2014. As of December 31, 2014, the total outstanding balance of $45,000 was paid.

At December 31, 2014, $16,077 was due from a company owned by Mr. Jack Ross, Chief Executive Officer of the Company in a form of a note receivable.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Our Board of Directors pre-approves all services provided by our independent auditors. All of the services and fees summarized below were reviewed and approved by the Board of Directors either before or after the respective services were rendered.

On April 21, 2014, M&K CPAS, PLLC (“M&K”) effectively ceased as our independent registered public accounting firm and on June 26, 2014, we engaged RBSM LLP (“RBSM”) as our independent registered accounting firm. The following table summarizes the aggregate fees M&K CPAS, PLLC and RBSM billed the Company for professional services rendered to the Company. A description of these various fees and services are in the footnotes to the table.

	Years Ended	Five Months Ended	Year Ended
	December 31, 2014	December 31, 2013	July 31, 2013
Audit Fees(1)	$6,000	$-	$4,200
Audit-Related Fees(2)	-	-	-
Tax Fees(3)	-	-	-
All Other Fees(4)	-	-	-
Total	$6,000	$-	$4,200

(1)	Audit Fees — This category includes the audit of the Company’s annual financial statements, review of financial statements included in its Quarterly Reports on Form 10-Q, and services that are normally provided by independent auditors in connection with the engagement for fiscal years.

(2)	Audit-Related Fees — This category consists of fees reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported as “Audit Fees.”

(3)	Tax Fees — This category consists of tax compliance, tax advice, and tax planning work.

(4)	All Other Fees — This category consists of fees for other miscellaneous items.

PART IV

ITEM 15. EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this report:

1.	Consolidated Financial Statements

2.	Consolidated Financial Statement Schedules

None.

3.	Exhibits

		Incorporated by Reference
		(Unless Otherwise Indicated)
Exhibit
Number	Exhibit Title	Form	File	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated April 7, 2014, by and among Oro Capital Corporation, Synergy Merger Sub, Inc. and Synergy Strips Corp.	8-K	000-55098	2.1	4/9/2014

2.2	Agreement and Plan of Merger dated April 21, 2014 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 9, 2014)	8-K	000-55098	2.1	5/7/2014

2.3	Asset Purchase Agreement, dated January 22, 2015, by and among Synergy Strips Corp.; Factor Nutrition Labs, LLC; Vita Partners, LLC, RPR Partners, LLC, and Thor Associates, Inc.	—	—	—	Filed herewith

3.1	Articles of Incorporation	S-1	333-185103	3.1	11/21/2012

3.2	Amendment to Articles of Incorporation	8-K	000-55098	3.1(b)	5/7/2014

3.3	By-Laws	S-1	333-185103	3.2	11/21/2012

4.1	Form of Subscription Agreement	S-1/A	333-185103	4.1	2/19/2013

4.2	Synergy Strips Corp. Common Stock Purchase Warrant, dated January 22, 2015.	—	—	—	Filed herewith

4.3	Synergy Strips Corp. Common Stock Purchase Warrant (10-Year Warrant), dated January 22, 2015.	—	—	—	Filed herewith

10.1	Mineral Claim Agreement for the Shipman Diamond Project, dated September 1, 2011.	S-1	333-185103	10.1	11/21/2012

10.2	Transfer of Mineral Dispositions with Danny Aaron, dated February 21, 2012.	S-1	333-185103	10.2	11/21/2012

10.3	Form of Sales and Marketing Consultant and Distribution Agreement, dated April 2, 2014	8-K	000-55098	10.1	5/7/2014

10.4	Sales and Marketing Consultant and Distribution Agreement, dated April 2, 2014, between Synergy Strips Corp. and Kenek Brands Inc.	8-K	000-55098	10.1	5/7/2014

10.5	Loan Agreement, dated January 22, 2015, between Knight Therapeutics (Barbados) Inc. and Synergy Strips Corp.	—	—	—	Filed herewith

10.6	Product Distribution Option Agreement, dated January 22, 2015, between Knight Therapeutics (Barbados) Inc. and Synergy Strips Corp.	—	—	—	Filed herewith

10.7	Distribution, License and Supply Agreement, dated January 22, 2015, by and between Synergy Strips Corp. and Knight Therapeutics (Barbados) Inc.	—	—	—	Filed herewith

16.1	Letter from M&K CPAS, PLLC to the Securities and Exchange Commission dated June 11, 2014	8-K/A	000-55098	16.1	6/12/2014

21.1	Subsidiaries of the Registration	—	—	—	Filed herewith

23.1	Promissory Note to Danny Aaron, dated May 17, 2013.	S-1/A	333-185103	23.2	5/17/2013

23.2	Promissory Note and Future Advances Note to Danny Aaron , dated May 28, 2013	S-1/A	333-185103	23.2	5/28/2013

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).	—	—	—	Filed herewith

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	—	—	—	Filed herewith

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.	—	—	—	Filed herewith

101.INS	XBRL Instance Document.	—	—	—	Furnished herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	—	—	—	Furnished herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Furnished herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Furnished herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Furnished herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNERGY STRIP CORP

Date: March 31, 2015	By:	/s/ Jack Ross
President, Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jack Ross	President, Chief Executive Officer	March 31, 2015
Jack Ross	(principal executive officer) Chief Financial Officer, Chief Accounting Officer, Director

/s/ Stephen Fryer	Director	March 31, 2015
Stephen Fryer

/s/ Paul SoRelle	Director	March 31, 2015
Paul SoRelle

