Form 10-Q
period 2015-03-31
Synergy Strips Corp.
filed 2015-05-15
CIK 1562733

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Synergy Strips Corp.

Nevada	000-55098	99-0379440
(State or other jurisdiction	(Commission	(IRS Employer
of Incorporation)	File Number)	Identification Number)

865 Spring Street
Westbrook, Maine 04092
(Address of principal executive offices)

(615) 939-9004
(Issuer’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 15, 2015, 67,095,187 shares of our common stock were issued and outstanding.

SYNERGY STRIPS CORP.

(FORMERLY ORO CAPITAL CORPORATION)

INDEX

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Synergy Strips Corp.

(formerly ORO Capital Corporation)

Condensed Consolidated Balance Sheets

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$1,716,045	$338
Accounts Receivable	1,947,693	2,898
Receivable from related party	4,893	16,077
Prepaid expenses	54,140	10,000
Inventory	133,450	26,064
Total Current Assets	3,856,221	55,376

Fixes assets, net	1,579	-
Goodwill	1,798,047	-
Intangible assets, net	2,963,862	-
Debt issuance cost, net	261,725	-
Total Assets	$8,881,433	$55,376

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable and accrued liabilities	$1,722,897	$74,642
Notes payable, related party	-	100,000
Current portion of long-term debt	751,600	6,400
Total Current Liabilities	2,474,497	181,042

Long-term Liabilities:
Note payable, net of debt discount	5,423,491	-
Total Long-term Liabilities	5,423,491	-
Total Liabilities	7,897,988	181,042

Commitments and contingencies	-	-

Stockholders’ Equity (Deficit):
Common stock, $0.00001 par value; 75,000,000 shares authorized; 67,095,187 and 62,100,000 shares issued and outstanding, respectively	671	621
Common stock to be issued	52,000	40,000
Additional paid in capital	4,382,469	867,004
Accumulated deficit	(3,451,695)	(1,033,291)
Total stockholders’ equity (deficit)	983,445	(125,666)
Total Liabilities and Stockholders’ Equity (Deficit)	$8,881,433	$55,376

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Synergy Strips Corp.

(formerly ORO Capital Corporation)

Unaudited Condensed Consolidated Statements of Operations

	For the three months ended
	March 31, 2015	March 31, 2014
Revenue	$1,600,249	$-
Cost of sales	605,282	-
Gross profit	994,967	-

Operating expenses
Selling and marketing	733,589	-
General and administrative	314,820	2,070
Depreciation and amortization	77,242	-
Total operating expenses	1,125,651	2,070

Loss from operations	(130,684)	(2,070)

Other expenses
Interest expense	171,393	-
Amortization of debt discount	2,089,005	-
Amortization of debt issuance cost	27,321	-

Total other expenses	2,287,719	-

Net Loss	$(2,418,404)	$(2,070)

Net loss per share – basic and diluted	$(0.04)	$(0.00)

Weighted average common shares – basic and diluted	65,883,030	180,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Synergy Strips Corp.

(formerly ORO Capital Corporation)

Unaudited Condensed Consolidated Statements of Cash Flows

	For the three months ended
	March 31, 2015	March 31, 2014
Cash Flows from Operating Activities
Net loss	$(2,418,404)	$(2,070)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	77,242	-
Amortization of debt issuance cost	27,321	-
Stock based compensation expense	12,000	-
Amortization of debt discount	2,089,005	-
Changes in operating assets and liabilities:
Accounts receivable	981,574	-
Inventory	(48,940)	-
Prepaid expense	(40,272)	-
Accounts payable and accrued liabilities	(184,304)	1,500
Net cash provided by (used in) operating activities	495,221	(570)

Cash Flows from Investing Activities
Payments for acquisition of fixed assets	(1,654)	-
Payments for acquisition of Factor Nutrition Labs	(4,500,000)	-
Net cash used in investing activities	(4,501,654)	-

Cash Flows from Financing Activities
Proceeds from notes payable	6,000,000	-
Payment of debt issuance cost	(289,045)
(Repayments to) advances from related party notes	11,184	-
Warrant exercise	1	-
Net cash provided by financing activities	5,722,140	-

Net increase in cash and cash equivalents	1,715,707	(570)

Cash and Cash Equivalents, beginning of period	338	3,230

Cash and Cash Equivalents, end of period	$1,716,045	$2,660

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Common stock issued for settlement of debt	$100,000	$-
Beneficial conversion feature on warrants issued concurrent with debt	$3,415,514	$-
Assumption of assets and liabilities as part of acquisition transaction	$9,332,559	$-
Note issued as part of asset purchase agreement	$1,500,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SYNERGY STRIPS CORP.

(FORMERLY ORO CAPITAL CORPORATION)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of the Business

Synergy Strips Corp. (“Synergy”, “we”, “us”, “our” or the “Company”) (formerly ORO Capital Corporation) was incorporated on December 29, 2010 in Nevada under the name “Oro Capital Corporation.” On April 21, 2014, the Company changed its fiscal year end from July 31 to December 31. On April 28, 2014, the Company changed its name to “Synergy Strips Corp.”.

The Company is in the business of marketing and distributing best in class consumer branded products through various distribution channels primarily in the health and wellness industry. The Company’s strategy is to grow both organically and by future acquisitions.

Loan and Warrants

On January 22, 2015, the Company entered into a Loan and Security Agreement (“Loan Agreement”) with Knight Therapeutics (Barbados) Inc. (“Knight”), pursuant to which Knight agreed to loan the Company $6.0 million (the “Loan”), and which amount was borrowed at closing (the “Financing”) for the purpose of acquiring the Focus Factor Business (defined below). At closing, the Company paid Knight an origination fee of $120,000 and a work fee of $60,000 and also paid $40,000 of Knight’s expenses associated with the Loan. The Loan bears interest at a rate of 15% per year; provided, however, that upon the occurrence of an equity or convertible equity offering by the Company of at least $1.0 million, the interest rate will drop to 13% per year. Interest accrues quarterly and is payable in arrears on March 31, June 30, September 30 and December 31 in each year, beginning on March 31, 2015.

All outstanding principal and accrued and unpaid interest is due on the earliest to occur of either January 20, 2017 (the “Maturity Date”), or the date that Knight, in its discretion, accelerates the Company’s obligations due to an event of default. The Company may extend the Maturity Date for two successive additional 12-month periods if at March 31, 2016 and March 31, 2017, respectively, the Company’s revenues exceed $13.0 million and its EBITDA exceeds $2.0 million for the respective 12-month period then ending. Principal payments under the Loan Agreement commence on June 30, 2015 and continue quarterly as set forth on the Repayment Schedule to the Loan Agreement.

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

In connection with the Loan Agreement, the Company issued to Knight a warrant (the “ST Warrant”) that entitled Knight to purchase 4,595,187 shares of common stock of the Company (“Common Stock”). The aggregate exercise price of the Common Stock under the ST Warrant was $1.00. Knight exercised the ST Warrant on January 22, 2015. Also in connection with the Loan Agreement, the Company issued to Knight a warrant to purchase 3,584,759 shares of Common Stock on or prior to the close of business of January 22, 2025 (the “LT Warrant”). The exercise price per share of the Common Stock under the LT Warrant is $0.34. The LT Warrant provides for cashless exercise. The LT Warrant also provides that in the event the closing price of the Common Stock remains above $1.00 for six consecutive months, Knight will forfeit the difference between the number of shares acquired under the LT Warrant prior to 90 days after such six-month period, and 25% of the shares purchasable under the LT Warrant.

Asset Purchase Agreement

On January 22, 2015 (the “Closing Date”), the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Factor Nutrition Labs, LLC, a Delaware limited liability company (the “Seller”), Vita Partners, LLC, RPR Partners, LLC, and Thor Associates, Inc. (each a “Principal Owner”). Pursuant to the Purchase Agreement, the Company purchased all of the assets of the Seller’s line of business and products called FOCUS Factor (the product plus the business related to the product is collectively referred to as the “Focus Factor Business”) and assumed the accounts payable and contractual obligations of the Focus Factor Business for an aggregate purchase price of $6.0 million, with $4.5 million paid on the Closing Date, and $750,000 to be paid on or before January 20, 2016 and an additional $750,000 to be paid on or before January 20, 2017.

The Purchase Agreement contains customary representations and warranties and covenants by each party. The Purchase Agreement contains customary indemnification provisions in favor of the Company, including, subject to certain limitations, provisions whereby the Seller and each of the Principal Owners agree to indemnify the Company and its affiliates for any losses arising out of any breach of their representations or warranties and any breach or failure to perform their covenants under the Purchase Agreement.

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

Distribution Agreement

On January 22, 2015, the Company and Knight entered into a Distribution, License and Supply Agreement (the “Distribution Agreement”), pursuant to which the Company granted to Knight an exclusive license to commercialize FOCUSFactor, FOCUSFactor Kids and Synergy Strip and all improvements thereto (together the “Licensed Products”) and appointed Knight as the exclusive distributor to offer to sell and sell the Licensed Products in Canada, and, at Knight’s election, one or more of Israel, Russia, and Sub-Saharan Africa (the “Territory”). The Distribution Agreement provides that Knight may sublicense its rights or use sub-distributors under the Distribution Agreement on terms consistent with the terms of the Distribution Agreement. During the term of the Distribution Agreement, Knight agrees to obtain from the Company all its requirements for the Licensed Products and the Company agrees to supply the Licensed Products at its adjusted production cost plus a designated percentage and any applicable taxes.

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

Distribution Option Agreement

In connection with the Loan Agreement, the Company entered into a Product Distribution Option Agreement, dated January 22, 2015 (the “Option Agreement”), pursuant to which the Company granted Knight the exclusive right to negotiate the exclusive distribution rights of any one or more of the Company’s products, including products from the Focus Factor Business, for the Territory (the “Option”), pursuant to designated parameters. The Option Agreement is effective upon the date of the Option Agreement, will run until January 31, 2045, and will automatically renew thereafter for successive five-year periods unless either party provides a notice of termination prior to the Option Agreement’s expiration. If Knight does not exercise the Option then the Company is free to contract for distribution with other parties, but only on terms no less favorable than those offered by Knight pursuant to the Option Agreement.

The foregoing is a summary of the terms of the Loan Agreement, the ST Warrant, the LT Warrant, the Purchase Agreement, the Distribution Agreement and the Option Agreement (collectively, the “Transaction Documents”), and does not purport to be complete. The descriptions of the Transaction Documents are qualified in their entirety by reference to the full text of the Loan Agreement, the LT Warrant, the ST Warrant, the Purchase Agreement, the Distribution Agreement and the Option Agreement, copies of which were filed as exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Note 2 – Summary of Significant Accounting Policies

General

The accompanying condensed consolidated financial statements as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014 are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Rule S-X of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2015, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2014 and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC.

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

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. As of March 31, 2015, the Company had no cash equivalents.

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

Intangible assets

We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. Intangible assets are amortized on a straight-line basis over their useful lives.

Long-lived Assets

Long-lived assets include equipment and intangible assets other than those with indefinite lives. We assess the carrying value of our long-lived asset groups when indicators of impairment exist and recognize an impairment loss when the carrying amount of a long-lived asset is not recoverable when compared to undiscounted cash flows expected to result from the use and eventual disposition of the asset.

Indicators of impairment include significant underperformance relative to historical or projected future operating results, significant changes in our use of the assets or in our business strategy, loss of or changes in customer relationships and significant negative industry or economic trends. When indications of impairment arise for a particular asset or group of assets, we assess the future recoverability of the carrying value of the asset (or asset group) based on an undiscounted cash flow analysis. If carrying value exceeds projected, net, undiscounted cash flows, an additional analysis is performed to determine the fair value of the asset (or asset group), typically a discounted cash flow analysis, and an impairment charge is recorded for the excess of carrying value over fair value.

Goodwill

Asset Purchase is accounted for under the purchase method of accounting. Under that method, assets and liabilities of the business acquired are recorded at their estimated fair values as of the date of the acquisition, with any excess of the cost of the acquisition over the estimated fair value of the net tangible and intangible assets acquired recorded as goodwill.

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

Revenue is presented net of estimated returns and allowances, discounts, sales incentives and promotions including, price reductions, coupons, rebate offers and placement/slotting fees.

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

Advertising Expense

The Company expenses marketing, promotions and advertising costs as incurred. Such costs are included in general and administrative expense in the accompanying condensed consolidated statements of operations.

Research and development

Costs incurred in connection with the development of new products and processing methods are charged to general and administrative expenses as incurred.

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

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under ASC subtopic 260-10, Earnings Per Share. Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock (using the “treasury stock” method), unless their effect on net loss per share is anti-dilutive. As of March 31, 2015, an option to purchase 1,000,000 shares of common stock and warrants to purchase 3,584,759 shares of common stock were outstanding.

Going Concern

The Company’s unaudited condensed consolidated financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had accumulated deficit at March 31, 2015 of $3,451,695. The Company has working capital of $1,381,724 as of March 31, 2015. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. If the Company is unable to obtain adequate capital it could be forced to cease operations.

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

As of March 31, 2015, the Company has determined that there were no assets or liabilities measured at fair value.

Inventory

Inventory consists of components and finished goods. The Company’s inventory is stated at the lower of cost (FIFO cost basis) or market.

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

Recent Accounting Pronouncements

ASU 2015-03

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments are to be applied on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance. We do not expect the adoption of ASU 2015-03 to have a material effect on our financial position, results of operations or cash flows.

ASU 2015-02

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The ASU focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification and improves current U.S. GAAP by placing more emphasis on risk of loss when determining a controlling financial interest, reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (“VIE”), and changing consolidation conclusions for companies in several industries that typically make use of limited partnerships or VIEs. The ASU will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We do not expect the adoption of ASU 2015-02 to have a material effect on our financial position, results of operations or cash flows.

ASU 2015-01

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” This ASU eliminates from U.S. GAAP the concept of extraordinary items. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. We do not expect the adoption of ASU 2015-01 to have a material effect on our financial position, results of operations or cash flows.

ASU 2014-17

In November 2014, the FASB issued ASU No. 2014-17, “Business Combinations (Topic 805): Pushdown Accounting.” This ASU provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. ASU 2014-17 was effective on November 18, 2014. The adoption of ASU 2014-17 did not have any effect on our financial position, results of operations or cash flows.

ASU 2014-16

In November 2014, the FASB issued ASU 2014-16, “Derivatives and Hedging (Topic 815).” ASU 2014-16 addresses whether the host contract in a hybrid financial instrument issued in the form of a share should be accounted for as debt or equity. ASU 2014-16 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We do not currently have issued, nor are we investors in, hybrid financial instruments. Accordingly, we do not expect the adoption of ASU 2014-16 to have any effect on our financial position, results of operations or cash flows.

ASU 2014-15

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40)”. ASU 2014-15 provides guidance related to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosure. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for interim and annual periods thereafter. Early application is permitted. We do not expect the adoption of ASU 2014-15 to have a material effect on our financial position, results of operations or cash flows.

ASU 2014-12

In June 2014, the FASB issued ASU No. 2014-12, “Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We do not expect the adoption of ASU 2014-12 to have a material effect on our financial position, results of operations or cash flows.

ASU 2014-09

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). ASU 2014-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. We are still evaluating the effect of the adoption of ASU 2014-09. On April 1, 2015, the FASB voted to propose to defer the effective date of the new revenue recognition standard by one year.

ASU 2014-08

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) and Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 amends the definition for what types of asset disposals are to be considered discontinued operations, as well as amending the required disclosures for discontinued operations and assets held for sale. ASU 2014-08 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2014. The adoption of ASU 2014-08 did not have any effect on our financial position, results of operations or cash flows.

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

Note 3 – Asset Purchase

On January 22, 2015 (the “Closing Date”), the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Factor Nutrition Labs, LLC, a Delaware limited liability company (the “Seller”), Vita Partners, LLC, RPR Partners, LLC, and Thor Associates, Inc. (each a “Principal Owner”). Pursuant to the Purchase Agreement, the Company purchased all of the assets of the Seller’s line of business and products called FOCUS Factor (the product plus the business related to the product is collectively referred to as the “Focus Factor Business”) and assumed the accounts payable and contractual obligations of the Focus Factor Business for an aggregate purchase price of $6.0 million, with $4.5 million paid on the Closing Date, and $750,000 to be paid on or before January 20, 2016 and an additional $750,000 to be paid on or before January 20, 2017.

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

The Company has accounted for this transaction under the acquisition method of accounting. Under the acquisition method of accounting, the total acquisition consideration price is allocated to the assets acquired and liabilities assumed based on their preliminary estimated fair values. The Company expects the purchase price allocations for the acquisition of FOCUS Factor Business to be completed by September 30, 2015. The preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair values is as follows:

Assets
Accounts Receivable	$2,926,369
Inventory	67,113
Intellectual Property	1,000,000
Non-compete provision	50,000
Non-solicitation provision	50,000
Intangible assets-Customer relationships	1,941,030
Goodwill	1,798,047
Liabilities
Accounts Payable	(891,113)
Accrued Expenses	(941,446)
$6,000,000

The Customer relationships, the non-compete and the non-solicitation provisions will be amortized over their estimated useful lives of 5 years.

Pro forma Results of Operations. The historical operating results of FOCUS Factor Business prior to its acquisition date have not been included in the Company's historical consolidated operating results. Pro forma results of operations data (unaudited) for the years ended December 31, 2014 and 2013, as if the acquisition had occurred on January 1, 2013, are as follows:

	December 31,
	2014	2013
Revenue	$12,695,295	$10,629,171
Net income (loss)	(183,471)	932,209

Pro forma revenue amount above does not include adjustment/reductions relating to certain discounts, coupons and placement fees and is presented gross.

The amounts of revenue and earnings of FOCUS Factor Business since the acquisition date included in the unaudited condensed consolidated statement of operations for the three months ended March 31, 2015 are approximately $1,599,132 and $(2,418,752), respectively.

Note 4 – Inventory

Inventory consists of components and finished goods. The Company’s inventory is stated at the lower of cost (FIFO cost basis) or market.

The carrying value of inventory consisted of the following:

	March 31, 2015	December 31, 2014
Energy product	$25,418	$26,064
Components	28,124	-
Finished goods	79,908	-
Total inventory	$133,450	$26,064

As of January 22, 2015, inventory was pledged to Knight Therapeutics under the Loan Agreement (see note 1).

Note 5 – Fixed Assets and Intangible Assets

As of March 31, 2015 and December 31, 2014, fixed assets and intangible assets consisted of the following:

	March 31, 2015	December 31, 2014

Property and equipment	$1,654	$-
Less accumulated depreciation	(75)	-
Fixed assets, net	$1,579	$-

	March 31, 2015	December 31, 2014

Intangible assets	3,041,030	-
Less accumulated depreciation	(77,167)	-
Intangible assets, net	$2,963,862	$-

Depreciation and amortization expense for the three months ended March 31, 2015 and 2014 was $77,242 and $0, respectively. Annual amortization expense will be $408,206 per year through 2020.

Note 6 – Related Party Transactions

On April 2, 2014, the Company granted an option to purchase1,000,000 shares of the Company’s common stock, valued at approximately $282,000, to a company owned by Mr. Jack Ross, Chief Executive Officer of the Company.

On October 31, 2014, the Company borrowed $100,000 through a promissory note bearing interest at 10% with a maturity date of October 31, 2015 from a company owned by Mr. Jack Ross, Chief Executive Officer of the Company. As of March 31, 2015, the Company’s obligations pursuant to the promissory note were converted into 400,000 shares of the Company’s common stock.

The Company accrued consulting fees of $15,000 per month to a company owned by Mr. Jack Ross, Chief Executive Officer of the Company. As of March 31, 2015, total outstanding balance of $45,000 was paid.

At March 31, 2015, $4,893 was due from the Company owned by Mr. Jack Ross, Chief Executive Officer of the Company, in the form of a note receivable.

Note 7 – Accounts Payable and Accrued Liabilities

As of March 31, 2015 and December 31, 2014, accounts payable and accrued liabilities consisted of the following:

	March 31, 2015	December 31, 2014
Accrued payroll	$-	$10,867
Accrued legal fees	30,065	47,916
Manufacturers	674,646	-
Promotions	885,054	-
Other	133,132	15,859
Total	$1,722,897	$74,642

Note 8 – Notes Payable

On January 22, 2015, the Company entered into a Loan and Security Agreement, pursuant to which Knight Therapeutics (Barbados) Inc. (“Knight”) agreed to loan the Company $6.0 million (the “Loan”), and which amount was borrowed at closing for the purpose of acquiring the Focus Factor Business (see note 1). The Loan bears interest at a rate of 15% per year; provided, however, that upon the occurrence of an equity or convertible equity offering by the Company of at least $1.0 million, the interest rate will drop to 13% per year. Interest accrues quarterly and is payable in arrears on March 31, June 30, September 30 and December 31 in each year, beginning on March 31, 2015. All outstanding principal and accrued and unpaid interest is due on the earliest to occur of either January 20, 2017, or the date that Knight, in its discretion, accelerates the Company’s obligations due to an event of default.

In connection with the Loan, the Company issued warrants that were recorded as a debt discount at an initial aggregate value of $3,415,514 (see note 1). The value of these warrants was amortized during the three months ended March 31, 2015, resulting in a final debt discount balance of $1,326,508 as of March 31, 2015.

On January 22, 2015, the Company issued a 0% promissory note in a principal amount of $1,500,000 in connection with an Asset Purchase Agreement (see note 1). The note has a maturity date of January 20, 2017, with $750,000 to be paid on or before January 20, 2016 and an additional $750,000 to be paid on or before January 20, 2017.

Note 9 – Stockholders’ Deficit

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

During the three months ended March 31, 2015, the Company issued 4,595,187 shares of its common stock upon exercise of the ST Warrant at an aggregate exercise price of $1.00 in connection with the Loan Agreement (see note1).

During the three months ended March 31, 2015, the Company issued 400,000 shares of its common stock to a note holder in a note conversion at $0.25 per share. At the time of conversion, the note was valued at $100,000 for outstanding principal.

As of March 31, 2015, there are 67,095,187 shares of the Company’s common stock issued and outstanding.

Note 10 – Commitments & Contingencies

From time to time the Company may become a party to litigation in the normal course of business. Management believes that there are no current legal matters that would have a material effect on the Company’s financial position or results of operations.

Note 11 – Stock Options

On July 30, 2014, the Company’s board of directors approved the Company’s 2014 Equity Incentive Plan and the reservation of 15,525,000 shares of common stock for issuance under such plan. Such plan shall be subject to the approval of the Company’s shareholders prior to its implementation.

On April 2, 2014, the Company granted an option to purchase 1,000,000 shares of the Company’s common stock with an exercise price of $0.25 per share.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees and consultants at March 31, 2015:

	Options Outstanding			Options Exercisable
Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price
$0.25	1,000,000	4.00	$0.25	1,000,000	$0.25

The stock option activity for the three months ended March 31, 2015 is as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2014	1,000,000	$0.25
Granted	—	—
Exercised	—	—
Expired or canceled	—	—
Outstanding at March 31, 2015	$1,000,000	$0.25

Note 12 – Stock Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock at March 31, 2015:

	Warrants Outstanding			Warrants Exercisable
Exercise Price ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price
$0.34	3,584,759	9.82	$0.34	3,584,759	$0.34

The warrant activity for the three months ended March 31, 2015 is as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2014	—	$—
Granted	8,179,946	0.71
Exercised	(4,595,187)	1.00
Expired or canceled	—	—
Outstanding at March 31, 2015	$3,584,759	$0.34

Note 13 – Subsequent Events

Management evaluated all activities of the Company through the issuance date of the Company’s interim unaudited condensed consolidated financial statements and concluded that no subsequent events have occurred that would require adjustments or disclosure into the interim unaudited condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Synergy for the three months ended March 31, 2015 and 2014, should be read in conjunction with the financial statements of Synergy, and the notes to those financial statements that are included elsewhere in this Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in our Form 10-K filed on March 31, 2015. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

The Company is in the business of marketing and distributing best-in-class consumer-branded products through various distribution channels primarily in the health and wellness industry. The Company’s strategy is to grow both organically and by future acquisitions.

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

On April 21, 2014, the Company changed its fiscal year end from July 31 to December 31.

On April 28, 2014, the Company changed its name from “Oro Capital Corporation” to “Synergy Strips Corp.” in connection with the Merger.

On January 22, 2015 (the “Closing Date”), the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Factor Nutrition Labs, LLC, a Delaware limited liability company (the “Seller”), Vita Partners, LLC, RPR Partners, LLC, and Thor Associates, Inc. (each a “Principal Owner”). Pursuant to the Purchase Agreement, the Company purchased all of the assets of the Seller’s line of business and products called FOCUS Factor (the product plus the business related to the product is collectively referred to as the “Focus Factor Business”) and assumed the accounts payable and contractual obligations of the Focus Factor Business for an aggregate purchase price of $6.0 million, with $4.5 million paid on the Closing Date, and $750,000 to be paid on or before January 20, 2016 and an additional $750,000 to be paid on or before January 20, 2017.

Our management’s discussion and analysis of our financial condition and results of operations are only based on Synergy’s current business. Our previous shell company’s results of operations are immaterial and will not be included in the discussion below. Key factors affecting our results of operations include revenues, cost of revenues, operating expenses and income and taxation.

Results of Operations for the Three months Ended March 31, 2015 and 2014

Revenue

For the three months ended March 31, 2015, we had revenues of $1,600,249 from sales of our products, as compared to revenue of $0 for the same period in 2014. The increase was due to the purchase of the assets of Factor Nutrition Labs (FOCUSfactor).

Cost of Revenue

For the three months ended March 31, 2015, our cost of revenue was $605,282. Our cost of revenue for the three months ended March 31, 2014, was $0.

Gross Profit

Gross profit was $994,967 for the three months ended March 31, 2015, as compared to gross profit of $0 for the same period in 2014.

Operating Expenses

For the three months ended March 31, 2015, our operating expenses were $1,125,651. Selling and marketing expenses were $733,589, and included primarily retail promotions of $461,827, in-store demonstrations of $177,308, and marketing costs of $94,454. General and administrative expenses were $314,820, which included professional fees of $86,600 and wages of $62,662. Amortization and depreciation expense was $77,242 during the three months ended March 31, 2015. For the three months ended March 31, 2014, our operating expenses were $2,070.

Other Expenses

For the three months ended March 31, 2015, we incurred interest expense of $171,393 related to interest on notes payable, amortization of debt issuance cost of $27,321 and amortization of debt discount of $2,089,005 in connection with our Loan from Knight.

Net Loss

For the three months ended March 31, 2015, our net loss was $2,418,404, as compared to $2,070 for the same period in 2014.

Liquidity and Capital Resources

Overview

As of March 31, 2015, we had $1,716,045 cash on hand and $1,381,724 working capital.

Going Concern

The Company’s unaudited condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had accumulated deficit at March 31, 2015 of $3,451,695. The Company has working capital of $1,381,724 as of March 31, 2015. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on whether the Company can obtain adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable, if at all. If the Company is unable to obtain adequate capital it could be forced to cease operations.

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

Three months Ended March 31, 2015 and 2014

Net Cash Used in Operating Activities

For the three months ended March 31, 2015, we used net cash of $495,221 in operating activities. Non-cash adjustments included $77,242 related to depreciation and amortization, $27,321 related to amortization of debt issuance cost, $12,000 for stock based compensation, $2,089,005 related to amortization of debt discount, and net changes in operating assets and liabilities of $708,058. During the three months ended March 31, 2014, we used $570 of cash in operating activities.

Net Cash Used in Investing Activities

For the three months ended March 31, 2015, we used net cash of $4,501,654 in investing activities, as compared to $0 used in investing activities for the three months ended March 31, 2014. The increase was primarily attributable to the purchase of the assets of Factor Nutrition Labs (FOCUSfactor).

Net Cash Provided by Financing Activities

Financing activities provided $5,722,140 to us during the three months ended March 31, 2015. We received $7,500,000 in proceeds from notes payable, $1 in proceeds from warrant conversion, and $11,184 if advances from related party notes offset with payment of debt issuance cost of $289,045. During the three months ended March 31, 2014, financing activities provided $0.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

None.

Off-Balance Sheet Arrangements

None.

Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared on the accrual basis of accounting in accordance with U.S. GAAP.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At March 31, 2015, the Company had no cash equivalents.

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

Intangible assets

We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. Intangible assets are amortized on a straight-line basis over their useful lives.

Long-lived Assets

Long-lived assets include equipment and intangible assets other than those with indefinite lives. We assess the carrying value of our long-lived asset groups when indicators of impairment exist and recognize an impairment loss when the carrying amount of a long-lived asset is not recoverable when compared to undiscounted cash flows expected to result from the use and eventual disposition of the asset.

Indicators of impairment include significant underperformance relative to historical or projected future operating results, significant changes in our use of the assets or in our business strategy, loss of or changes in customer relationships and significant negative industry or economic trends. When indications of impairment arise for a particular asset or group of assets, we assess the future recoverability of the carrying value of the asset (or asset group) based on an undiscounted cash flow analysis. If carrying value exceeds projected, net, undiscounted cash flows, an additional analysis is performed to determine the fair value of the asset (or asset group), typically a discounted cash flow analysis, and an impairment charge is recorded for the excess of carrying value over fair value.

Goodwill

Asset Purchase is accounted for under the purchase method of accounting. Under that method, assets and liabilities of the business acquired are recorded at their estimated fair values as of the date of the acquisition, with any excess of the cost of the acquisition over the estimated fair value of the net tangible and intangible assets acquired recorded as goodwill.

Advertising Expense

The Company expenses marketing, promotions and advertising costs as incurred. Such costs are included in general and administrative expense in the accompanying condensed consolidated statements of operations.

Research and development

Costs incurred in connection with the development of new products and processing methods are charged to general and administrative expenses as incurred.

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

Revenue is presented net of estimated returns and allowances, discounts, sales incentives and promotions including, price reductions, coupons, rebate offers and placement/slotting fees.

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

Fair Value of Financial Instruments

We may hold certain financial assets, which are required to be measured at fair value on a recurring basis in accordance with the Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“ASC Topic 820-10”). ASC Topic 820-10 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). ASC Topic 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. Level 1 instruments include cash, account receivable, prepaid expenses, inventory and account payable and accrued liabilities. The carrying values are assumed to approximate the fair value due to the short term nature of the instrument.

The three levels of the fair value hierarchy under ASC Topic 820-10 are described below:

Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access. We believe our carrying value of level 1 instruments approximate their fair value at March 31, 2015 due to their short term nature.

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

Inventory

Inventory consists of components and finished goods. The Company’s inventory is stated at the lower of cost (FIFO cost basis) or market.

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

Recent Accounting Pronouncements

ASU 2015-03

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments are to be applied on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance. We do not expect the adoption of ASU 2015-03 to have a material effect on our financial position, results of operations or cash flows.

ASU 2015-02

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The ASU focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification and improves current U.S. GAAP by placing more emphasis on risk of loss when determining a controlling financial interest, reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (“VIE”), and changing consolidation conclusions for companies in several industries that typically make use of limited partnerships or VIEs. The ASU will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We do not expect the adoption of ASU 2015-02 to have a material effect on our financial position, results of operations or cash flows.

ASU 2015-01

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” This ASU eliminates from U.S. GAAP the concept of extraordinary items. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. We do not expect the adoption of ASU 2015-01 to have a material effect on our financial position, results of operations or cash flows.

ASU 2014-17

In November 2014, the FASB issued ASU No. 2014-17, “Business Combinations (Topic 805): Pushdown Accounting.” This ASU provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. ASU 2014-17 was effective on November 18, 2014. The adoption of ASU 2014-17 did not have any effect on our financial position, results of operations or cash flows.

ASU 2014-16

In November 2014, the FASB issued ASU 2014-16, “Derivatives and Hedging (Topic 815).” ASU 2014-16 addresses whether the host contract in a hybrid financial instrument issued in the form of a share should be accounted for as debt or equity. ASU 2014-16 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We do not currently have issued, nor are we investors in, hybrid financial instruments. Accordingly, we do not expect the adoption of ASU 2014-16 to have any effect on our financial position, results of operations or cash flows.

ASU 2014-15

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40)". ASU 2014-15 provides guidance related to management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosure. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for interim and annual periods thereafter. Early application is permitted. We do not expect the adoption of ASU 2014-15 to have a material effect on our financial position, results of operations or cash flows.

ASU 2014-12

In June 2014, the FASB issued ASU No. 2014-12, “Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We do not expect the adoption of ASU 2014-12 to have a material effect on our financial position, results of operations or cash flows.

ASU 2014-09

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). ASU 2014-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. We are still evaluating the effect of the adoption of ASU 2014-09. On April 1, 2015, the FASB voted to propose to defer the effective date of the new revenue recognition standard by one year.

ASU 2014-08

In April 2014, the FASB issued ASU No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) and Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 amends the definition for what types of asset disposals are to be considered discontinued operations, as well as amending the required disclosures for discontinued operations and assets held for sale. ASU 2014-08 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2014. The adoption of ASU 2014-08 did not have any effect on our financial position, results of operations or cash flows.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and concluded that as of March 31, 2015, (i) the Company’s disclosure controls and procedures were not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”), and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Inherent Limitations on Effectiveness of Controls

The Company’s management does not expect that its disclosure controls or its internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None other than those previously reported in a current report on Form 8-K during the three months ended March 31, 2015.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit		(Unless Otherwise Indicated)
Number	Exhibit Title	Form	File	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated April 7, 2014, by and among Oro Capital Corporation, Synergy Merger Sub, Inc. and Synergy Strips Corp.	8-K	000-55098	2.1	4/9/2014

2.2	Agreement and Plan of Merger dated April 21, 2014 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 9, 2014)	8-K	000-55098	2.1	5/7/2014

2.3	Asset Purchase Agreement, dated January 22, 2015, by and among Synergy Strips Corp.; Factor Nutrition Labs, LLC; Vita Partners, LLC, RPR Partners, LLC, and Thor Associates, Inc.	10-K	333-185103	2.3	3/31/2015

3.1	Articles of Incorporation	S-1	333-185103	3.1	11/21/2012

3.2	Amendment to Articles of Incorporation	8-K	000-55098	3.1(b)	5/7/2014

3.3	By-Laws	S-1	333-185103	3.2	11/21/2012

4.2	Synergy Strips Corp. Common Stock Purchase Warrant, dated January 22, 2015.	10-K	333-185103	4.2	3/31/2015

4.3	Synergy Strips Corp. Common Stock Purchase Warrant (10-Year Warrant), dated January 22, 2015.	10-K	333-185103	4.3	3/31/2015

10.5	Loan Agreement, dated January 22, 2015, between Knight Therapeutics (Barbados) Inc. and Synergy Strips Corp.	10-K	333-185103	10.5	3/31/2015

10.6	Product Distribution Option Agreement, dated January 22, 2015, between Knight Therapeutics (Barbados) Inc. and Synergy Strips Corp.	10-K	333-185103	10.6	3/31/2015

10.7	Distribution, License and Supply Agreement, dated January 22, 2015, by and between Synergy Strips Corp. and Knight Therapeutics (Barbados) Inc.	10-K	333-185103	10.7	3/31/2015

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

101.INS*	XBRL Instance Document.	—	—	—	Furnished herewith

101.SCH*	XBRL Taxonomy Extension Schema Document.	—	—	—	Furnished herewith

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Furnished herewith

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Furnished herewith

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Furnished herewith

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Furnished herewith

*	Pursuant to Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 hereto shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to liability of that Section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except as shall be expressly set forth by specific reference in such filing.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signatures	Title	Date

/s/ Jack Ross	Chief Executive Officer (principal executive officer)	May 15, 2015
Chief Financial Officer (principal financial officer)

