Form 10-Q
period 2015-06-30
Synergy CHC Corp.
filed 2015-08-13
CIK 1562733

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Synergy CHC Corp.

Nevada	000-55098	99-0379440
(State or other jurisdiction	(Commission	(IRS Employer
of Incorporation)	File Number)	Identification Number)

865 Spring Street

Westbrook, Maine 04092

(Address of principal executive offices)

(615) 939-9004

(Issuer’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 7, 2015, 67,095,187 shares of our common stock were issued and outstanding.

SYNERGY CHC CORP.

(FORMERLY SYNERGY STRIPS CORP.)

INDEX

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Synergy CHC Corp.

(formerly Synergy Strips Corp.)

Condensed Consolidated Balance Sheets

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	637,238	$338
Accounts Receivable	1,720,385	2,898
Receivable from related party	168,197	16,077
Prepaid expenses	73,661	10,000
Inventory	391,130	26,064
Total Current Assets	2,990,611	55,376

Fixes assets, net	1,441	-
Goodwill	2,923,047	-
Intangible assets, net	2,862,090	-
Debt issuance cost, net	225,693	-
Total Assets	$9,002,882	$55,376

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable and accrued liabilities	$1,263,012	$74,642
Notes payable, related party	-	100,000
Current portion of long-term debt	750,000	-
Current portion of long-term debt, related party	300,000	6,400
Total Current Liabilities	2,313,012	181,042

Long-term Liabilities:
Note payable	750,000	-
Note payable, net of debt discount, related party	5,130,561	-
Total Long-term Liabilities	5,880,561	-
Total Liabilities	8,193,573	181,042

Commitments and contingencies	-	-

Stockholders’ Equity (Deficit):
Common stock, $0.00001 par value; 75,000,000 shares authorized; 67,095,187 and 62,100,000 shares issued and outstanding, respectively	671	621
Common stock to be issued	64,000	40,000
Additional paid in capital	4,382,469	867,004
Accumulated deficit	(3,637,831)	(1,033,291)
Total stockholders’ equity (deficit)	809,309	(125,666)
Total Liabilities and Stockholders’ Equity (Deficit)	$9,002,882	$55,376

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Synergy CHC Corp.

(formerly Synergy Strips Corp.)

Unaudited Condensed Consolidated Statements of Operations

	For the three months ended		For the six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenue	$2,455,747	$2,748	$4,055,996	$2,748
Cost of sales	1,028,052	1,685	1,633,334	1,685
Gross profit	1,427,695	1,063	2,422,662	1,063

Operating expenses
Selling and marketing	680,189	-	1,413,778	-
General and administrative	385,832	643,552	700,652	645,622
Depreciation and amortization	101,911	-	179,153	-
Total operating expenses	1,167,932	643,552	2,293,583	645,622

Income (loss) from operations	259,763	(642,489)	129,079	(644,559)

Other income (expenses)
Interest expense	(227,797)	-	(399,190)	-
Amortization of debt discount	(182,070)	-	(2,271,075)	-
Amortization of debt issuance cost	(36,032)		(63,352)	-

Total other expenses	(445,899)	-	(2,733,617)	-

Net Loss	$(186,136)	$(642,489)	$(2,604,538)	$(644,559)

Net loss per share – basic and diluted	$(0.00)	$(0.01)	$(0.04)	$(0.02)

Weighted average common shares – basic and diluted	67,095,187	47,071,111	66,492,457	26,535,556

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Synergy CHC Corp.

(formerly Synergy Strips Corp.)

Unaudited Condensed Consolidated Statements of Cash Flows

	For the six months ended
	June 30, 2015	June 30, 2014
Cash Flows from Operating Activities
Net loss	$(2,604,538)	$(644,559)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	179,153	-
Amortization of debt issuance cost	63,352	-
Stock based compensation expense	24,000	297,247
Loss on acquisition	-	109,040
Amortization of debt discount	2,271,075	-
Changes in operating assets and liabilities:
Accounts receivable	1,279,272	(2,748)
Inventory	(93,031)	-
Prepaid expense	(70,061)	(15,000)
Accounts payable and accrued liabilities	(844,504)	23,466
Net cash provided by (used in) operating activities	204,718	(232,554)

Cash Flows from Investing Activities
Payments for acquisition of fixed assets	(1,654)	-
Payments for acquisition of Factor Nutrition Labs	(4,500,000)	-
Payments for acquisition transaction with Knight Therapeutics Inc.	(250,000)	-
Net cash used in investing activities	(4,751,654)	-

Cash Flows from Financing Activities
Proceeds from notes payable	6,000,000	-
Repayment of notes payable	(375,000)	(84,040)
Payment of debt issuance cost	(289,045)	-
(Repayments to) advances from related party note	(152,120)	-
Warrant exercise	1	-
Proceeds from issuance of common stock	-	500,000
Net cash provided by financing activities	5,183,836	415,960

Net increase in cash and cash equivalents	636,900	183,406

Cash and Cash Equivalents, beginning of period	338	3,230

Cash and Cash Equivalents, end of period	$637,238	$186,636

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$394,521	$-
Income taxes	$-	$-

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Common stock issued for settlement of debt	$100,000	$-
Beneficial conversion feature on warrants issued concurrent with debt	$3,415,514	$-
Assumption of liabilities as part of acquisition transaction	$9,332,559	$84,040
Assumption of liabilities as part of acquisition transaction with Knight Therapeutics Inc.	$1,400,315	$-
Note issued as part of asset purchase agreement	$1,500,000	$-
Cancellation of common stock as part of purchase transaction	$-	$1,359
Financing for prepaid insurance	$-	$20,000
Issuance of shares as part of acquisition transaction	$-	$25,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Synergy CHC Corp.

(formerly Synergy Strips Corp.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of the Business

Synergy CHC Corp. (“Synergy”, “we”, “us”, “our” or the “Company”) (formerly Synergy Strips Corp.) was incorporated on December 29, 2010 in Nevada under the name “Oro Capital Corporation.” On April 21, 2014, the Company changed its fiscal year end from July 31 to December 31. On April 28, 2014, the Company changed its name to “Synergy Strips Corp.”. On August 5, 2015, the Company changed its name to “Synergy CHC Corp.”

The Company is a consumer health care company that is in the process of building a portfolio of best-in-class consumer product brands. Synergy’s strategy is to grow its portfolio both organically and by further acquisition.

Synergy is the sole owner of a subsidiary, Neuragen Corp., and the results have been consolidated in these statements.

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

All outstanding principal and accrued and unpaid interest is due on the earliest to occur of either January 20, 2017 (the “Maturity Date”), or the date that Knight, in its discretion, accelerates the Company’s obligations due to an event of default. The Company may extend the Maturity Date for two successive additional 12-month periods if at March 31, 2016 and March 31, 2017, respectively, the Company’s revenues exceed $13.0 million and its EBITDA exceeds $2.0 million for the respective 12-month period then ending. Principal payments under the Loan Agreement commenced on June 30, 2015 and continue quarterly as set forth on the Repayment Schedule to the Loan Agreement.

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

In connection with the Loan Agreement, the Company issued to Knight a warrant that entitled Knight to purchase 4,595,187 shares of common stock of the Company (“Common Stock”) on or prior to close of business on January 30, 2015 (the “ST Warrant”). The aggregate exercise price of the Common Stock under the ST Warrant is $1.00. Knight exercised the ST Warrant on January 22, 2015. Also in connection with the Loan Agreement, the Company issued to Knight a warrant to purchase 3,584,759 shares of Common Stock on or prior to the close of business of January 22, 2025 (the “LT Warrant”). The exercise price per share of the Common Stock under the LT Warrant is $0.34. The LT Warrant provides for cashless exercise. The LT Warrant also provides that in the event the closing price of the Common Stock remains above $1.00 for six consecutive months, Knight will forfeit the difference between the number of shares acquired under the LT Warrant prior to 90 days after such six-month period, and 25% of the shares purchasable under the LT Warrant.

Asset Purchase Agreement with Factor Nutrition Labs, LLC

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

Asset Purchase Agreement with Knight Therapeutics Inc.

On June 26, 2015 (the “Closing Date”), Neuragen Corp., a Delaware corporation (“Neuragen”) and our wholly owned subsidiary, entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Knight Therapeutics Inc., a Canadian corporation (“Knight”). Pursuant to the Purchase Agreement, Neuragen purchased the U.S. rights related to an innovative OTC product that helps relieve pain caused by diabetic nerve damage (the “Purchased Assets”) for an aggregate purchase price of $1.2 million, with (i) $250,000 paid on the Closing Date, (ii) $250,000 to be paid on or before June 30, 2016, (iii) $700,000 to be paid in quarterly installments (beginning with the quarter ending September 30, 2015) equal to the greater of $12,500 or 5% of U.S. net sales, and (iv) 2% of U.S. net sales of Neuragen for 60 months thereafter. The payment of such amounts is secured by a security interest in certain assets, undertakings and property (“Collateral”) pursuant to the Security Agreement, which will be released upon receipt of total payments of $1.2 million (collectively, “Total Consideration”).

Security Agreement

On the Closing Date, Neuragen entered into a Security Agreement with Knight, pursuant to which Neuragen granted a lien and security interest to Knight in Collateral in connection with the Purchase Agreement.

The Security Agreement was made to secure the payment of all indebtedness, obligations and liabilities of Neuragen of the Purchase Agreement, including all expenses and charges, legal or otherwise, suffered or incurred by Knight in collecting or enforcing such indebtedness of the Purchase Agreement.

The Security Agreement includes customary events of default, including but not limited to: payment defaults; Neuragen becoming insolvent or entering into bankruptcy; or if any contemplated security ceases to be a valid and perfected first-priority security interest that is not remedied within fifteen business days by Neuragen. Upon the occurrence of an event of default and during the continuation thereof, the principal amount of the outstanding Total Consideration will bear a default interest rate of an additional 10% per annum.

Note 2 – Summary of Significant Accounting Policies

General

The accompanying condensed consolidated financial statements as of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014 are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Rule S-X of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2014 and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC.

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

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. As of June 30, 2015 the Company had no cash equivalents.

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

Long-lived Assets

Long-lived assets include equipment and intangible assets other than those with indefinite lives. We assess the carrying value of our long-lived asset groups when indicators of impairment exist and recognize and impairment loss when the carrying amount of a long-lived asset is not recoverable when compared to undiscounted cash flows expected to result from the use and eventual disposition of the asset.

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

Goodwill

An asset purchase is accounted for under the purchase method of accounting. Under that method, assets and liabilities of the business acquired are recorded at their estimated fair values as of the date of the acquisition, with any excess of the cost of the acquisition over the estimated fair value of the net tangible and intangible assets acquired recorded as goodwill.

Revenue Recognition

Revenue is recognized in accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as revised by SAB No. 104. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Ownership of and title to our products pass to customers upon delivery of the products to customers. Certain of our distributors may also perform a separate function as a co-packer on our behalf. In such cases, ownership of and title to our products that are co-packed on our behalf by those co-packers who are also distributors, passes to such distributors when we are notified by them that they have taken transfer or possession of the relevant portion of our finished goods.

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

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under ASC subtopic 260-10, Earnings Per Share. Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock (using the “treasury stock” method), unless their effect on net loss per share is anti-dilutive. As of June 30, 2015, an option to purchase 1,000,000 shares of common stock and warrants to purchase 3,584,759 shares of common stock were outstanding.

Going Concern

The Company’s unaudited condensed consolidated financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had accumulated deficit at June 30, 2015 of $3,637,831. The Company has working capital of $677,599 as of June 30, 2015. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. If the Company is unable to obtain adequate capital it could be forced to cease operations.

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

As of June 30, 2015, the Company has determined that there were no assets or liabilities measured at fair value.

Inventory

Inventory consists of components and finished goods. The Company’s inventory is stated at the lower of cost (FIFO cost basis) or market.

Stock-Based Compensation

The Company has adopted the provisions of ASC 718. We estimate the fair value of stock options using a binomial model, consistent with the provisions of ASC 718 and SEC Staff Accounting Bulletin No. 107, Share-Based Payment. Option-pricing models require the input of highly subjective assumptions, including the price volatility of the underlying stock. We determined that the use of implied volatility is expected to be more reflective of market conditions and, therefore, could reasonably be expected to be a better indicator of our expected volatility than historical volatility. The expected term assumption used in calculating the estimated fair value of our stock-based compensation awards using the binomial model is based on detailed historical data about employees’ exercise behavior, vesting schedules, and death and disability probabilities. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted, exercised and cancelled. We believe the resulting binomial calculation provides a more refined estimate of the fair value of our employee stock options.

Recent Accounting Pronouncements

ASU 2015-03

In April 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments are to be applied on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance. We do not expect the adoption of ASU 2015-03 to have a material effect on our financial position, results of operations or cash flows.

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

Note 3 – Asset Purchases

Asset Purchase Agreement with Factor Nutrition Labs, LLC:

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

Pro forma Results of Operations. The historical operating results of Focus Factor Business prior to its acquisition date have not been included in the Company’s historical consolidated operating results. Pro forma results of operations data (unaudited) for the years ended December 31, 2014 and 2013, as if the acquisition had occurred on January 1, 2013, are as follows:

	December 31,
	2014	2013
Revenue	$12,695,295	$10,629,171
Net income (loss)	(183,471)	932,209

Pro forma revenue amount above does not include adjustment/reductions relating to certain discounts, coupons and placement fees and is presented gross.

The amounts of revenue and earnings of FOCUS Factor Business since the acquisition date included in the unaudited condensed consolidated statement of operations for the six months ended June 30, 2015 are approximately $3,983,241 and $(2,663,046), respectively.

Asset Purchase Agreement with Knight Therapeutics Inc.:

On June 26, 2015 (the “Closing Date”), Neuragen Corp., a Delaware corporation (“Neuragen”) and our wholly owned subsidiary, entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Knight Therapeutics Inc., a Canadian corporation (“Knight”). Pursuant to the Purchase Agreement, Neuragen purchased the U.S. rights related to an innovative OTC product that helps relieve pain caused by diabetic nerve damage (the “Purchased Assets”) for an aggregate purchase price of $1.2 million, with (i) $250,000 paid on the Closing Date, (ii) $250,000 to be paid on or before June 30, 2016, (iii) $700,000 to be paid in quarterly installments (beginning with the quarter ending September 30, 2015) equal to the greater of $12,500 or 5% of U.S. net sales, and (iv) 2% of U.S. net sales of Neuragen for 60 months thereafter. The payment of such amounts is secured by a security interest in certain assets, undertakings and property (“Collateral”) pursuant to the Security Agreement, which will be released upon receipt of total payments of $1.2 million (collectively, “Total Consideration”).

The Company has accounted for this transaction under the acquisition method of accounting. Under the acquisition method of accounting, the total acquisition consideration price is allocated to the assets acquired and liabilities assumed based on their preliminary estimated fair values. The Company expects the purchase price allocations for the acquisition of the Purchased Assets to be completed by December 31, 2015. The preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair values is as follows:

Assets
Accounts Receivable	$70,390
Inventory	204,925
Goodwill	1,125,000
Liabilities
Accounts Payable	(51,795)
Accrued Expenses	(148,520)
$1,200,000

Note 4 – Inventory

Inventory consists of finished goods. The Company’s inventory is stated at the lower of cost (FIFO cost basis) or market.

The carrying value of inventory consisted of the following:

	June 30, 2015	December 31, 2014
Energy product	$24,451	$26,064
Components	144,752	-
Finished goods	189,158	-
Raw Materials	32,770	-
Total inventory	$391,131	$26,064

As of January 22, 2015, inventory was pledged to Knight Therapeutics under the Loan Agreement (see note 1).

Note 5 – Fixed Assets and Intangible Assets

As of June 30, 2015 and December 31, 2014, fixed assets and intangible assets consisted of the following:

	June 30, 2015	December 31, 2014
Property and equipment	$1,654	$-
Less accumulated depreciation	(213)	-
Fixed assets, net	$1,441	$-

	June 30, 2015	December 31, 2014
Intangible assets	3,041,030	-
Less accumulated depreciation	(178,940)	-
Intangible assets, net	$2,862,090	$-

Depreciation and amortization expense for the six months ended June 30, 2015 and 2014 was $179,153 and $0, respectively. Depreciation and amortization expense for the three months ended June 30, 2015 and 2014 was $101,911 and $0, respectively. Annual amortization expense will be $408,206 per year through 2020.

Note 6 – Related Party Transactions

On April 2, 2014, the Company granted an option to purchase 1,000,000 shares of the Company’s common stock, valued at approximately $282,000 to the Company owned by Mr. Jack Ross, Chief Executive Officer of the Company.

On October 31, 2014, the Company borrowed $100,000 through a promissory note bearing interest at 10% with a maturity date of October 31, 2015 from a company owned by Mr. Ross, the Company’s chief executive officer. During the six months ended June 30, 2015, the note was converted into 400,000 shares of the Company’s common stock.

The Company accrued and paid consulting fees of $15,000 per month to a company owned by Mr. Jack Ross, Chief Executive Officer of the Company. As of June 30, 2015, the total outstanding balance was $0.

At June 30, 2015, $168,197 was due from a company owned by Mr. Jack Ross, Chief Executive Officer of the Company in a form of a note receivable.

On January 22, 2015, the Company entered into a Loan Agreement with Knight Therapeutics (Barbados) Inc. (“Knight”), a related party, for the purchase of the Focus Factor assets. At June 30, 2015, the Company owed Knight $4,480,561 on this loan, net of discount (see Note 8).

On June 26, 2015, the Company entered into a Loan Agreement with Knight Therapeutics, through its wholly owned subsidiary, for the purchase of the Neuragen assets. At June 30, 2015, the Company owed Knight $950,000 on this loan (see Note 8).

Note 7 – Accounts Payable and Accrued Liabilities

As of June 30, 2015 and December 31, 2014, accounts payable and accrued liabilities consisted of the following:

	June 30, 2015	December 31, 2014
Accrued payroll	$-	$10,867
Accrued legal fees	22,748	47,916
Manufacturers	968,262	-
Promotions	116,240	-
Other	155,762	15,859
Total	$1,263,012	$74,642

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

In connection with the Loan, the Company issued warrants that were recorded as a debt discount at an initial aggregate value of $3,415,514 (see note 1). The value of these warrants was amortized during the six months ended June 30, 2015, resulting in a final debt discount balance of $1,144,439 as of June 30, 2015.

On January 22, 2015, the Company issued a 0% promissory note in a principal amount of $1,500,000 in connection with an Asset Purchase Agreement (see note 1). The note has a maturity date of January 20, 2017, with $750,000 to be paid on or before January 20, 2016 and an additional $750,000 to be paid on or before January 20, 2017.

On June 26, 2015, the Company, through its wholly owned subsidiary, Neuragen Corp. (“Neuragen”), issued a 0% promissory note in a principal amount of $950,000 in connection with an Asset Purchase Agreement (see note 1). The note requires $250,000 to be paid on or before June 30, 2016, and $700,000 to be paid in quarterly installments (beginning with the quarter ending September 30, 2015) equal to the greater of $12,500 or 5% of U.S. net sales, and 2% of U.S. net sales of Neuragen for 60 months thereafter. The payment of such amounts is secured by a security interest in certain assets, undertakings and property (“Collateral”) pursuant to the Security Agreement, which will be released upon receipt of total payments of $1.2 million.

Note 9 – Stockholders’ Deficit

The total number of shares of all classes of capital stock which the Company is authorized to issue is 75,000,000 shares of common stock with $0.00001 par value. On July 30, 2014, the Company’s board of directors approved an increase of the Company’s authorized common stock from 75,000,000 to 300,000,000 shares, which increase was approved by the Company’s shareholders and became effective on August 5, 2015.

During the six months ended June 30, 2015, the Company issued 4,595,187 shares of its common stock upon exercise of the ST Warrant at an aggregate exercise price of $1.00 in connection with the Loan Agreement (see note1).

During the six months ended June 30, 2015, the Company issued 400,000 shares of its common stock to a note holder in a note conversion at $0.25 per share. At the time of conversion, the note was valued at $100,000 for outstanding principal.

As of June 30, 2015, there were 67,095,187 shares of the Company’s common stock issued and outstanding.

Note 10 – Commitments & Contingencies

From time to time the Company may become a party to litigation in the normal course of business. Management believes that there are no current legal matters that would have a material effect on the Company’s financial position or results of operations.

Note 11 – Stock Options

On July 30, 2014, the Company’s board of directors approved the Company’s 2014 Equity Incentive Plan and the reservation of 15,525,000 shares of common stock for issuance under such plan. Such plan was approved by the Company’s shareholders and became effective on August 5, 2015.

On April 2, 2014, the Company granted 1,000,000 options with an exercise price of $0.25 per share.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees and consultants under a stock option plan at June 30, 2015:

	Options Outstanding			Options Exercisable
Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price
$0.25	1,000,000	3.75	$0.25	1,000,000	$0.25

The stock option activity for the six months ended June 30, 2015 is as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2014	1,000,000	$0.25
Granted	—	—
Exercised	—	—
Expired or canceled	—	—
Outstanding at June 30, 2015	$1,000,000	$0.25

Note 12 – Stock Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock at June 30, 2015:

	Warrants Outstanding			Warrants Exercisable
Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price
$0.34	3,584,759	9.57	$0.34	3,584,759	$0.34

The warrant activity for the six months ended June 30, 2015 is as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2014	—	$—
Granted	8,179,946	0.71
Exercised	(4,595,187)	1.00
Expired or canceled	—	—
Outstanding at June 30, 2015	$3,584,759	$0.34

Note 13 – Subsequent Events

On July 6, 2015 the stockholders approved a resolution to change the name of the Company to “Synergy CHC Corp.”, which became effective on August 5, 2015, to increase the authorized shares of common stock from 75,000,000 to 300,000,000 and to approve the 2014 Equity Incentive Plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Synergy for the six months ended June 30, 2015 and 2014, should be read in conjunction with the financial statements of Synergy, and the notes to those financial statements that are included elsewhere in this Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in our Form 10-K filed on March 31. 2015. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

On June 26, 2015 (the “Closing Date”), Neuragen Corp., a Delaware corporation (“Neuragen”) and our wholly owned subsidiary, entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Knight Therapeutics Inc., a Canadian corporation (“Knight”). Pursuant to the Purchase Agreement, Neuragen purchased the U.S. rights related to an innovative OTC product that helps relieve pain caused by diabetic nerve damage (the “Purchased Assets”) for an aggregate purchase price of $1.2 million, with (i) $250,000 paid on the Closing Date, (ii) $250,000 to be paid on or before June 30, 2016, (iii) $700,000 to be paid in quarterly installments (beginning with the quarter ending September 30, 2015) equal to the greater of $12,500 or 5% of U.S. net sales, and (iv) 2% of U.S. net sales of Neuragen for 60 months thereafter. The payment of such amounts is secured by a security interest in certain assets, undertakings and property (“Collateral”) pursuant to the Security Agreement, which will be released upon receipt of total payments of $1.2 million (collectively, “Total Consideration”).

During the six months ended June 30, 2015, management has been undertaking a rebranding of the FOCUSfactor product. The focus has been on the ‘evolution’ of the label and brand so as not to alienate current customers, but to give the product a fresh look. All marketing materials will be updated over the next six months.

Management has also launched a direct to consumer campaign with national radio and television commercials.

Our management’s discussion and analysis of our financial condition and results of operations are only based on Synergy’s current business. Our previous shell company’s results of operations are immaterial and will not be included in the discussion below. Key factors affecting our results of operations include revenues, cost of revenues, operating expenses and income and taxation.

Results of Operations for the Three months Ended June 30, 2015 and 2014

Revenue

For the three months ended June 30, 2015, we had revenue of $2,455,747 from sales of our products, as compared to revenue of $2,748 for the same period in 2014. The increase was due to the purchase of the assets of Factor Nutrition Labs (FOCUSfactor).

Cost of Revenue

For the three months ended June 30, 2015, our cost of revenue was $1,028,052. Our cost of revenue for the three months ended June 30, 2014, was $1,685. The increase was due to the purchase of the assets of Factor Nutrition Labs (FOCUSfactor).

Gross Profit

Gross profit was $1,427,695 for the three months ended June 30, 2015, as compared to gross profit of $1,063 for the same period in 2014.

Operating Expenses

For the three months ended June 30, 2015, our operating expenses were $1,167,932. Selling and marketing expenses were $680,189, and included primarily retail promotions of $362,625, in-store demonstrations of $85,752, and marketing costs of $231,812. General and administrative expenses were $385,832, which included professional fees of $69,819 and wages of $91,813. Amortization and depreciation expense was $101,911 during the three months ended June 30, 2015. For the three months ended June 30, 2014, our operating expenses were $643,552. The increase was due to the purchase of the assets of Factor Nutrition Labs (FOCUSfactor).

Other Expenses

For the three months ended June 30, 2015, we incurred interest expense of $227,797 related to interest on notes payable, amortization of debt issuance cost of $36,032 and amortization of debt discount of $182,070 in connection with our loan from Knight. There were no such expenses during the three months ended June 30, 2014.

Net Loss

For the three months ended June 30, 2015, our net loss was $186,136, as compared to $642,489 for the same period in 2014.

Results of Operations for the Six months Ended June 30, 2015 and 2014

Revenue

For the six months ended June 30, 2015, we had revenues of $4,055,996 from sales of our products, as compared to revenue of $2,748 for the same period in 2014. The increase was due to the purchase of the assets of Factor Nutrition Labs (FOCUSfactor).

Cost of Revenue

For the six months ended June 30, 2015, our cost of revenue was $1,663,334. Our cost of revenue for the six months ended June 30, 2014, was $1,685. The increase was due to the purchase of the assets of Factor Nutrition Labs (FOCUSfactor).

Gross Profit

Gross profit was $2,422,662 for the six months ended June 30, 2015, as compared to gross profit of $1,063 for the same period in 2014.

Operating Expenses

For the six months ended June 30, 2015, our operating expenses were $2,293,538. Selling and marketing expenses were $1,413,778, and included primarily retail promotions of $824,453, in-store demonstrations of $263,060, and marketing costs of $326,265. General and administrative expenses were $700,652, which included professional fees of $156,420 and wages of $153,920. Amortization and depreciation expense was $179,153 during the six months ended June 30, 2015. For the six months ended June 30, 2014, our operating expenses were $645,622. The increase was due to the purchase of the assets of Factor Nutrition Labs (FOCUSfactor).

Other Expenses

For the six months ended June 30, 2015, we incurred interest expense of $399,190 related to interest on notes payable, amortization of debt issuance cost of $63,352 and amortization of debt discount of $2,271,075 in connection with our loan from Knight. There were no such expenses during the six months ended June 30, 2014.

Net Loss

For the six months ended June 30, 2015, our net loss was $2,064,538, as compared to $644,559 for the same period in 2014.

Non-GAAP Financial Measures

We currently focus on Adjusted EBITDA to evaluate our business relationships and our resulting operating performance and financial position. Adjusted EBITDA is defined as EBITDA (net income plus interest expense, income tax expense, depreciation and amortization), further adjusted to exclude certain non-cash expenses and other adjustments as set forth below. We present Adjusted EBITDA because we consider it an important measure of our performance and it is a meaningful financial metric in assessing our operating performance from period to period by excluding certain items that we believe are not representative of our core business, such as certain non-cash items and other adjustments.

We believe that Adjusted EBITDA, viewed in addition to, and not in lieu of, our reported results in accordance with accounting principles generally accepted in the United States (“GAAP”), provides useful information to investors.

	Three months ended June 30, 3015	Six months ended June 30, 3015
Net Loss	$(186,136)	$(2,604,538)
Interest	227,797	399,190
Depreciation	138	213
Amortization	319,875	2,513,367
EBITDA	$361,674	$308,232
Stock-based compensation	12,000	24,000
One-time expenses for Acquisition	-	67,849
Adjusted EBITDA	$373,674	$400,081

Liquidity and Capital Resources

Overview

As of June 30, 2015, we had $637,238 of cash on hand and $677,599 of working capital.

Going Concern

The Company’s unaudited condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had accumulated deficit at June 30, 2015 of $3,637,831. The Company has working capital of $677,599 as of June 30, 2015. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on whether the Company can obtain adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable, if at all. If the Company is unable to obtain adequate capital it could be forced to cease operations.

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

Six months Ended June 30, 2015 and 2014

Net Cash Used in Operating Activities

For the six months ended June 30, 2015, operating activities provided $204,718 to us. Non-cash adjustments included $179,153 related to the depreciation and amortization, $24,000 for stock based compensation, $2,271,075 related to amortization of debt discount, $63,352 related to amortization of debt discount issuance cost, and net changes in operating assets and liabilities of $271,676. During the six months ended June 30, 2014, we used $232,554 of cash in operating activities.

Net Cash Used in Investing Activities

For the six months ended June 30, 2015, we used net cash of $4,571,654 in investing activities, as compared to $0 used in investing activities for the six months ended June 30, 2014. The increase was primarily attributable to the purchase of the assets of Factor Nutrition Labs (FOCUSfactor) and Neuragen Corp.

Net Cash Provided by Financing Activities

Financing activities provided $5,183,836 to us during the six months ended June 30, 2015. We received $6,000,000 in proceeds from notes payable, and $1 in proceeds from warrant exercise. We also used $375,000 to repay the note. During the six months ended June 30, 2014, financing activities provided $415,960.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At June 30, 2015, the Company had no cash equivalents.

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

Stock-Based Compensation

The Company has adopted the provisions of ASC 718. We estimate the fair value of stock options using a binomial model, consistent with the provisions of ASC 718 and SEC Staff Accounting Bulletin No. 107, Share-Based Payment. Option-pricing models require the input of highly subjective assumptions, including the price volatility of the underlying stock. We determined that the use of implied volatility is expected to be more reflective of market conditions and, therefore, could reasonably be expected to be a better indicator of our expected volatility than historical volatility. The expected term assumption used in calculating the estimated fair value of our stock-based compensation awards using the binomial model is based on detailed historical data about employees’ exercise behavior, vesting schedules, and death and disability probabilities. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted, exercised and cancelled. We believe the resulting binomial calculation provides a more refined estimate of the fair value of our employee stock options. For our employee stock purchase plan, we decided to continue to use the Black-Scholes model to calculate the estimated fair value.

Recent Accounting Pronouncements

ASU 2015-03

In April 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments are to be applied on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance. We do not expect the adoption of ASU 2015-03 to have a material effect on our financial position, results of operations or cash flows.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and concluded that as of June 30, 2015, (i) the Company’s disclosure controls and procedures were not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”), and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

None.

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

Signatures	Title	Date

/s/ Jack Ross	Chief Executive Officer	August 13, 2015
Chief Financial Officer

