Form 10-Q
period 2015-09-30
Synergy CHC Corp.
filed 2015-11-16
CIK 1562733

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 3, 2015, 69,238,044 shares of our common stock were issued and outstanding.

SYNERGY CHC CORP.

(FORMERLY SYNERGY STRIPS CORP.)

INDEX

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Synergy CHC Corp.

(formerly Synergy Strips Corp.)

Condensed Consolidated Balance Sheet

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current Assets:
Cash	$824,948	$338
Accounts Receivable	1,327,154	2,898
Receivable from related party	175,422	16,077
Prepaid expenses	122,576	10,000
Inventory	499,448	26,064
Total Current Assets	2,949,548	55,376

Fixed assets, net	3,614	-
Investment in Hand MD Corp.	1,500,000	-
Goodwill	2,935,383	-
Intangible assets, net	2,759,201	-
Debt issuance cost, net	198,429	-
Total Assets	$10,346,175	$55,376

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable and accrued liabilities	$1,653,296	$74,642
Notes payable, related party	-	100,000
Current portion of long-term debt	750,000	-
Current portion of long-term debt, related party	300,000	6,400
Total Current Liabilities	2,703,296	181,042

Long-term Liabilities:
Note payable	750,000	-
Note payable, net of debt discount, related party	5,047,178	-
Total Long-term Liabilities	5,797,178	-
Total Liabilities	8,500,474	181,042

Commitments and contingencies	-	-

Stockholders’ Equity (Deficit):
Common stock, $0.00001 par value; 300,000,000 shares and 75,000,000 authorized, respectively; 69,238,044 and 62,100,000 shares issued and outstanding, respectively	692	621
Common stock to be issued	68,000	40,000
Additional paid in capital	5,882,448	867,004
Accumulated deficit	(4,105,439)	(1,033,291)
Total stockholders’ equity (deficit)	1,845,701	(125,666)
Total Liabilities and Stockholders’ Equity (Deficit)	$10,346,175	$55,376

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Synergy CHC Corp.

(formerly Synergy Strips Corp.)

Unaudited Condensed Consolidated Statements of Operations

	For the three months ended		For the nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Revenue	$3,181,623	$-	$7,237,619	$2,748
Cost of sales	1,469,910	-	3,103,244	1,685
Gross profit	1,711,713	-	4,134,375	1,063

Operating expenses
Selling and marketing	814,640	-	2,228,418	-
General and administrative	706,806	142,236	1,407,458	787,858
Depreciation and amortization	103,103	-	282,256	-
Total operating expenses	1,624,549	142,236	3,918,132	787,858

Income (loss) from operations	87,164	(142,236)	216,243	(786,795)

Other income (expenses)
Interest expense	(212,904)	-	(612,094)	-
Amortization of debt discount	(304,117)	-	(2,575,192)	-
Amortization of debt issuance cost	(37,753)		(101,105)	-

Total other expenses	(554,774)	-	(3,288,391)	-

Net Loss	$(467,610)	$(142,236)	$(3,072,148)	$(786,795)

Net loss per share – basic and diluted	$(0.01)	$(0.00)	$(0.05)	$(0.01)

Weighted average common shares – basic and diluted	68,096,740	60,491,304	67,033,094	108,850,549

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Synergy CHC Corp.

(formerly Synergy Strips Corp.)

Unaudited Condensed Consolidated Statements of Cash Flows

	For the nine months ended
	September 30, 2015	September 30, 2014
Cash Flows from Operating Activities
Net loss	$(3,072,148)	$(786,795)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	282,256	-
Amortization of debt issuance cost	101,105	-
Stock based compensation expense	28,000	310,247
Loss on acquisition	-	109,040
Amortization of debt discount	2,575,192	-
Changes in operating assets and liabilities:
Accounts receivable	1,660,167	(150)
Inventory	(201,346)	(30,500)
Prepaid expense	(118,976)	(10,000)
Accounts payable and accrued liabilities	(454,220)	9,705
Net cash provided by (used in) operating activities	800,030	(398,453)

Cash Flows from Investing Activities
Payments for acquisition of fixed assets	(4,045)	-
Payments for acquisition of Factor Nutrition Labs	(4,500,000)	-
Payments for acquisition transaction with Knight Therapeutics Inc.	(250,000)	-
Net cash used in investing activities	(4,754,045)	-

Cash Flows from Financing Activities
Proceeds from notes payable	6,000,000	-
Repayment of notes payable	(762,500)	(92,840)
Payment of debt issuance cost	(299,531)	-
(Repayments to) advances from related party note	(159,345)	-
Warrant exercise	1	-
Proceeds from issuance of common stock	-	500,000
Net cash provided by financing activities	4,778,625	407,160

Net increase in cash and cash equivalents	824,610	8,707

Cash and Cash Equivalents, beginning of period	338	3,230

Cash and Cash Equivalents, end of period	$824,948	$11,937

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$612,094	$-
Income taxes	$-	$-

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Common stock issued for settlement of debt	$100,000	$-
Beneficial conversion feature on warrants issued concurrent with debt	$3,415,514	$-
Assumption of liabilities as part of acquisition transaction	$9,332,559	$84,040
Assumption of liabilities as part of acquisition transaction with Knight Therapeutics Inc.	$1,400,315	$-
Note issued as part of asset purchase agreement	$1,500,000	$-
Common stock issued as part of contribution agreement	$1,500,000	$-
Cancellation of common stock as part of purchase transaction	$-	$1,359
Financing for prepaid insurance	$-	$20,000
Issuance of shares as part of acquisition transaction	$-	$25,000

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

Contribution Agreement

On August 18, 2015 (the “Closing Date”), we entered into a Contribution Agreement with Hand MD Corp., a Delaware corporation, whereby we contributed to Hand MD Corp. 2,142,857 shares of our common stock in exchange for 50% of Hand MD Corp.’s outstanding capital securities valued at $0.70 per share. Simultaneously, Hand MD, LLC, a California limited liability company, entered into a Contribution Agreement with Hand MD Corp., the principal owners of Hand MD, LLC, and us whereby Hand MD LLC contributed to Hand MD Corp. all of its right, title and interest in its intellectual property associated with skincare, nail care and nail polish products (the “Hand MD Business”) in exchange for the other 50% of Hand MD Corp.’s outstanding capital securities. In the Contribution Agreement among Hand MD Corp., Hand MD, LLC, the principal owners of Hand MD, LLC and us, Hand MD, LLC and its principal owners agreed to not compete or solicit customers or employees for five years. As part of the transaction, we also purchased from Hand MD Corp. all inventory related to the Hand MD Business for approximately $97,000.

We also entered into a license agreement with Hand MD Corp. on August 18, 2015, whereby we acquired the exclusive worldwide license to commercialize Hand MD Corp. skincare products and all improvements thereto. The license runs in perpetuity unless earlier terminated. We will pay Hand MD Corp. a royalty of 5% of the net sales price of product sold, transferred or otherwise disposed of by us, as well as 5% of any amount we receive from sublicensees, subject to a minimum royalty of $250,000 in the second year of the license and $500,000 in the third year of the license, after which the minimum royalty terminates. We are solely responsible for any regulatory and intellectual property filings, including those necessary to maintain regulatory approvals for the licensed products. Either we or Hand MD Corp. can terminate the agreement in the event of bankruptcy or insolvency of the other party, or the uncured material breach of the agreement by the other party. Upon termination we would be entitled to sell any inventory of licensed product in the normal course of business and consistent with sales of licensed product during the term of the agreement.

The Contribution Agreements and the License Agreement contain customary representations and warranties and covenants by the respective parties.

We also entered into a Consulting Agreement on August 18, 2015, with Kara Harshbarger, the co-founder of Hand MD, LLC, pursuant to which she will provide marketing and sales related services. We will pay Ms. Harshbarger $10,000 a month for one year unless the Consulting Agreement is terminated earlier by either party. If we terminate the Consulting Agreement without cause, we will be obligated to pay the remaining term of the Agreement. Ms. Harshbarger agreed not to compete with us in the United States in any marketing or sales of skincare, nail polish and nail care products during the term of the Consulting Agreement and for 12 months after its termination. Ms. Harshbarger also agreed not to solicit customers or employees for the same period.

Note 2 – Summary of Significant Accounting Policies

General

The accompanying condensed consolidated financial statements as of September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014 are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Rule S-X of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2014 and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC.

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

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. As of September 30, 2015 the Company had no cash equivalents.

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

Intangible Assets

We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. Intangible assets that are subject to amortization are amortized on a straight-line basis over their useful lives.

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

Income Taxes

The Company utilizes Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 740-10-25, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is recorded when it is “more likely-than-not” that a deferred tax asset will not be realized.

The Company generated a deferred tax asset through net operating loss carry-forward. However, a valuation allowance of 100% has been established due to the uncertainty of the Company’s realization of the net operating loss carry forward prior to its expiration.

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under ASC subtopic 260-10, Earnings Per Share. Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock (using the “treasury stock” method), unless their effect on net loss per share is anti-dilutive. As of September 30, 2015, an option to purchase 1,000,000 shares of common stock and warrants to purchase 3,584,759 shares of common stock were outstanding.

Going Concern

The Company’s unaudited condensed consolidated financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had an accumulated deficit at September 30, 2015 of $4,105,439. The Company had working capital of $246,252 as of September 30, 2015. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. If the Company is unable to obtain adequate capital it could be forced to cease operations.

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

As of September 30, 2015, the Company has determined that there were no assets or liabilities measured at fair value.

Inventory

Inventory consists of raw materials, components and finished goods. The Company’s inventory is stated at the lower of cost (FIFO cost basis) or market.

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

Recent Accounting Pronouncements

ASU 2015-03

In April 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments are to be applied on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance. The Company is evaluating the possible effect of this guidance on its financial statements.

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

The Company has accounted for this transaction under the acquisition method of accounting. Under the acquisition method of accounting, the total acquisition consideration price is allocated to the assets acquired and liabilities assumed based on their preliminary estimated fair values. The Company expects the purchase price allocations for the acquisition of Focus Factor Business to be completed by December 31, 2015. The preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair values is as follows:

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

Pro forma Results of Operations. The historical operating results of the Focus Factor Business prior to its acquisition date have not been included in the Company’s historical consolidated operating results. Pro forma results of operations data (unaudited) for the years ended December 31, 2014 and 2013, as if the acquisition had occurred on January 1, 2013, are as follows:

	December 31,
	2014	2013
Revenue	$12,695,295	$10,629,171
Net income (loss)	(183,471)	932,209

Pro forma revenue amount above does not include adjustment/reductions relating to certain discounts, coupons and placement fees and is presented gross.

The amounts of revenue and earnings of the FOCUS Factor Business since the acquisition date included in the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2015 are approximately $7,015,763 and $(3,067,567), respectively.

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

Assets
Accounts Receivable	$58,054
Inventory	204,925
Goodwill	1,137,336
Liabilities
Accounts Payable	(51,795)
Accrued Expenses	(148,520)
$1,200,000

Note 4 – Inventory

Inventory consists of raw materials, components and finished goods. The Company’s inventory is stated at the lower of cost (FIFO cost basis) or market.

The carrying value of inventory consisted of the following:

	September 30, 2015	December 31, 2014
Energy product	$24,451	$26,064
Components	172,936	-
Finished goods	266,655	-
Raw Materials	35,406	-
Total inventory	$499,448	$26,064

As of January 22, 2015, inventory was pledged to Knight Therapeutics under the Loan Agreement (see note 1).

Note 5 – Fixed Assets and Intangible Assets

As of September 30, 2015 and December 31, 2014, fixed assets and intangible assets consisted of the following:

	September 30, 2015	December 31, 2014

Property and equipment	$4,044	$-
Less accumulated depreciation	(430)	-
Fixed assets, net	$3,614	$-

	September 30, 2015	December 31, 2014

FOCUSfactor intellectual property	$1,000,000	$-
Intangible assets subject to amortization	2,041,030	-
Less accumulated amortization	(281,829)	-
Intangible assets, net	$2,759,201	$-

Depreciation and amortization expense for the nine months ended September 30, 2015 and 2014 was $282,256 and $0, respectively. Depreciation and amortization expense for the three months ended September 30, 2015 and 2014 was $103,103 and $0, respectively. Annual amortization expense will be $408,206 per year through 2020.

Note 6 – Related Party Transactions

On April 2, 2014, the Company granted an option to purchase 1,000,000 shares of the Company’s common stock, valued at approximately $282,000 to the Company owned by Mr. Jack Ross, Chief Executive Officer of the Company.

On October 31, 2014, the Company borrowed $100,000 through a promissory note bearing interest at 10% with a maturity date of October 31, 2015 from a company owned by Mr. Ross, the Company’s chief executive officer. During the nine months ended September 30, 2015, the note was converted into 400,000 shares of the Company’s common stock.

The Company accrued and paid consulting fees of $15,000 per month to a company owned by Mr. Jack Ross, Chief Executive Officer of the Company. As of September 30, 2015, the total outstanding balance was $0.

At September 30, 2015, $175,422 was due from a company owned by Mr. Jack Ross, Chief Executive Officer of the Company in a form of a note receivable.

On January 22, 2015, the Company entered into a Loan Agreement with Knight Therapeutics (Barbados) Inc. (“Knight”), a related party, for the purchase of the Focus Factor assets. At September 30, 2015, the Company owed Knight $5,047,178 on this loan, net of discount (see Note 8).

On June 26, 2015, the Company entered into a Loan Agreement with Knight Therapeutics, through its wholly owned subsidiary, for the purchase of the Neuragen assets. At September 30, 2015, the Company owed Knight $937,500 on this loan (see Note 8).

Note 7 – Accounts Payable and Accrued Liabilities

As of September 30, 2015 and December 31, 2014, accounts payable and accrued liabilities consisted of the following:

	September 30, 2015	December 31, 2014
Accrued payroll	$-	$10,867
Accrued legal fees	56,683	47,916
Manufacturers	1,391,472	-
Promotions	15,000	-
Other	190,141	15,859
Total	$1,653,296	$74,642

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

In connection with the Loan, the Company issued warrants that were recorded as a debt discount at an initial aggregate value of $3,415,514 (see note 1). The value of these warrants was amortized during the nine months ended September 30, 2015, resulting in a final debt discount balance of $840,322 as of September 30, 2015.

On January 22, 2015, the Company issued a 0% promissory note in a principal amount of $1,500,000 in connection with an Asset Purchase Agreement (see note 1). The note has a maturity date of January 20, 2017, with $750,000 to be paid on or before January 20, 2016 and an additional $750,000 to be paid on or before January 20, 2017.

On June 26, 2015, the Company, through its wholly owned subsidiary, Neuragen Corp. (“Neuragen”), issued a 0% promissory note in a principal amount of $950,000 in connection with an Asset Purchase Agreement (see note 1). The note requires $250,000 to be paid on or before June 30, 2016, and $700,000 to be paid in quarterly installments (beginning with the quarter ending September 30, 2015) equal to the greater of $12,500 or 5% of U.S. net sales, and 2% of U.S. net sales of Neuragen for 60 months thereafter. The payment of such amounts is secured by a security interest in certain assets, undertakings and property (“Collateral”) pursuant to the Security Agreement, which will be released upon receipt of total payments of $1.2 million. The balance at September 30, 2015 was $937,500.

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

During the nine months ended September 30, 2015, the Company issued 4,595,187 shares of its common stock upon exercise of the ST Warrant at an aggregate exercise price of $1.00 in connection with the Loan Agreement (see note1).

During the nine months ended September 30, 2015, the Company issued 400,000 shares of its common stock to a note holder in a note conversion at $0.25 per share. At the time of conversion, the note was valued at $100,000 for outstanding principal.

During the nine months ended September 30, 2015, the Company issued 2,142,857 shares of its common stock valued at $0.70 per share in accordance with Contribution Agreement entered into with Hand MD Corp. in exchange for 50% of Hand MD Corp.’s outstanding capital securities.

As of September 30, 2015, there were 69,238,044 shares of the Company’s common stock issued and outstanding.

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

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees and consultants under a stock option plan at September 30, 2015:

	Options Outstanding			Options Exercisable
Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price
$0.25	1,000,000	3.50	$0.25	1,000,000	$0.25

The stock option activity for the nine months ended September 30, 2015 is as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2014	1,000,000	$0.25
Granted	—	—
Exercised	—	—
Expired or canceled	—	—
Outstanding at September 30, 2015	$1,000,000	$0.25

Note 12 – Stock Warrants

The following table summarizes the warrants outstanding and the related prices for the shares of the Company’s common stock at September 30, 2015:

	Warrants Outstanding			Warrants Exercisable
Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price
$0.34	3,584,759	9.32	$0.34	3,584,759	$0.34

The warrant activity for the nine months ended September 30, 2015 is as follows:

	Warrants Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2014	—	$—
Granted	8,179,946	0.15
Exercised	(4,595,187)	0.00000022
Expired or canceled	—	—
Outstanding at September 30, 2015	$3,584,759	$0.34

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Synergy for the nine months ended September 30, 2015 and 2014, should be read in conjunction with the financial statements of Synergy, and the notes to those financial statements that are included elsewhere in this Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in our Annual Report Form 10-K filed on March 31, 2015. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

On August 18, 2015 (the “Closing Date”), we entered into a Contribution Agreement with Hand MD Corp., a Delaware corporation, whereby we contributed to Hand MD Corp. 2,142,857 shares of our common stock in exchange for 50% of Hand MD Corp.’s outstanding capital securities valued at $0.70 per share. Simultaneously, Hand MD, LLC, a California limited liability company, entered into a Contribution Agreement with Hand MD Corp., the principal owners of Hand MD, LLC, and us whereby Hand MD LLC contributed to Hand MD Corp. all of its right, title and interest in its intellectual property associated with skincare, nail care and nail polish products (the “Hand MD Business”) in exchange for the other 50% of Hand MD Corp.’s outstanding capital securities. In the Contribution Agreement among Hand MD Corp., Hand MD, LLC, the principal owners of Hand MD, LLC and us, Hand MD, LLC and its principal owners agreed to not compete or solicit customers or employees for five years. As part of the transaction, we also purchased from Hand MD Corp. all inventory related to the Hand MD Business for approximately $97,000.

We also entered into a license agreement with Hand MD Corp. on August 18, 2015, whereby we acquired the exclusive worldwide license to commercialize Hand MD Corp. skincare products and all improvements thereto. The license runs in perpetuity unless earlier terminated. We will pay Hand MD Corp. a royalty of 5% of the net sales price of product sold, transferred or otherwise disposed of by us, as well as 5% of any amount we receive from sublicensees, subject to a minimum royalty of $250,000 in the second year of the license and $500,000 in the third year of the license, after which the minimum royalty terminates. We are solely responsible for any regulatory and intellectual property filings, including those necessary to maintain regulatory approvals for the licensed products. Either we or Hand MD Corp. can terminate the agreement in the event of bankruptcy or insolvency of the other party, or the uncured material breach of the agreement by the other party. Upon termination we would be entitled to sell any inventory of licensed product in the normal course of business and consistent with sales of licensed product during the term of the agreement.

We also entered into a Consulting Agreement on August 18, 2015, with Kara Harshbarger, the co-founder of Hand MD, LLC, pursuant to which she will provide marketing and sales related services. We will pay Ms. Harshbarger $10,000 a month for one year unless the Consulting Agreement is terminated earlier by either party. If we terminate the Consulting Agreement without cause, we will be obligated to pay the remaining term of the Agreement. Ms. Harshbarger agreed not to compete with us in the United States in any marketing or sales of skincare, nail polish and nail care products during the term of the Consulting Agreement and for 12 months after its termination. Ms. Harshbarger also agreed not to solicit customers or employees for the same period.

During the nine months ended September 30, 2015, management has been undertaking a rebranding of the FOCUSfactor product. The focus has been on the “evolution” of the label and brand so as not to alienate current customers, but to give the product a fresh look. All marketing materials are planned to be updated early in 2016.

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

Results of Operations for the Three months Ended September 30, 2015 and 2014

Revenue

For the three months ended September 30, 2015, we had revenue of $3,181,623 from sales of our products, as compared to revenue of $0 for the same period in 2014. The increase was due to the purchase of the assets of Factor Nutrition Labs (FOCUSfactor).

Cost of Revenue

For the three months ended September 30, 2015, our cost of revenue was $1,469,910. Our cost of revenue for the three months ended September 30, 2014, was $0. The increase was due to the purchase of the assets of Factor Nutrition Labs (FOCUSfactor).

Gross Profit

Gross profit was $1,711,713 for the three months ended September 30, 2015, as compared to gross profit of $0 for the same period in 2014.

Operating Expenses

For the three months ended September 30, 2015, our operating expenses were $1,624,549. Selling and marketing expenses were $814,640, and included primarily retail promotions of $418,158, and marketing costs of $384,240. General and administrative expenses were $706,806, which included professional fees of $148,157 and wages of $203,015. Amortization and depreciation expense was $103,103 during the three months ended September 30, 2015. For the three months ended September 30, 2014, our operating expenses were $142,236. The increase was due to the purchase of the assets of Factor Nutrition Labs (FOCUSfactor).

Other Expenses

For the three months ended September 30, 2015, we incurred interest expense of $212,904 related to interest on notes payable, amortization of debt issuance cost of $37,753 and amortization of debt discount of $304,117 in connection with our loan from Knight. There were no such expenses during the three months ended September 30, 2014.

Net Loss

For the three months ended September 30, 2015, our net loss was $467,010, as compared to $142,236 for the same period in 2014.

Results of Operations for the Nine months Ended September 30, 2015 and 2014

Revenue

For the nine months ended September 30, 2015, we had revenues of $7,237,619 from sales of our products, as compared to revenue of $2,748 for the same period in 2014. The increase was due to the purchase of the assets of Factor Nutrition Labs (FOCUSfactor).

Cost of Revenue

For the nine months ended September 30, 2015, our cost of revenue was $3,103,244. Our cost of revenue for the nine months ended September 30, 2014, was $1,685. The increase was due to the purchase of the assets of Factor Nutrition Labs (FOCUSfactor).

Gross Profit

Gross profit was $4,134,375 for the nine months ended September 30, 2015, as compared to gross profit of $1,063 for the same period in 2014.

Operating Expenses

For the nine months ended September 30, 2015, our operating expenses were $3,918,132. Selling and marketing expenses were $2,228,418, and included primarily retail promotions of $1,242,611, in-store demonstrations of $263,060, and marketing costs of $705,449. General and administrative expenses were $1,407,458, which included professional fees of $298,192 and wages of $325,268. Amortization and depreciation expense was $282,256 during the nine months ended September 30, 2015. For the nine months ended September 30, 2014, our operating expenses were $787,858. The increase was due to the purchase of the assets of Factor Nutrition Labs (FOCUSfactor).

Other Expenses

For the nine months ended September 30, 2015, we incurred interest expense of $612,094 related to interest on notes payable, amortization of debt issuance cost of $99,780 and amortization of debt discount of $2,575,192 in connection with our loan from Knight. There were no such expenses during the nine months ended September 30, 2014.

Net Loss

For the nine months ended September 30, 2015, our net loss was $3,072,148, as compared to $786,795 for the same period in 2014.

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

We believe that Adjusted EBITDA, viewed in addition to, and not in lieu of, our reported results in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), provides useful information to investors.

	Three months ended September 30, 3015	Nine months ended September 30, 3015
Net Loss	$(467,610)	$(3,072,148)
Interest	212,904	612,094
Taxes	1,524	1,524
Depreciation	217	430
Amortization	444,756	2,958,123
EBITDA	$191,791	$500,023
Stock-based compensation	4,000	28,000
One-time expenses for Acquisition	37,642	105,491
Adjusted EBITDA	$233,433	$633,514

Liquidity and Capital Resources

Overview

As of September 30, 2015, we had $824,948 of cash on hand and $246,252 of working capital.

Going Concern

The Company’s unaudited condensed consolidated financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had an accumulated deficit at September 30, 2015 of $4,105,439. The Company had working capital of $246,252 as of September 30, 2015. The ability of the Company to continue as a going concern is dependent on whether the Company can obtain adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable, if at all. If the Company is unable to obtain adequate capital it could be forced to cease operations.

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

Nine months Ended September 30, 2015 and 2014

Net Cash Used in Operating Activities

For the nine months ended September 30, 2015, operating activities provided $800,030 to us. Non-cash adjustments included $282,256 related to the depreciation and amortization, $28,000 for stock based compensation, $2,575,192 related to amortization of debt discount, $101,105 related to amortization of debt discount issuance cost, and net changes in operating assets and liabilities of $885,625. During the nine months ended September 30, 2014, we used $398,453 of cash in operating activities.

Net Cash Used in Investing Activities

For the nine months ended September 30, 2015, we used net cash of $4,754,045 in investing activities, as compared to $0 used in investing activities for the nine months ended September 30, 2014. The increase was primarily attributable to the purchase of the assets of Factor Nutrition Labs (FOCUSfactor) and Neuragen Corp.

Net Cash Provided by Financing Activities

Financing activities provided $4,778,625 to us during the nine months ended September 30, 2015. We received $6,000,000 in proceeds from notes payable, and $1 in proceeds from warrant exercise. We also used $762,500 to repay the notes. During the nine months ended September 30, 2014, financing activities provided $407,160.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2015, the Company had no cash equivalents.

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

Intangible assets

We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. Intangible assets that are subject to amortization are amortized on a straight-line basis over their useful lives.

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

Fair Value of Financial Instruments

We may hold certain financial assets, which are required to be measured at fair value on a recurring basis in accordance with the Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“ASC Topic 820-10”). ASC Topic 820-10 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). ASC Topic 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. Level 1 instruments include cash, accounts receivable, prepaid expenses, inventory and accounts payable and accrued liabilities. The carrying values are assumed to approximate the fair value due to the short term nature of the instrument.

The three levels of the fair value hierarchy under ASC Topic 820-10 are described below:

Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access. We believe our carrying value of level 1 instruments approximate their fair value at September 30, 2015 due to their short term nature.

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

Inventory

Inventory consists of raw materials, components and finished goods. The Company’s inventory is stated at the lower of cost (FIFO cost basis) or market.

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

Recent Accounting Pronouncements

ASU 2015-03

In April 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments are to be applied on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance. The Company is evaluating the possible effect of this guidance on its financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (our principal executive officer, principal financial officer and principal accounting officer) reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and concluded that as of September 30, 2015, (i) the Company’s disclosure controls and procedures were not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”), and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer concluded as of the evaluation date that our disclosure controls and procedures were not effective.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer and Chief Financial Officer *

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer and Chief Financial Officer *

101.INS	XBRL Instance Document* **
101.SCH	XBRL Taxonomy Extension Schema Document* **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document* **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document* **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document* **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document* **

*	Filed herewith

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signatures	Title	Date

/s/ Jack Ross	Chief Executive Officer and	November 16, 2015
Chief Financial Officer

