Form 10-K
period 2015-12-31
Synergy CHC Corp.
filed 2016-03-30
CIK 1562733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

Commission file number: 333-185103

Synergy CHC Corp.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2015 was approximately $18.9 million based upon the closing price of the common stock as quoted by the Over-the-Counter Bulletin Board (the “OTC Bulletin Board”)

As of March 28, 2016, there were 81,692,954 shares of the registrant’s common stock, par value $0.00001 per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information contained in this annual report contains “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are contained principally in the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” and are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. As used herein, “we,” “us,” “our” and the “Company” refers to Synergy CHC Corp. and its wholly owned subsidiaries.

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

PART I

ITEM 1. BUSINESS

Overview

We are a consumer health care company that is in the process of building a portfolio of best-in-class consumer product brands. Our strategy is to grow both organically and by further acquisition.

Corporate History

We were organized as a corporation under the laws of the State of Nevada on December 29, 2010 under the name “Oro Capital Corporation”. On April 7, 2014, an Agreement and Plan of Merger (the “Merger Agreement”) was entered into by and among us, Synergy Merger Sub, Inc., a Delaware corporation and our wholly owned subsidiary formed for the purpose of the transactions under the Merger Agreement (“Merger Sub”), and Synergy Strips Corp., a Delaware corporation incorporated on January 24, 2012 (“SSC”). The Merger Agreement provided for the merger of Merger Sub with and into SSC (the “Merger”), with SSC surviving the merger as our wholly owned subsidiary. On April 17, 2014, we issued a share dividend to our shareholders in order to effect a 30-for-1 forward stock split. The Merger was consummated on April 21, 2014. On April 21, 2014, we changed our fiscal year end from July 31 to December 31. On April 28, 2014, we changed the name of the Company from “Oro Capital Corporation” to “Synergy Strips Corp.” On August 5, 2015, we changed the name to “Synergy CHC Corp.”

2015 Fiscal Year Developments

During 2015, we were active in our acquisition strategy. Our objective is to focus on three verticals: Nutraceuticals, Cosmeceuticals and Over the Counter (OTC). The following products were acquired during 2015 in each vertical:

Nutraceuticals	Cosmeceuticals	Over the Counter

Description of the Business

FOCUSfactor is sold at America’s leading retailers such as Costco, Sam’s Club, BJ’s, Walmart, Walgreens and The Vitamin Shoppe. FOCUSfactor is a brain-health nutritional supplement that includes a proprietary blend of brain supporting vitamins, minerals, antioxidants and other nutrients. In December 2012, the United States Patent and Trademark Office issued US Patent 8,329,227 covering FOCUSfactor’s proprietary formulation “for enhanced mental function.” The issuance of the patent marked one of the few times a patent has been issued for a nationally branded nutritional supplement. FOCUSfactor is clinically tested with results demonstrating improvements in focus, concentration and memory in healthy adults.

Flat Tummy Tea is a uniquely formulated two-step herbal detox tea that works to naturally help speed metabolism, boost energy and reduce bloating. Flat Tummy Tea is sold exclusively online at www.flattummytea.com.

Hand MD is the world’s first anti-aging skincare line formulated specifically for the hands. Hand MD is sold exclusively online at www.buyhandmd.com.

Neuragen is a topical product that works directly at the site of pain as opposed to oral products. Neuragen reduces the spontaneous firing of damaged peripheral nerves. By calming these nerves, Neuragen is clinically shown to reduce shooting and burning pains quickly and without side effects. Neuragen is sold at Walgreens and through various distribution channels.

UrgentRx is a line of fast-acting, portable OTC medications that prove ‘right now relief’ for today’s busy, on the go consumer. UrgentRx fast powders are innovative, fast acting flavored powdered medications in patented credit card sized packets. They can be taken without water, providing immediate relief for a wide variety of every day ailments such as allergy attacks, headaches, aches and pains, heartburn and upset stomach. UrgentRx can be found at convenience stores and drugstores across the United States.

Products

Current Products

Development and Commercialization Strategy

We intend to expand on the current retail strategies and build out a strong online sales model.

Research and Development

We currently outsource our research and development to a third parties experienced in the development of such technologies, which third party is led by a group of experienced scientists.

Manufacturing

We currently outsource the manufacturing of our products to third parties who have the necessary equipment and technology to provide mass quantities as required.

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

In February 2013, the United States Patent and Trademark Office issued U.S. Patent 8,376,140 covering UrgentRx’s portable powder delivery system and method.

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

Markets

We sell our products in mostly American retail locations along with other developed countries with similar retail landscapes to North America. Knight has distribution rights to sell our products in Canada and certain other territories.

Competition

Although there are many competing products on the market, in all our current product categories, FOCUSfactor is the only product in its category with both a patent and clinical study to support its claims. These competitors include a wide range of products, from targeted brain-enhancement supplements to indirect competitors such as energy drinks that claim to improve concentration.

Government Regulation

The products that we sell, and those that we are developing for future sale, may be subject to U.S. Food and Drug Administration (“FDA”) approval for packaging compliance. With respect to the products we currently sell, our regulator counsel has reviewed all of our products and we are compliant with the current rules. Since the current products sold are considered nutraceuticals, cosmeceuticals and over the counter products, minimal regulations are placed on the product with the exception of the appropriate labeling and warnings on the packaging.

The Company will rely on legal and operational compliance programs, as well as local counsel, to guide its businesses in complying with applicable laws and regulations of the jurisdictions in which it does business.

The Company does not anticipate, at this time, that the cost of compliance with U.S. and foreign laws will have a material financial impact on its operations, business or financial condition. There are however no guarantees that new regulatory and tariff legislation may not have a material negative effect on its business in the future.

Employees

As of March 18, 2016, we had 28 full-time employees and no part-time employees. We intend to grow our employee base in response to the demands and requirements of the business.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES

The following table describes our principal properties leased as of March 18, 2016:

Purpose	Location	Square Footage
Technology Center (1)	Halifax, NS	6,800
Main Office (2)	Westbrook, ME	3,510
Subsidiary Head Office (3)	Denver, CO	2,995
Subsidiary Head Office (4)	Cottesloe, WA, Australia	2,370

(1) Monthly rental payments are $5,500 per month through December 2016

(2) Monthly rental payments are $4,290 per month on a month to month basis

(3) Monthly rental payments are $8,923 per month less a $3,010 per month sublease through March 2017

(4) Monthly rental payments are $5,500 AUD per month (approximately $4,200 USD) through November 2016.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any legal proceedings and we are not aware of any claims or actions pending or threatened against us. In the future, we might from time to time become involved in litigation relating to claims arising from our ordinary course of business.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Only a sporadic and limited market exists for our securities. There is no assurance that a regular trading market will develop, or if one develops, that it will be sustained. Therefore, a shareholder in all likelihood will be unable to resell his, her or its securities in our Company. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops. Our securities are traded on the OTCQB operated by OTCMarkets.com under the symbol “SNYR”.

Quarter Ended	High	Low
12/31/15	$0.74	$0.46
9/30/15	$0.70	$0.40
6/30/15	$1.00	$0.35
3/31/15	$0.43	$0.30
12/31/14	$0.55	$0.31
9/30/14	$0.60	$0.31
6/30/14	$2.00	$0.30
3/31/14	$0.33	$0.33

Shareholders

As of March 28, 2016, we had 42 shareholders of record of our common stock.

Dividend Policy

We have not declared any cash dividends. We do not intend to pay dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations. The payment of cash dividends in the future, if any, will be at the discretion of our board of directors and will depend upon such factors as earnings levels, capital requirements, our overall financial condition and any other factors our board deems relevant.

Equity Compensation Plans

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to “Item 11. Executive Compensation” in this report.

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

Our management’s discussion and analysis of our financial condition and results of operations are only based on our current business and should be read in conjunction with our audited Consolidated Financial Statements and accompanying notes thereto included elsewhere in this Annual Report Form 10-K. Key factors affecting our results of operations include revenues, cost of revenues, operating expenses and income and taxation.

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

December 31, 2015
Net loss	$(7,536,548)
Interest income	(1,460)
Interest expense	958,740
Taxes	389,945
Depreciation	1,513
Amortization	6,260,654
EBITDA	$72,844
Loss on change in fair value of derivative liability	1,028,921
Stock-based compensation	551,714
One-time expenses for acquisitions	216,119
Loss on foreign currency translation and transaction	46,860
Write off of obsolete inventory	24,451
Adjusted EBITDA	$1,940,909

EBITDA and Adjusted EBITDA are considered non-GAAP financial measures. EBITDA represents earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA represents EBITDA, further adjusted to exclude the impact of higher-than-normal revenue change order activity and certain expenses and transactions that we believe are not representative of our core operating results, including loss on change in fair value of derivative liability; stock-based compensation; one-time expenses for acquisitions; loss on foreign currency translation and transaction; and the write off of obsolete inventory. The Company’s definitions of EBITDA and adjusted EBITDA might not be comparable to similarly titled measures reported by other companies.

Results of Operations for the Years Ended December 31, 2015 and December 31, 2014

During 2015, we completed five acquisitions, with at least one in each of the three targeted verticals of Nutraceuticals, Cosmeceuticals and Over the Counter (OTC). Our objective is to grow all three verticals to provide a balanced and synergistic portfolio that drives consumer demand via multiple channels.

Revenue

For the year ended December 31, 2015, we had revenues of $13,456,377 from sales of our products, as compared to revenue of $9,158 for the year ended December 31, 2014. This is primarily due to the acquisitions we completed during 2015.

Cost of Revenue

For the year ended December 31, 2015, our cost of revenue was $5,308,130. Our cost of revenue for the year ended December 31, 2014, was $5,616. This increase is also due to the acquisitions we completed during 2015.

Operating Expenses

Selling and Marketing Expenses

For the year ended December 31, 2015, our selling and marketing expenses were $3,685,727 as compared to $0 for the year ended December 31, 2014, which is primarily due to marketing our various products in multiple media channels including print, television and online.

General and Administrative Expenses

For the year ended December 31, 2015, our general and administrative expenses were $3,368,495. For the year ended December 31, 2014, our operating expenses were $961,636, which was primarily due to promoting the Synergy brand throughout North America and loss from the Merger transaction. The increase in 2015 is primarily due to the acquisitions completed during 2015 and having general costs now to run and manage each brand.

Depreciation and Amortization Expenses

For the year ended December 31, 2015 our depreciation and amortization expenses were $608,002 as compared to $0 for the year ended December 31, 2014. The increase in 2015 is due to the acquisitions completed during 2015.

Other Income and Expenses

For the year ended December 31, 2015 we had other (income) and expense items of the following:

Interest income	$(1,460)
Interest expense	958,740
Remeasurement gain on translation of foreign subsidiary	(7,740)
Loss on change in fair value of derivative liability	1,028,921
Amortization of debt discount	5,499,640
Amortization of debt issuance cost	154,525
Total	$7,632,626

For the year ended December 31, 2014 we had interest expense of $1,998. The increase in interest expense in 2015 was due to the issuance of loans for the purpose of acquisitions of various companies’ during 2015. We also issued warrants along with the loans and paid debt issuance cost in 2015 which lead to the amortization of debt discount and debt issuance cost during 2015. We issued warrants with a reset provision in 2015 which lead to the calculation of warrant derivative liability and hence we recorded a loss on change in fair value of derivative liability.

Income tax expense

For the year ended December 31, 2015 we incurred income tax expense of $389,945 primarily related to our subsidiary, NomadChoice Pty Limited (NomadChoice), located in Australia and which we acquired in 2015.

Net Loss

For the year ended December 31, 2015, our net loss was $7,536,548. This was primarily due to non-operating expenses such as amortization of debt discounts and the change in the fair value of derivative liabilities. For the year ended December 31, 2014 our net loss was $960,092. This was primarily due to increased spending on developing the Synergy brand and securing penetration in the U.S. market and loss from the Merger transaction.

Liquidity and Capital Resources

Overview

As of December 31, 2015, we had $3,640,893 cash on hand and a $6,165,812 working capital deficit. The deficit is largely due to the future liability we’ve accrued for in relation to an earn-out payment of $2,551,500 in which payments are due based solely on future earnings and a derivative liability for stock warrants outstanding of $3,096,179. In addition, we also have restricted cash of $607,084 which is comprised of $510,605 for the earn-out payment held in escrow account, $46,479 for a rolling reserve with Paypal and $50,000 for credit card collateral.

Going Concern

The Company’s consolidated financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had an accumulated deficit at December 31, 2015 of $8,569,841. The Company had a working capital deficit of $6,165,812 as of December 31, 2015. Due to acquisitions during 2015 of revenue producing products, the Company believes it has established an ongoing source of revenue that is sufficient to cover its operating costs. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. If the Company is unable to obtain adequate capital it could be forced to cease development of operations.

In order to continue as a going concern and to develop a reliable source of revenues, and achieve a profitable level of operations the Company will need, among other things, additional capital resources. Management’s plans to continue as a going concern include raising additional capital through borrowing and/or sales of equity and debt securities. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. In their report accompanying our audited financial statements, our independent registered public accounting firm expressed substantial doubt as to our ability to continue as a going concern.

Year Ended December 31, 2015 and 2014

Net Cash Used in Operating Activities

For the year ended December 31, 2015, we used net cash of $644,316 in operating activities, as compared to $489,175 used in operating activities for the year ended December 31, 2014. The decrease was primarily attributable to a change in the business due to acquisitions during 2015.

The $644,316 consists of our net loss of $7,536,548 reduced by:

Amortization of debt issuance cost	$154,525
Depreciation and amortization	608,002
Stock based compensation	551,714
Amortization of debt discount	5,499,640
Foreign currency transaction loss	54,600
Fair value of derivative loss	1,028,921
Remeasurement gain on translation of foreign subsidiary	(7,740)
Bad debt allowance	50,000
Increase in accounts receivable	(1,317,050)
Increase in inventory	(19,632)
Increase in prepaid expenses	(194,889)
Increase in accounts payable and accrued expenses	484,141

Net Cash Used in Investing Activities

For the year ended December 31, 2015, we used net cash of $4,399,856 in investing activities, as compared to $0 used in investing activities for the year ended December 31, 2014. The increase was primarily attributable to the acquisitions during 2015.

Payments for acquisition of fixed assets	$(7,833)
Restricted cash	(607,084)
Payments for acquisition of Focus Factor assets	(4,500,000)
Payments for acquisition of Neuragen assets	(250,000)
Payments for acquisition of NomadChoice Pty Ltd	(2,918,200)
Cash acquired in acquisitions	3,883,261

Net Cash Provided by Financing Activities

For the year ended December 31, 2015, financing activities provided $8,684,727, as compared to $486,283 provided by financing activities for the year ended December 31, 2014. The increase was primarily attributable to proceeds from notes payable issued in connection with the acquisitions.

Advances from related party	$16,077
Proceeds from notes payable	11,500,000
Repayment of notes payable	(1,150,000)
Payment of debt issuance costs	(533,377)
Payment of dividends on subsidiary	(1,173,975)
Proceeds from exercise of warrants	2
Proceeds from issuance of common stock	26,000

Key 2016 Initiatives

During 2016, we have plans for organic growth within our current product lines by developing and launching new products. We have new marketing campaigns in process and intend to expand our online presence for each product. While we intend to grow further through additional acquisitions, we feel it is important to also develop our existing products.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

None.

Off-Balance Sheet Arrangements

None.

Inflation

The effect of inflation on the Company’s operating results was not significant.

Summary of Significant Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition and accounts receivable allowances. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 2 to our audited consolidated financial statements appearing elsewhere in this report.

Recent Accounting Pronouncements

Note 2 to our audited consolidated financial statements appearing elsewhere in this report includes Recent Accounting Pronouncements.

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

Synergy CHC Corp.

(formerly Synergy Strips Corp.)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and shareholders

Synergy CHC Corp.

(formerly Synergy Strips Corp.)

We have audited the accompanying consolidated balance sheets of Synergy CHC Corp. (formerly Synergy Strips Corp.) (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Synergy CHC Corp. (formerly Synergy Strips Corp.) at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company suffered a net loss and has a net working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP
RBSM LLP
March 30, 2016

New York, New York

Synergy CHC Corp.

(formerly Synergy Strip Corp.)

Consolidated Balance Sheets

	December 31, 2015	December 31, 2014
Assets
Current Assets
Cash and cash equivalents	$3,640,893	$338
Restricted cash	607,084	-
Accounts Receivable	3,979,857	2,898
Note receivable from related party	-	16,077
Prepaid expenses	422,434	10,000
Inventory	686,655	26,064
Total Current Assets	9,336,923	55,376

Fixed assets, net	12,017	-
Goodwill	11,496,402	-
Intangible assets, net	5,915,262	-
Debt issuance cost, net	378,852	-

Total Assets	$27,139,456	$55,376

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable and accrued liabilities	$5,032,102	$74,642
Provision for income taxes payable	910,894	-
Earn out payment	2,551,500	-
Current portion of long-term debt, net of debt discount, related party	3,162,060	100,000
Current portion of long-term debt	750,000	6,400
Warrant derivative liability	3,096,179	-
Total Current Liabilities	15,502,735	181,042

Long-term Liabilities:
Note payable	750,000	-
Royalty payable	258,897	-
Notes payable, net of debt discount, related parties	5,208,111	-
Total long-term liabilities	6,217,008	-
Total Liabilities	21,719,743	181,042

Commitments and contingencies	-	-

Stockholders’ Equity (Deficit):
Common stock, $0.00001 par value; 300,000,000 and 75,000,000 shares authorized, respectively; 81,692,954 and 62,100,000, shares issued and outstanding, respectively	817	621
Common stock to be issued	68,000	40,000
Additional paid in capital	13,920,735	867,004
Accumulated deficit	(8,569,841)	(1,033,291)
Total stockholders’ equity (deficit)	5,419,713	(125,666)
Total Liabilities and Stockholders’ Equity (Deficit)	$27,139,456	$55,376

The accompanying notes are an integral part of these consolidated financial statements

Synergy CHC Corp.

(formerly Synergy Strips Corp.)

Consolidated Statements of Operations

	For the year Ended	For the year ended
	December 31, 2015	December 31, 2014
Revenue	$13,456,377	$9,158

Cost of Sales	5,308,130	5,616

Gross Profit	8,148,247	3,542

Operating expenses
Selling and marketing	3,685,727	-
General and administrative	3,368,495	961,636
Depreciation and amortization	608,002	-
Total operating expenses	7,662,224	961,636

Income (loss) from operations	486,023	(958,094)

Other (income) expenses
Interest income	(1,460)	-
Interest expense	958,740	-
Remeasurement gain on translation of foreign subsidiary	(7,740)	-
Loss on change in fair value of derivative liability	1,028,921	-
Amortization of debt discount	5,499,640	-
Amortization of debt issuance cost	154,525	-
Imputed and other interest expense	-	1,998

Total other expenses	7,632,626	1,998

Net loss before income taxes	$(7,146,603)	$(960,092)
Income tax expense	389,945	-

Net loss after tax	$(7,536,548)	$(960,092)
Net loss per share - basic and diluted	$(0.11)	$(0.01)

Weighted average common shares - basic and diluted	68,852,305	97,165,479

The accompanying notes are an integral part of these consolidated financial statements

Synergy CHC Corp.

(formerly Synergy Strips Corp.)

Consolidated Statement of Stockholders’ Equity (Deficit)

	Common stock		Additional Paid in	Common Stock to be	Accumulated	Total Stockholders’
	Shares	Amount	Capital	issued	Deficit	Equity
Balance as of December 31, 2013	180,000,000	$1,800	$58,578	$-	$(73,199)	$(12,821)
Cancellation of Oro Corporation shares	(135,900,000)	(1,359)	1,359	-	-	-
Common stock issued to Synergy shareholders	16,000,000	160	24,840	-	-	25,000
Common stock issued for cash	2,000,000	20	499,980	-	-	500,000
Fair value of vested stock options	-	-	282,247	-	-	282,247
Common stock to be issued for services	-	-	-	40,000	-	40,000
Net loss	-	-	-	-	(960,092)	(960,092)
Balance as of December 31, 2014	62,100,000	621	867,004	40,000	(1,033,291)	(125,666)
Common stock issued for cash	40,000	1	25,999			26,000
Common stock issued as part of the Contribution Agreement with Hand MD	2,142,857	21	1,499,978	-	-	1,500,000
Common stock issued for acquisitions of Breakthrough Products, Inc.	3,000,000	3 0	2,549,970	-	-	2,550,000
Common stock issued for acquisitions of NomadChoice Pty Ltd.	3,571,428	36	1,749,964	-	-	1,750,000
Common stock issued to settle accounts payable	292,857	3	204,997	-	-	205,000
Common stock issued for conversion of notes payable	400,000	4	99,996			100,000
Common stock issued for exercise of warrants	10,145,812	101	(99)			2
Fair value of warrants issued along with notes payable	-	-	5,968,801	-	-	5,968,801
Fair value of vested stock options	-	-	523,714	-	-	523,714
Fair value of warrants issued to Breakthrough Products, Inc. as part of acquisition	-	-	430,411	-	-	430,411
Common stock to be issued for services	-	-	-	28,000	-	28,000
Net loss	-	-	-	-	(7,536,548)	(7,536,548)
Balance as of December 31, 2015	81,692,954	$817	$13,920,735	$68,000	$ (8,569,839)	$5,419,713

The accompanying notes are an integral part of these consolidated financial statements

Synergy CHC Corp.

(formerly Synergy Strips Corp.)

Consolidated Statements of Cash Flows

	For the year Ended	For the year ended
	December 31, 2015	December 31, 2014
Cash Flows from Operating Activities
Net loss	$(7,536,548)	$(960,092)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt issuance cost	154,525	-
Depreciation and amortization	608,002	-
Stock based compensation expense	551,714	322,247
Loss on acquisition	-	109,040
Amortization of debt discount	5,499,640	-
Foreign currency transaction loss	54,600	-
Fair value of derivative loss	1,028,921	-
Remeasurement gain on translation of foreign subsidiary	(7,740)	-
Bad debts	50,000	-
Changes in operating assets and liabilities:
Accounts receivable	(1,317,050)	(2,898)
Inventory	(19,632)	(26,064)
Prepaid expense	(194,889)	10,000
Accounts payable and accrued liabilities	484,141	58,591
Net cash used in operating activities	(644,316)	(489,175)

Cash Flows from Investing Activities
Payments for acquisition of fixed assets	(7,833)	-
Restricted cash	(607,084)	-
Payments for acquisition of Focus Factor	(4,500,000)	-
Payments for acquisition transaction with Knight Therapeutics Inc.	(250,000)	-
Payments for acquisition of NomadChoice Pty Ltd	(2,918,200)	-
Cash acquired in acquisitions	3,883,261	-
Net cash used in investing activities	(4,399,856)	-

Cash Flows from Financing Activities
(Repayments to) advances from related party notes	16,077	(16,077)
Proceeds from notes payable	11,500,000	100,000
Repayment of notes payable	(1,150,000)	(97,640)
Payment of debt issuance cost	(533,377)	-
Dividends paid	(1,173,975)	-
Proceeds from exercise of warrants	2	-
Proceeds from issuance of common stock	26,000	500,000
Net cash provided by financing activities	8,684,727	486,283

Net increase (decrease) in cash and cash equivalents	3,640,554	(2,892)

Cash and Cash Equivalents, beginning of period	338	3,230

The accompanying notes are an integral part of these consolidated financial statements

Cash and Cash Equivalents, end of period	$3,640,893	$338

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$806,740	$1,667
Income taxes	$12,688	$-

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Common stock issued for conversion of notes payable	$100,000	$-
Beneficial conversion feature on warrants issued concurrent with debt	$5,968,801	$-
Derivative liability at inception	$2,067,258	$-
Assumption of liabilities as part of asset purchase agreement with Factor Nutrition Labs, LLC	$1,912,827	$-
Assumption of liabilities as part of acquisition transaction with Knight Therapeutics Inc.	$969,532	$-
Note issued as part of asset purchase agreement with Factor Nutrition Labs, LLC	$1,500,000	$-
Common stock issued as part of contribution agreement with Hand MD	$1,500,000	$-
Common stock issued for the acquisition of Breakthrough Products, Inc.	$2,550,000	$-
Common stock issued for the acquisition of NomadChoice Pty Ltd.	$1,750,000	$-
Fair value of warrants issued as part of acquisition of Breakthrough Products, Inc.	$430,411	$-
Net liabilities taken over as part of acquisition of Breakthrough Products, Inc.	$422,749	$-
Net assets taken over as part of acquisition of NomadChoice Pty Ltd.	$70,801	$-
Common stock issued to settle payables	$205,000	$-
Cancellation of common stock as part of purchase transaction	$-	$1,359
Financing for prepaid insurance	$-	$20,000
Assumption of liabilities as part of acquisition transaction	$-	$84,040
Issuance of shares as part of acquisition transaction	$-	$25,000

The accompanying notes are an integral part of these consolidated financial statements

SYNERGY CHC CORP.

(FORMERLY SYNERGY STRIPS CORP.)

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

Synergy is the sole owner of three subsidiaries: Neuragen Corp., Breakthrough Products, Inc. and NomadChoice Pty Ltd. and the results have been consolidated in these statements.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. At December 31, 2015 and 2014 significant estimates included in these estimates are assumptions about collection of accounts receivable, useful life of fixed and intangible assets, goodwill and assumptions used in Black-Scholes-Merton, or BSM, valuation methods, such as expected volatility, stock based compensation, risk-free interest rate, and expected dividend rate.

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. As of December 31, 2015 the Company had no cash equivalents. The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (FDIC) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At December 31, 2015, the uninsured balance amounted to $3,453,290.

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

Revenue Recognition

The Company recognizes revenue in accordance with the Financial Accounting Standards Board’s (“FASB”), Accounting Standards Codification (“ASC”) 605, Revenue Recognition (“ASC 605”). ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred and/or service has been performed; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. The Company believes that these criteria are satisfied upon shipment from its fulfillment centers. Certain of our distributors may also perform a separate function as a co-packer on our behalf. In such cases, ownership of and title to our products that are co-packed on our behalf by those co-packers who are also distributors, passes to such distributors when we are notified by them that they have taken transfer or possession of the relevant portion of our finished goods. Freight billed to customers is presented as revenues, and the related freight costs are presented as cost of goods sold. Cancelled orders are refunded if not already dispatched, refunds are only paid if stock is damaged in transit, discounts are only offered with specific promotions and orders will be refilled if lost in transit.

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

Advertising Expense

The Company expenses marketing, promotions and advertising costs as incurred. Such costs are included in general and administrative expense in the accompanying consolidated statements of operations.

Research and Development

Costs incurred in connection with the development of new products and processing methods are charged to general and administrative expenses as incurred.

Income Taxes

The Company utilizes FASBASC 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is recorded when it is “more likely-than-not” that a deferred tax asset will not be realized.

The Company generated a deferred tax asset through net operating loss carry-forward. However, a valuation allowance of 100% has been established due to the uncertainty of the Company’s realization of the net operating loss carry forward prior to its expiration.

NomadChoice Pty Ltd, the Company’s wholly-owned subsidiary is subject to income taxes in the jurisdictions in which it operates. Significant judgment is required in determining the provision for income tax. There are many transactions and calculations undertaken during the ordinary course of business for which the ultimate tax determination is uncertain. The company recognizes liabilities for anticipated tax audit issues based on the Company’s current understanding of the tax law. Where the final tax outcome of these matters is different from the carrying amounts, such differences will impact the current and deferred tax provisions in the period in which such determination is made.

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under ASC subtopic 260-10, Earnings Per Share. Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock (using the “treasury stock” method), unless their effect on net loss per share is anti-dilutive. As of December 31, 2015, options to purchase 5,000,000 shares of common stock and warrants to purchase 9,132,002 shares of common stock were outstanding these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Going Concern

The Company’s consolidated financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had an accumulated deficit at December 31, 2015 of $8,569,841. The Company had a working capital deficit of $6,165,812 as of December 31, 2015. Due to acquisitions during 2015 of revenue-producing products, the Company believes it has established an ongoing source of revenue that is sufficient to cover its operating costs. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. If the Company is unable to obtain adequate capital it could be forced to cease development of operations.

In order to continue as a going concern and to develop a reliable source of revenues, and achieve a profitable level of operations the Company will need, among other things, additional capital resources. Management’s plans to continue as a going concern include raising additional capital through borrowing and/or sales of equity and debt securities. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

As of December 31, 2015, the Company has determined that there were no assets or liabilities measured at fair value except for the warrant derivative liability which is valued using Level 3 estimates.

Inventory

Inventory consists of raw materials, components and finished goods. The Company’s inventory is stated at the lower of cost (FIFO cost basis) or market. Finished goods include the cost of labor to assemble the items.

Stock-Based Compensation

The Company adopted the provisions of ASC 718. We estimate the fair value of stock options using a binomial model, consistent with the provisions of ASC 718 and SEC Staff Accounting Bulletin No. 107, Share-Based Payment. Option-pricing models require the input of highly subjective assumptions, including the price volatility of the underlying stock. We determined that the use of implied volatility is expected to be more reflective of market conditions and, therefore, could reasonably be expected to be a better indicator of our expected volatility than historical volatility. The expected term assumption used in calculating the estimated fair value of our stock-based compensation awards using the Black-Scholes-Merton (BSM) model is based on detailed historical data about employees’ exercise behavior, vesting schedules, and death and disability probabilities. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted, exercised and cancelled. We believe the resulting BSM calculation provides a more refined estimate of the fair value of our employee stock options.

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

Indicators of impairment include significant underperformance relative to historical or projected future operating results, significant changes in our use of the assets or in our business strategy, loss of or changes in customer relationships and significant negative industry or economic trends. When indications of impairment arise for a particular asset or group of assets, we assess the future recoverability of the carrying value of the asset (or asset group) based on an undiscounted cash flow analysis. If carrying value exceeds projected, net, undiscounted cash flows, an additional analysis is performed to determine the fair value of the asset (or asset group), typically a discounted cash flow analysis, and an impairment charge is recorded for the excess of carrying value over fair value. As of December 31, 2015, our qualitative analysis of long-lived assets did not indicate any impairment.

Goodwill

An asset purchase is accounted for under the purchase method of accounting. Under that method, assets and liabilities of the business acquired are recorded at their estimated fair values as of the date of the acquisition, with any excess of the cost of the acquisition over the estimated fair value of the net tangible and intangible assets acquired recorded as goodwill. As of December 31, 2015 our qualitative analysis of goodwill did not indicate any impairment.

Foreign Currency Translation

The functional currency of each of the Company’s foreign subsidiaries is the U.S. Dollar. The Company’s subsidiary maintains its record using local currency (Australian Dollar). All monetary assets and liabilities of foreign subsidiaries were translated into U.S. Dollars at fiscal year-end exchange rates, non-monetary assets and liabilities of foreign subsidiaries were translated into U.S. Dollars at transaction day exchange rates. Income and expense items related to non-monetary items were translated at exchange rates prevailing during the transaction date and other incomes and expenses were translated using average exchange rate for the period. The resulting translation adjustments, net of income taxes, were recorded in statements of operations as Remeasurement gain or loss on translation of foreign subsidiary.

Concentrations of Credit Risk

In the normal course of business, the Company provided credit terms to its customers; however, collateral was not required. Accordingly, the Company performed credit evaluations of its customers and maintained allowances for possible losses which, when realized, were within the range of management’s expectations. From time to time, a higher concentration of credit risk existed on outstanding accounts receivable for a select number of customers due to individual buying patterns.

Warehousing costs

Warehouse costs include all third party warehouse rent fees and any additional costs relating to assembly or special pack-outs of the Company products are charged to general and administrative expenses as incurred.

Product display costs

All displays manufactured and purchased by the Company are for placement of product in retail stores. This also includes all costs for display execution and setup and retail services are charged to general and administrative expenses as incurred.

Warrant Derivative Liabilities

ASC 815 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to the requirements of ASC 815. ASC 815 also provides an exception to this rule when the host instrument is deemed to be conventional, as described.

A Black-Scholes-Merton option-pricing model, with dilution effects, was utilized to estimate the fair value of the Warrant Derivative Liabilities as of November 12, 2015 and December 31, 2015. This model is subject to the significant assumptions discussed below and requires the following key inputs with respect to the Company and/or instrument:

Input	November 12, 2015	December 31, 2015
Stock Price	$0.46	$0.69
Exercise Price	$0.49	$0.49
Expected Life (in years)	10.0	9.75
Stock Volatility	157.56%	152.07%
Risk-Free Rate	2.32%	2.27%
Dividend Rate	0%	0%
Outstanding Shares of Common Stock	4,547,243	4,547,243

Cost of Sales

Cost of sales includes the purchase cost of products sold and all costs associated with getting the products into the retail stores including buying and transportation costs.

Debt Issuance Costs

Debt issuance costs consist primarily of arrangement fees, professional fees and legal fees. These costs are capitalized and are being amortized to interest expense over the term of the related debt facilities.

Impairment of Long-Lived Assets

When facts and circumstances indicate that the carrying values of long-lived assets, including fixed assets, may be impaired, an evaluation of recoverability is performed by comparing the carrying value of the assets to projected future cash flows in addition to other quantitative and qualitative analyses. Upon indication that the carrying value of such assets may not be recoverable, the Company recognizes an impairment loss as a charge against current operations. Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value, less estimated costs to sell. The Company makes judgments related to the expected useful lives of long-lived assets and its ability to realize undiscounted cash flows in excess of the carrying amounts of such assets which are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions and changes in operating performance. As the Company assesses the ongoing expected cash flows and carrying amounts of its long-lived assets, these factors could cause the Company to realize a material impairment charge.

Shipping Costs

Shipping and handling costs billed to customers are recorded in sales. Shipping costs incurred by the company are recorded in selling and marketing expenses.

Related parties

Parties are considered to be related to the Company if the parties that, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The All transactions with related parties shall be recorded at fair value of the goods or services exchanged. Property purchased from a related party is recorded at the cost to the related party and any payment to or on behalf of the related party in excess of the cost is reflected as a distribution to the related party.

Segment Reporting

Segment identification and selection is consistent with the management structure used by the Company’s chief operating decision maker to evaluate performance and make decisions regarding resource allocation, as well as the materiality of financial results consistent with that structure. Based on the Company’s management structure and method of internal reporting, the Company has one operating segment. The Company’s chief operating decision maker does not review operating results on a disaggregated basis; rather, the chief operating decision maker reviews operating results on an aggregate basis.

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

ASU 2014-09

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). ASU 2014-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. We are still evaluating the effect of the adoption of ASU 2014-09. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 by one year for all entities and permits early adoption on a limited basis. ASU 2014-09 will be effective for the Company in the first quarter of 2018, and early adoption permitted in the first quarter of 2017. The Company does not believe the adoption of this ASU will have a material impact on its consolidated financial statements.

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

Note 3 – Acquisitions

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

On December 3, 2015, we entered into an Amendment to First Amendment Agreement (the “Second Amendment Agreement”) with Knight pursuant to which we agreed to grant distribution rights to Knight for Breakthrough’s products. To satisfy this obligation, on December 3, 2015, we also entered into an Amendment and Confirmation Agreement (the “Confirmation Agreement”) with Knight, Nomad and Breakthrough to amend the Distribution, License and Supply Agreement dated January 22, 2015 (the “Distribution Agreement”) between us and Knight to grant to Knight an exclusive license to commercialize any and all Nomad and Breakthrough products and appoint Knight as the exclusive distributor to offer and sell those products in Canada, Israel, Romania, Russia and each of the countries within Sub-Saharan Africa, which is the new “Territory” under the Distribution Agreement, as amended. Pursuant to the Second Amendment Agreement, Nomad will buy all Flat Tummy Tea products within the Territory for direct to consumer sales exclusively from Knight and/or its affiliates at cost of goods plus 60% of gross sales.

The Company has accounted for this transaction under the acquisition method of accounting. Under the acquisition method of accounting, the total acquisition consideration price is allocated to the assets acquired and liabilities assumed based on their preliminary estimated fair values based on the management’s estimates as of the date of the acquisition. The Company expects to retain the services of independent valuation firm to determine the fair value of these identifiable intangible assets. Once determined, the Company will reallocate the purchase price of the acquisition based on the results of the independent evaluation if they are materially different from the allocations as recorded on January 22, 2015. The Company expects the purchase price allocations for the acquisition of Focus Factor Business to be completed by the filing of first quarter 2016 statements. The preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair values is as follows:

Assets
Accounts Receivable	$2,733,167
Inventory	67,113
Intellectual Property	1,000,000
Non-compete provision	50,000
Non-solicitation provision	50,000
Intangible assets-Customer relationships	1,941,030
Goodwill	2,071,517
Liabilities
Accounts Payable	(971,381)
Accrued Expenses	(941,446)
$6,000,000

The Customer relationships, the non-compete and the non-solicitation provisions will be amortized over their estimated useful lives of 5 years. During the year ended December 31, 2015, the Company charged to operations amortization expense of $384,720.

The purchase price allocated to the acquisition of the assets of Factor Nutrition Labs, LLC is made up as follows:

Amount
Cash payment made on January 22, 2015	$4,500,000
Cash payment to be made on January 20, 2016	750,000
Cash payment to be made on January 20, 2017	750,000
Total	$6,000,000

Pro forma Results of Operations. The historical operating results of the Focus Factor Business prior to its acquisition date have not been included in the Company’s historical consolidated operating results. Pro forma results of operations data (unaudited) for the years ended December 31, 2014 and 2013, as if the acquisition had occurred on January 1, 2013, are as follows:

	December 31,
	2014	2013
Revenue	$12,695,295	$10,629,171
Net (loss) income	(183,471)	932,209

Pro forma revenue amount above does not include adjustment/reductions relating to certain discounts, coupons and placement fees and is presented gross.

The amounts of revenue and net income of the FOCUS Factor Business since the acquisition date included in the consolidated statement of operations for the year ended December 31, 2015 are approximately $10,482,367 and $1,216,928, respectively.

Asset Purchase Agreement with Knight Therapeutics Inc.:

On June 26, 2015 (the “Closing Date”), Neuragen Corp., a Delaware corporation (“Neuragen”) and our wholly owned subsidiary, entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Knight Therapeutics Inc., a Canadian corporation (“Knight Canada”). Pursuant to the Purchase Agreement, Neuragen purchased the U.S. rights related to an innovative OTC product that helps relieve pain caused by diabetic nerve damage (the “Purchased Assets”) for an aggregate purchase price of $1.2 million, with (i) $250,000 paid on the Closing Date, (ii) $250,000 to be paid on or before June 30, 2016, (iii) $700,000 to be paid in quarterly installments (beginning with the quarter ending September 30, 2015) equal to the greater of $12,500 or 5% of U.S. net sales, and (iv) 2% of U.S. net sales of Neuragen for 60 months thereafter. The payment of such amounts is secured by a security interest in certain assets, undertakings and property (“Collateral”) pursuant to the Security Agreement, which will be released upon receipt of total payments of $1.2 million (collectively, “Total Consideration”). The Company has recorded present value of future payments of $515,854 as of December 31, 2015. The Company has recorded interest expense of $37,372 for the year ended December 31, 2015.

Security Agreement

On the Closing Date, Neuragen entered into a Security Agreement with Knight Canada, pursuant to which Neuragen granted a lien and security interest to Knight Canada in Collateral in connection with the Purchase Agreement.

The Security Agreement was made to secure the payment of all indebtedness, obligations and liabilities of Neuragen of the Purchase Agreement, including all expenses and charges, legal or otherwise, suffered or incurred by Knight Canada in collecting or enforcing such indebtedness of the Purchase Agreement.

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

The acquisition was treated as an acquisition of assets as the transaction involved the acquisition of a brand and a license agreement. The Company expects to retain the services of independent valuation firm to determine the fair value of these identifiable intangible assets. Once determined, the Company will reallocate the purchase price of the acquisition based on the results of the independent evaluation if they are materially different from the allocations as recorded on June 26, 2015. The Company expects the purchase price allocations for the asset acquisition to be completed by the filing of second quarter 2016 statements. The preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair values is as follows:

Assets
Accounts Receivable	$58,054
Inventory	204,925
Intangible property	100,000
License agreement	606,553
Liabilities
Accounts Payable	(51,795)
Accrued Expenses	(148,520)
$769,217

The intangible property and license agreement will be amortized over their estimated useful lives of 5 years. During the year ended December 31, 2015, the Company charged to operations amortization expense of $70,655.

Contribution Agreement with Hand MD Corp.:

On August 18, 2015 (the “Closing Date”), we entered into a Contribution Agreement with Hand MD Corp., a Delaware corporation, whereby we contributed to Hand MD Corp. 2,142,857 shares of our common stock in exchange for 50% of Hand MD Corp.’s outstanding capital securities valued at $0.70 per share. Simultaneously, Hand MD, LLC, a California limited liability company, entered into a Contribution Agreement with Hand MD Corp., the principal owners of Hand MD, LLC, and us whereby Hand MD LLC contributed to Hand MD Corp. all of its right, title and interest in its intellectual property associated with skincare, nail care and nail polish products (the “Hand MD Business”) in exchange for the other 50% of Hand MD Corp.’s outstanding capital securities. In the Contribution Agreement among Hand MD Corp., Hand MD, LLC, the principal owners of Hand MD, LLC and us, Hand MD, LLC and its principal owners agreed to not compete or solicit customers or employees for five years. As part of the transaction, we also purchased from Hand MD Corp. all inventory related to the Hand MD Business for approximately $106,000. The Company has recorded 50% of the present value of future royalty payments of $258,897 as of December 31, 2015.

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

The acquisition was treated as an acquisition of assets as the transaction involved the acquisition of a brand and a license agreement. The Company expects to retain the services of independent valuation firm to determine the fair value of these identifiable intangible assets. Once determined, the Company will reallocate the purchase price of the acquisition based on the results of the independent evaluation if they are materially different from the allocations as recorded on August 18, 2015. The Company expects the purchase price allocations for the asset acquisition to be completed during 2016. The preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair values is as follows:

Assets
Intangible property	$100,000
License agreement	1,670,675
Liabilities	-
Royalty payable	(258,897)
Others	(11,778)
$1,500,000

The intangible property and license agreement will be amortized over their estimated useful lives of 5 years. During the year ended December 31, 2015, the Company charged to operations amortization expense of $118,045.

Stock Purchase Agreement with Breakthrough Products, Inc.:

On November 12, 2015 (the “UrgentRx Closing Date”), we entered into a Stock Purchase Agreement (the “UrgentRx SPA”) with Breakthrough Products, Inc., a Delaware corporation (the “Company”), URX ACQUISITION TRUST, a Delaware statutory trust, (the “Trust”), Jordan Eisenberg, the chief executive officer and a shareholder of the Company (“Eisenberg”), and the other shareholders of the Company (Eisenberg and such other shareholders collectively referred to as the “UrgentRx Sellers”) for the purchase of all the issued and outstanding capital stock of the Company for 6,000,000 shares of our common stock (“UrgentRx Equity Consideration”).

In addition to the UrgentRx Equity Consideration, we have agreed to pay a royalty to the Trust, for the benefit of the UrgentRx Sellers, equal to 5% of gross sales of the UrgentRx (as defined below) following the first $5,000,000 in gross sales by the UrgentRx Products, on a quarterly basis for a period of seven years from the UrgentRx Closing Date.

The Company is engaged in the business of developing and selling medications for headache, heart burn, allergy attack, ache and pain, and upset stomach in the form of powders (“UrgentRx”).

Following the UrgentRx Closing Date, we discovered certain liabilities and obligations of Breakthrough that required an adjustment to the UrgentRx Equity Consideration and the royalty payments.

On December 17, 2015, we entered into a Settlement and Release Agreement (the “Settlement Agreement”) with the UrgentRx Sellers, the Trust, on its own behalf and as the representative of the UrgentRx Sellers, David T. Leyrer, Michael Valentino, Ron Fugate, and Randall Kaplan (collectively with Leyrer, Valentino, Fugate, the “Former Directors”) to resolve the post-closing liabilities. Pursuant to the terms of the Settlement Agreement, 3,000,000 shares of the Equity Consideration were returned by the Trust to us and our obligation to pay royalties to the Trust was reduced from seven years to five years. The Settlement Agreement further contained mutual releases among us, the UrgentRx Sellers, and the Former Directors, with limited exceptions. Additionally, we issued a three-year warrant to the Trust with a $5.00 per share exercise price. We may redeem the warrant at a price of $0.001 per share if our common stock is traded on the OTCBB or on a national securities exchange, and the per share closing sale price of our common stock equals or exceeds the exercise price for a period of 90 consecutive calendar days. In the event of a reorganization or reclassification of our capital stock, the merger or consolidation of our company into another entity or the sale or transfer of all or substantially all of our assets, the warrant will terminate if not exercised prior to the date of such event.

The Company has accounted for this transaction under the acquisition method of accounting. Under the acquisition method of accounting, the total acquisition consideration price is allocated to the assets acquired and liabilities assumed based on their preliminary estimated fair values based on the management’s estimates as of the date of the acquisition. The Company expects to retain the services of independent valuation firm to determine the fair value of these identifiable intangible assets. Once determined, the Company will reallocate the purchase price of the acquisition based on the results of the independent evaluation if they are materially different from the allocations as recorded on November 12, 2015. The Company expects the purchase price allocations for the acquisition of UrgentRx to be completed during 2016. The preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair values is as follows:

Assets
Cash	$2,298,619
Accounts Receivable	(68,976)
Inventory	234,709
Prepaid expenses	57,569
Intellectual property	100,000
Non-compete provision	50,000
Goodwill	3,253,160
Liabilities
Accounts Payable	(741,822)
Accrued Expenses	(2,202,848)
$2,980,411

The Intellectual property will be amortized over its estimated useful live of 5 years and the non-compete provision will be amortized over its term of 3 years. During the year ended December 31, 2015, the Company charged to operations amortization expense of $4,583.

The purchase price allocated to the acquisition of the assets of UrgentRx is made up as follows:

Amount
Stock payment	$2,550,000
Stock warrants issued	430,411
Total	$2,980,411

Pro forma Results of Operations. The historical operating results of the UrgentRx Business prior to its acquisition date have not been included in the Company’s historical consolidated operating results. Pro forma results of operations data (unaudited) for the year ended December 31, 2014 as if the acquisition had occurred on January 1, 2014, are as follows:

December 31, 2014
Revenue	$2,722,288
Net (loss) income	(10,621,330)

The amounts of revenue and net loss of the UrgentRx Business since the acquisition date included in the consolidated statement of operations for the year ended December 31, 2015 are approximately $90,590 and $80,249, respectively.

Stock Purchase Agreement with TPR Investments Pty Ltd:

On November 15, 2015 (the “Flat Tummy Tea Closing Date”), we entered into a Stock Purchase Agreement (the “Flat Tummy Tea SPA”) with TPR Investments Pty Ltd ACN 128 396 654 as trustee for Polmear Family Trust (the “Flat Tummy Tea Seller”), Timothy Polmear and Rebecca Polmear and NomadChoice Pty Limited ACN 160 729 939 trading as Flat Tummy Tea, an Australian proprietary limited company (“NomadChoice”) for the purchase of all the issued and outstanding capital stock of NomadChoice for $4,000,000 (AUD) in cash consideration (the “Cash Consideration”) and 3,571,428 shares of our common stock (“Flat Tummy Tea Equity Consideration”).

In addition to the Cash Consideration and the Flat Tummy Tea Equity Consideration, we have also agreed to pay the Flat Tummy Tea Seller certain earn-out payments of up to $3,500,000 (AUD) in aggregate upon certain EBITDA thresholds are met as of June 30, 2016, as described in the Flat Tummy Tea SPA. This earn-out payment was distributed on March 4, 2016.

Flat Tummy Tea is engaged in the business of developing, manufacturing, and selling herbal detox tea (“Flat Tummy Tea”).

The Company has accounted for this transaction under the acquisition method of accounting. Under the acquisition method of accounting, the total acquisition consideration price is allocated to the assets acquired and liabilities assumed based on their preliminary estimated fair values based on the management’s estimates as of the date of the acquisition. The Company expects to retain the services of independent valuation firm to determine the fair value of these identifiable intangible assets. Once determined, the Company will reallocate the purchase price of the acquisition based on the results of the independent evaluation if they are materially different from the allocations as recorded on November 1, 2015. The Company expects the purchase price allocations for the acquisition of NomadChoice to be completed during 2016. The preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair values is as follows:

Assets
Cash	$1,584,642
Other receivable	30,684
Inventory	134,212
Prepaid expenses	141,070
Fixed Assets, net	5,698
Intangible assets, Net	3,493
Blogger Database	200,000
Customer Database	500,000
Intellectual property	100,000
Non-compete provision	50,000
Goodwill	6,174,899
Liabilities
Accounts Payable	(77,064)
Accrued Expenses	(56,224)
Dividends Payable	(1,177,152)
Provision for Income Tax	(518,558)
$7,095,700

The Blogger Database, Customer Database, Intellectual property and non-compete provision will be amortized over its estimated useful lives of 5 years. During the year ended December 31, 2015, the Company charged to operations amortization expense of $28,333.

The purchase price allocated to the acquisition of the assets of NomadChoice is made up as follows:

Amount
Cash	$2,848,800
Stock issued at closing	1,750,000
Earn-out payment	2,496,900
Total	$7,095,700

Pro forma Results of Operations. The historical operating results of the Flat Tummy Tea Business prior to its acquisition date have not been included in the Company’s historical consolidated operating results. Pro forma results of operations data (unaudited) for the year ended December 31, 2014 as if the acquisition had occurred on January 1, 2014, are as follows:

December 31, 2014
Revenue	$2,494,812
Net (loss) income	(909,280)

The Company’s subsidiary Nomad has a fiscal year ended June 30 and the Company’s fiscal year end is December 31. The above proforma information includes revenue and net income of Nomad for the year ended June 30, 2015.

The amounts of revenue and net income of the Flat Tummy Tea Business since the acquisition date included in the consolidated statement of operations for the year ended December 31, 2015 are approximately $2,513,990 and $966,671 respectively.

Note 4 – Income Taxes

The Company utilizes FASBASC740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is recorded when it is “more likely-than-not” that a deferred tax asset will not be realized.

The Company generated a deferred tax asset through net operating loss carry-forwards. Based upon Management’s evaluation, a valuation allowance of 100% has been established due to the uncertainty of the Company’s realization of the benefit derived from net operating loss carry-forwards.

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

Income tax expense for the year ended December 31, 2015 was $389,945, due to Foreign Income Tax relating to NomadChoice in Australia.

The table below summarizes the differences between the U.S. statutory federal rate and the Company’s effective tax rate for the years ended December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
U.S. Statutory Rate	34%	34%
U.S. effective rate in excess of AU rate	(1%)	-
U.S. valuation allowance	(34%)	(34%)
Foreign Tax - Australia	6.8%	-
Total provision for income taxes	5.8%	-

The Company has deferred tax assets, which have been fully reserved, as follows as of December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Deferred tax assets	$11,460,536	$241,245
Valuation allowance for deferred tax assets	(11,460,536)	(241,245)
Net deferred tax assets	$-	$-

The Company also has net operating loss carryforwards of approximately $25,137,583 included in the deferred tax asset table above attributable to the acquisition of Breakthrough Products, Inc. However, due to limitations of carryover attributes and separate return limitation year rules, it is unlikely the company will benefit from these NOL and thus Management has determined a 100% valuation reserved is required.  Further, the Company has not completed an evaluation of the NOL’s attributable to Breakthrough Products, Inc. at the date of this report.

The total deferred tax asset is calculated by multiplying a domestic (US) 34 percent marginal tax rate by the cumulative Net Operating Loss Carryforwards (“NOL”).The Company currently has net operating loss carryforwards approximately aggregating $33,707,458, which expire through 2035. The deferred tax asset related to the NOL carryforwards Management has determined based on all the available information that a 100% Valuation reserve is required.

The Company has not completed its evaluation of NOL Utilization Limitations under IRC Section 382, change of ownership rules. If the Company has had a change in ownership the NOL’s would be limited as to the amount that could be utilized each year, based on the Internal Revenue Code, as amended.”

The Company has not filed its Federal and State income tax returns. Such income tax returns remain subject to examination by federal and most state tax authorities.

Note 5 – Accounts Receivable

Accounts receivable, net of allowances for sales returns and doubtful accounts, consisted of the following:

	December 31, 2015	December 31, 2014
Trade accounts receivable	$4,101,148	$2,898
Less allowances	(121,291)	-
Total accounts receivable, net	$3,979,857	$2,898

During the year ended December 31, 2015, the Company charged $50,000 to bad debt expense in setting up an allowance.

Note 6 – Prepaid Expenses

At December 31, 2015 and 2014, prepaid expenses consisted of the following:

	December 31, 2015	December 31, 2014
Advances for inventory	$171,494	$-
Media production	55,849	-
Insurance	54,519	10,000
Trade shows	45,700	-
Deposits	41,228	-
Consultants	24,000	-
Rent	16,216	-
Miscellaneous	13,428	-
Total	$422,434	$10,000

Note 7 – Concentration of Credit Risk

Cash and cash equivalents

The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (FDIC) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At December 31, 2015, the uninsured balance amounted to $3,453,290.

Accounts receivable

As of December 31, 2015, one customer accounted for 78% of the Company’s accounts receivable.

Major customers

For the year ended December 31, 2015, two customers accounted for approximately 71% of the Company’s gross revenues. Substantially all of the Company’s business is with companies in the United States.

Major suppliers

For the year ended December 31, 2015, our products were made by the following suppliers:

FOCUSfactor	Pittsburgh, PA	Tustin, CA
Flat Tummy Tea	Highland, NY	-
Neuragen	Linthicum Heights, MD	-
UrgentRx	Ogden, UT	-

It is the opinion of management that the products can be produced by other manufacturers and the choice to utilize these suppliers is not a significant concentration.

Note 8 – Inventory

Inventory consists of finished goods, components and raw materials. The Company’s inventory is stated at the lower of cost (FIFO cost basis) or market.

The carrying value of inventory consisted of the following:

	December 31, 2015	December 31, 2014
Finished goods	$535,908	$-
Components	115,340	-
Raw Materials	35,406	-
Energy product	-	26,064
Total inventory	$686,654	$26,064

As of January 22, 2015, inventory was pledged to Knight under the Loan Agreement (see note 12).

Note 9 – Fixed Assets and Intangible Assets

As of December 31, 2015 and 2014, fixed assets and intangible assets consisted of the following:

	December 31, 2015	December 31, 2014

Property and equipment	$18,187	$-
Less accumulated depreciation	(6,170)	-
Fixed assets, net	$12,017	$-

Depreciation expense for the years ended December 31, 2015 and 2014 was $1,513 and $0, respectively.

	December 31, 2015	December 31, 2014

FOCUSfactor intellectual property	$1,000,000	$-
Intangible assets subject to amortization	5,521,751	-
Less accumulated amortization	(606,489)	-
Intangible assets, net	$5,915,262	$-

Amortization expense for the years ended December 31, 2015 and 2014 was $606,489 and $0, respectively. These intangible assets were acquired through Asset Purchase Agreement and Stock Purchase Agreements disclosed in Note 3.

The estimated aggregate amortization expense over each of the next five years is as follows:

2016	$1,111,229
2017	1,111,229
2018	1,109,070
2019	1,094,329
2020	489,405

Note 10 – Related Party Transactions

On April 2, 2014, the Company granted 1,000,000 options valued at approximately $282,000 to a company owned by Mr. Jack Ross, Chief Executive Officer of the Company (see note 15).

On October 31, 2014, the Company borrowed $100,000 through a promissory note bearing interest at 10% with a maturity date of October 31, 2015 from a company owned by Mr. Ross, the Company’s Chief Executive Officer. During the year ended December 31, 2015, the note was converted into 400,000 shares of the Company’s common stock.

The Company accrued and paid consulting fees of $15,000 per month to a company owned by Mr. Jack Ross, Chief Executive Officer of the Company. The Company expensed $180,000 as consulting fees and made payments totaling $486,958 towards services to an entity owned and controlled by an officer and shareholder of the Company for the year ended December 31, 2015. As of December 31, 2015, the total outstanding balance was $0.

At December 31, 2014, $16,077, was due from a company owned by Mr. Jack Ross, Chief Executive Officer of the Company in a form of an advance in the normal course of business.

On January 22, 2015, the Company entered into a Loan Agreement with Knight Therapeutics (Barbados) Inc., a related party, for the purchase of the Focus Factor assets. At December 31, 2015, the Company owed Knight $4,267,268 on this loan, net of discount (see Note 12).

On June 26, 2015, the Company entered into a Security Agreement with Knight Therapeutics, Inc., through its wholly owned subsidiary Neuragen Corp., for the purchase of Knight Therapeutics, Inc.’s assets. At December 31, 2015, the Company owed Knight $925,000 in relation to this agreement (see Note 12).

On August 18, 2015, the Company entered into a Consulting Agreement with Kara Harshbarger, the co-founder of Hand MD, LLC, pursuant to which she will provide marketing and sales related service. The Company will pay Ms. Harshbarger $10,000 a month for one year unless the Consulting Agreement is terminated earlier by either party. Hand MD, LLC is a 50% owner in Hand MD Corp. The Company expensed $40,000 through payroll for the year ended December 31, 2015. As of December 31, 2015, the total outstanding balance was $0.

On November 12, 2015, the Company entered into a Loan Agreement with Knight Therapeutics (Barbados) Inc., a related party, for the purchase of NomadChoice Pty Limited and Breakthrough Products, Inc. At December 31, 2015, the Company owed Knight $3,571,314 on this loan, net of discount (see Note 12).

At December 31, 2015, NomadChoice Pty Ltd. (subsidiary) of the Company owed Knight Therapeutics $71,573 in connection with a royalty distribution agreement (see Note 3).

Note 11 – Accounts Payable and Accrued Liabilities

As of December 31, 2015 and 2014, accounts payable and accrued liabilities consisted of the following:

	December 31, 2015	December 31, 2014
Payroll	$128,237	$10,867
Legal fees	38,752	47,916
Manufacturers	1,527,333	-
Promotions	1,213,021	-
Returns allowance	1,128,133	-
Customers	411,033
Interest	110,754	-
Royalties	71,573	-
Warehousing	31,748	-
Others	371,518	15,859
Total	$5,032,102	$74,642

Note 12 – Notes Payable

The Company’s loans payable at December 31, 2015 and 2014 are as follows:

	December 31, 2015	December 31, 2014

Loans payable	$12,406,589	$-
Unamortized debt discount	(2,536,419)	-
Total	9,870,170	-
Less: Current portion	(3,912,060)	-
Long-term portion	$5,958,110	$-

$6,000,000 January 22, 2015 Loan:

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

The beneficial conversion feature of the warrants issued to the noteholders amounted to $1,952,953 (ST warrants) and $1,462,560 (LT warrants), respectively, and was recorded as debt discount of the corresponding debt.

The Company recognized amortization of debt discount of $1,952,953 (ST warrants) and $854,828 (LT warrants) during the year ended December 31, 2015. Unamortized debt discount as of December 31, 2015 amounted to $607,732.

The Company also recorded deferred financing costs of $289,045 with respect to the above loan. The Company recognized amortization of deferred financing costs of $136,207 during the year ended December 31, 2015.

The Company recognized and paid interest expense of $805,686 during the year ended December 31, 2015. Accrued interest expense was $0 as of December 31, 2015. Loan payable balance was $4,875,000 as of December 31, 2015.

$1,500,000 January 22, 2015 Loan:

On January 22, 2015, the Company issued a 0% promissory note in a principal amount of $1,500,000 in connection with an Asset Purchase Agreement (see note 1). The note has a maturity date of January 20, 2017, with $750,000 to be paid on or before January 20, 2016 and an additional $750,000 to be paid on or before January 20, 2017. Loan payable balance was $1,500,000 as of December 31, 2015.

$950,000 June 26, 2015 Security Agreement:

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

The Company also recorded deferred financing costs of $10,486 with respect to the above agreement. The Company recognized amortization of deferred financing costs of $2,643 during the year ended December 31, 2015. The balance at December 31, 2015 was $925,000.

$5,500,000 November 12, 2015 Loan:

On November 12, 2015, we entered into a First Amendment to Loan Agreement (“First Amendment”) with Knight, pursuant to which Knight agreed to loan us an additional $5.5 million, and which amount was borrowed at closing (the “Financing”) for the purpose of acquiring Breakthrough Products, Inc. and NomadChoice Pty Limited through Stock Purchase Agreements. At closing, we paid Knight an origination fee of $110,000 and a work fee of $55,000 and also paid $24,000 of Knight’s expenses associated with the Loan. The Loan bears interest at a rate of 15% per year. The interest rate will decrease to 13% if we meet certain equity-fundraising targets. The New Loan Agreement matures on November 11, 2017.

In connection with the New Loan Agreement, we issued Knight a warrant that entitles Knight to purchase 5,550,625 shares of our common stock (“Knight Warrant Shares”) representing approximately 6.5% of our fully diluted capital, which Knight exercised in full on November 12, 2015. Knight also received a 10-year warrant entitling Knight to purchase up to 4,547,243 shares of our common stock at $0.49 per share (“Knight Warrants”).

The beneficial conversion feature of the warrants issued to the noteholders amounted to $2,553,287 (5,550,625 warrants) and $2,067,258 (4,547,243 warrants), respectively, and was recorded as debt discount of the corresponding debt. For derivative liability calculation on 4,547,243 warrants, refer to Note 17.

The Company recognized amortization of debt discount of $2,553,287 (5,550,625 warrants) and $138,571 (4,547,243 warrants) during the year ended December 31, 2015. Unamortized debt discount as of December 31, 2015 amounted to $1,928,686.

The Company also recorded deferred financing costs of $233,847 with respect to the above loan. The Company recognized amortization of deferred financing costs of $15,675 during the year ended December 31, 2015.

The Company recognized interest expense of $110,753 during the year ended December 31, 2015. Accrued interest expense was $110,753 as of December 31, 2015. The balance at December 31, 2015 was $5,500,000.

Note 13 – Stockholders’ Deficit

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

During the year ended December 31, 2015, the Company issued 4,595,187 shares of its common stock upon exercise of the ST Warrant at an aggregate exercise price of $1.00 in connection with the Loan Agreement (see note1).

During the year ended December 31, 2015, the Company issued 5,550,625 shares of its common stock upon exercise of a Warrant at an aggregate exercise price of $1.00 in connection with the Loan Agreement (see note1).

During the year ended December 31, 2015, the Company issued 400,000 shares of its common stock to a note holder in a note conversion at $0.25 per share. At the time of conversion, the note was valued at $100,000 for outstanding principal.

During the year ended December 31, 2015, the Company issued 2,142,857 shares of its common stock valued at $0.70 per share in accordance with Contribution Agreement entered into with Hand MD Corp. in exchange for 50% of Hand MD Corp.’s outstanding capital securities.

During the year ended December 31, 2015, the Company issued 3,571,428 shares of its common stock valued at $0.35 per share in accordance with a stock purchase agreement entered into with NomadChoice Pty Limited in exchange for 100% of NomadChoice Pty Limited’s outstanding capital securities.

During the year ended December 31, 2015, the Company issued 3,000,000 shares of its common stock valued at $0.85 per share in accordance with a stock purchase agreement entered into with Breakthrough Products, Inc. in exchange for 100% of Breakthrough Product Inc.’s outstanding capital securities.

During the year ended December 31, 2015, the Company issued 40,000 shares of its common stock valued at $0.65 per share for cash.

During the year ended December 31, 2015, the Company issued 292,857 shares of its common stock valued at $0.70 per share to settle accounts payable.

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

During the year ended December 31, 2015 and 2014, the Company committed to issue common stock valued at $28,000 and $40,000, respectively for services rendered.

As of December 31, 2015 and 2014, there were 81,692,954 and 62,100,000 shares of the Company’s common stock issued and outstanding, respectively.

Note 14 – Commitments and Contingencies

Litigation:

From time to time the Company may become a party to litigation in the normal course of business. Management believes that there are no current legal matters that would have a material effect on the Company’s financial position or results of operations.

Operating leases

In April 2014, a subsidiary entered into an extension of a non-cancellable operating lease for office space that expires on March 31, 2017. Rent expense under this lease for the period from acquisition until December 31, 2015 was $8,923 per month less a $3,010 per month sublease through March 2017.

In December 2015, a subsidiary entered into a non-cancellable operating lease for office space through November 2016. Rental payments under this lease are $5,500 Australian dollars per month, which is approximately $4,200.

In December 2015, the Company entered into a non-cancellable operating lease for office space through December 2016. Rental payments under this lease are $5,500 per month.

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2015:

Year ending December 31:
2016	$220,676
2017	27,294
Total	$247,970

On December 8, 2014, a subsidiary entered into a non-cancellable 36 month phone lease with an estimated cost of $894 a month.

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2015:

Year ending December 31:
2016	$10,728
2017	9,834
Total	$20,562

Note 15 – Stock Options

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

On December 14, 2015, the Company granted 1,000,000 options each with an exercise price of $0.25 per share to two Board Members of the Company.

On December 14, 2015, the Company granted 1,000,000 options each with an exercise price of $0.65 per share to two employees of the Company.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees and consultants under a stock option plan at December 31, 2015:

	Options Outstanding			Options Exercisable
Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
$0.25 - $0.65	5,000,000	8.62	$0.41	3,000,000	$0.25

The stock option activity for the year ended December 31, 2015 is as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2014	1,000,000	$0.25
Granted	4,000,000	0.45
Exercised	-	-
Expired or canceled	-	-
Outstanding at December 31, 2015	5,000,000	$0.41

Stock-based compensation expense related to vested options was $523,714 and $282,247 during the years ended December 31, 2015 and 2014, respectively. The Company determined the value of share-based compensation for options vesting during the year ended December 31, 2015 using the Black-Scholes fair value option-pricing model with the following weighted average assumptions: estimated fair value of Company’s common stock of $0.74, risk-free interest rate of 2.23%, volatility of 154%, expected lives of 10 years, and dividend yield of 0%. The Company determined the value of share-based compensation for options vesting during the year ended December 31, 2014 using the Black-Scholes fair value option-pricing model with the following weighted average assumptions: estimated fair value of Company’s common stock of $0.33, risk-free interest rate of 1.8%, volatility of 125%, expected lives of 4.5 years, and dividend yield of 0%. Stock options outstanding as of December 31, 2015, as disclosed in the above table, have an intrinsic value of $1,400,000

Note 16 – Stock Warrants

The following table summarizes the warrants outstanding and the related prices for the shares of the Company’s common stock at December 31, 2015:

	Warrants Outstanding			Warrants Exercisable
Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
$0.34	3,584,759	9.1	$0.34	3,584,759	$0.34
0.49	4,547,243	9.9	0.49	4,547,243	0.49
5.00	1,000,000	3	5.00	1,000,000	5.00

The warrant activity for the year ended December 31, 2015 is as follows:

	Warrants Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2014	-	$-
Granted	19,277,814	0.44
Exercised	(10,145,812)	0.00000020
Expired or canceled	-	-
Outstanding at December 31, 2015	9,132,002	$0.92

Note 17 – Derivatives

The Company has incurred a liability for the estimated fair value of a derivative warrant instrument. The estimated fair value of the derivative warrant instruments has been calculated using the Black-Scholes fair value option-pricing model with key input variables provided by management, as of the issue date, with the valuation offset against additional paid in capital, and at each reporting date, with changes in fair value recorded as gains or losses on revaluation in non-operating income (expense).

The Company identified embedded derivatives related to the warrants issued along with loan payable entered into in November 2015. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the warrants and to adjust the fair value as of each subsequent balance sheet date. At the inception of the warrants, the Company determined a fair value of $2,067,258 of the embedded derivative. The fair value of the embedded derivative was determined using the Black-Scholes Model based on the following assumptions:

November 12, 2015
Risk-free interest rate	2.32%
Expected remaining term	10 Years
Expected volatility	157.56%
Dividend yield	0%

The initial fair values of the embedded derivative of $2,067,258 was allocated as a debt discount $2,067,258.

Fair value at December 31, 2015 was estimated to be $3,096,179 and based on the following assumptions:

December 31, 2015
Risk-free interest rate	2.27%
Expected remaining term	9.75 Years
Expected volatility	152.07%
Dividend yield	0%

During the year ended December 31, 2015, the increase in the fair value of the warrant derivative liability of $1,028,921 was recorded as a loss on change in fair value of derivative liability.

Note 18 – Segments

Segment identification and selection is consistent with the management structure used by the Company’s chief operating decision maker to evaluate performance and make decisions regarding resource allocation, as well as the materiality of financial results consistent with that structure. Based on the Company’s management structure and method of internal reporting, the Company has one operating segment. The Company’s chief operating decision maker does not review operating results on a disaggregated basis; rather, the chief operating decision maker reviews operating results on an aggregate basis.

Net sales attributed to customers in the United States and foreign countries for the years ended December 31, 2015 and 2014 were as follows:

	December 31, 2015	December 31, 2014
United States	$13,129,753	$9,158
Foreign countries	326,624	-
	$13,456,377	$9,158

The Company’s net sales by product group for the years ended December 31, 2015 and 2014 were as follows:

	December 31, 2015	December 31, 2014
Focus Factor	$10,482,367	$-
Flat Tummy Tea	2,513,990	-
Other (1)	460,020	9,158
	$13,456,377	$9,158

(1) Net sales for any other product group of similar products are less than 10% of consolidated net sales.

Long-lived assets (net) attributable to operations in the United States and foreign countries as of December 31, 2015 and 2014 were as follows:

	December 31, 2015	December 31, 2014
United States	$17,411,598	$-
Foreign countries	12,081	-
	$17,423,679	$-

Note 19 – Subsequent Events

Management evaluated all activities of the Company through the issuance date of the Company’s consolidated financial statements and concluded that no subsequent events have occurred that would require adjustments or disclosure into the consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

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

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our management, with the participation of our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2015.

Based on this evaluation, these officers concluded that, as of December 31, 2015, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting as identified below under the heading “Management’s Report on Internal Control over Financial Reporting.” Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

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

Under the supervision of our president and chief executive officer (our principal executive officer), who is also our chief financial officer (our principal financial officer and principal accounting officer), we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 using the criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at December 31, 2015.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015, we determined that there were control deficiencies that constituted material weaknesses which are indicative of many small companies with small staff, such as:

(1)	inadequate segregation of duties and effective risk assessment; and

(2)	insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both generally accepted accounting principles in the United States and guidelines of the Securities and Exchange Commission.

These control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements could not have been prevented or detected on a timely basis. As a result of the material weaknesses described above, we concluded that we did not maintain effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control Integrated Framework issued by COSO. Our management is currently evaluating remediation plans for the above deficiencies. During the period covered by this annual report on Form 10-K, we have not been able to remediate the remaining weaknesses described above. However, we plan to take steps to enhance and improve the design of our internal control over financial reporting.

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our year ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As a “smaller reporting company,” as defined by Item 10 of the Regulation S-K, we are not required to include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the names of the members of our Board of Directors, nominees for our Board of Directors, executive officers, and the position with the Company held by each.

Name	Age	Title	Tenure

Jack Ross	50	President, CEO, CFO and Director	Since October 2014
Stephen Fryer	77	Director	Since December 2014
Paul SoRelle	59	Director	Since December 2014

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

Jack Ross - President, Chief Executive Officer, Chief Financial Officer and Director

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

Mr. Stephen Fryer - Director

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

Mr. Paul SoRelle - Director

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

CORPORATE GOVERNANCE

Director Independence

As of March 23, 2016, we have three directors. Each director is elected to hold office for a one year period or until the next Annual Meeting of Shareholders and until his/her successor has been qualified and elected following the one year of service. Mr. Fryer and Mr. SoRelle are independent directors. Officers serve at the discretion of the Company’s directors. There are no understandings between the director of the Company or any other person pursuant to which any officer or director was or is to be selected as an officer or director.

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

Nominating Committee

We do not have a nominating committee, as we believe the Company is too small to warrant a separate standing nominating committee. Director Jack Ross is responsible for selecting individuals to stand for election as members of our Board of Directors. The Company does not have a policy with regards to the consideration of any director candidates recommended by our stockholders. Our Board of Directors has determined that it is in the best position to evaluate our Company’s requirements as well as the qualifications of each candidate when it considers a nominee for a position on our Board of Directors. If stockholders wish to recommend candidates directly to our Board of Directors, they may do so by communicating directly with Jack Ross, our President, Chief Executive Officer, Chief Financial Officer and the Chairman of our Board of Directors by mail, at Synergy CHC Corp., Attn: President, 865 Spring Street, Westbrook, ME 04092, or by telephone at (615) 939-9004.

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

Shareholder Communications

Shareholders may send written communications on the Company’s web site: www.synergychc.com

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company’s executive officers, directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of the Company’s common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms filed by such reporting persons. Based solely upon the Company’s review of such forms furnished to it, the Company believes that during the fiscal year ended 2015 and through to March X, 2016, all of its executive officers, directors, and every person who is directly or indirectly the beneficial owner of more than 10% of any class of the Company’s securities, complied with the filing requirements of Section 16(a) of the Exchange Act except for the following: (a) Jack Ross, our President, Chief Executive Officer, Chief Financial Officer and a member of our Board of Directors filed a Form 3 on February 9, 2015, to report the shares of our common stock beneficially owned by Mr. Ross as of October 27, 2014, the date upon which Mr. Ross became our President, Chief Executive Officer, Chief Financial Officer and a member of our Board of Directors; (b) Stephen J. Fryer, a member of our Board of Directors, filed a Form 3 on February 9, 2015, to report that he beneficially owns no shares of our common stock as of December 8, 2014, the date upon which Mr. Fryer became a member of our Board of Directors; (c) James P. SoRelle, a member of our Board of Directors, filed a Form 3 on February 10, 2015, to report that he beneficially owns no shares of our common stock as of December 8, 2014, the date upon which Mr. SoRelle became a member of our Board of Directors; and (d) Jack Ross filed a Form 4 on April 27, 2015 to report the acquisition of shares of common stock on April 19, 2015 by Gowan Private Equity, Inc., which report was due on April 21, 2015.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth certain information about compensation paid, earned or accrued for services for each executive officer for the past two fiscal years.

Summary Compensation Table

	Year	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
Jack Ross	2015	$0	$0	$0	$0	$0	$0
Chairman, President, Chief Executive Officer and Chief Financial Officer	2014	0	0	0	0	0	0

Mark Suponitsky	2015	0	0	0	0	0	0
Former President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director(1)	2014	25,000	0	0	0	0	25,000

Danny Aaron	2015	0	0	0	0	0	0
Former President, Chief Executive Officer, Secretary, Treasurer and Director(2)	2014	0	0	0	0	0	0

(1)	Mr. Suponitsky resigned all such positions, effective October 27, 2014.

(2)	Mr. Aaron resigned all such positions, effective April 21, 2014.

We have not made provisions for paying cash or non-cash compensation to our officers and directors. No salaries or fees are being paid at the present time to our officers and directors and none have been paid or owed from inception to date. We have no employment agreement with our sole officer. As of December 31, 2015, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change of control of our Company.

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

On December 14, 2015, the Company granted 1,000,000 options each with an exercise price of $0.25 per share to two Board Members of the Company.

On December 14, 2015, the Company granted 1,000,000 options each with an exercise price of $0.65 per share to two employees of the Company.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees and consultants under a stock option plan at December 31, 2015:

	Options Outstanding			Options Exercisable
Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
$0.25 - $0.65	5,000,000	8.62	$0.41	3,000,000	$0.25

The stock option activity for the year ended December 31, 2015 is as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2014	1,000,000	$0.25
Granted	4,000,000	0.45
Exercised	-	-
Expired or canceled	-	-
Outstanding at December 31, 2015	5,000,000	$0.41

Stock-based compensation expense related to vested options was $523,714 and $282,247 during the years ended December 31, 2015 and 2014, respectively. The Company determined the value of share-based compensation for options vesting during the year ended December 31, 2015 using the Black-Scholes fair value option-pricing model with the following weighted average assumptions: estimated fair value of Company’s common stock of $0.74, risk-free interest rate of 2.23%, volatility of 154%, expected lives of 10 years, and dividend yield of 0%. The Company determined the value of share-based compensation for options vesting during the year ended December 31, 2014 using the Black-Scholes fair value option-pricing model with the following weighted average assumptions: estimated fair value of Company’s common stock of $0.33, risk-free interest rate of 1.8%, volatility of 125%, expected lives of 4.5 years, and dividend yield of 0%.

Outstanding Equity Awards at Fiscal Year-End

The following table contains certain information concerning unexercised options for our sole executive officer as of December 31, 2015.

	Option awards					Stock awards
Name	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options	Option exercise price	Option expiration date	Number of shares or units of stock that have not vested	Market value of shares of units of stock that have not vested	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested
Jack Ross	-	-	-	-	-	-	-	-	-
Mark Suponitsky	-	-	-	-	-	-	-	-	-
Danny Aaron	-	-	-	-	-	-	-	-	-

Director Compensation

The following table provides information regarding all compensation paid to non-employee directors during the fiscal year ended December 31, 2015.

Name	Fees earned or paid in cash	Stock awards	Option awards (1)	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
Jack Ross	-	-	-	-	-	-	-
Stephen Fryer	-	-	$734,508	-	-	-	$734,508
Paul SoRelle	-	-	$734,508	-	-	-	$734,508

(1) This column reflects the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board, or “FASB”, issued Accounting Standards Update, or “ASC”, Topic 718.

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

Common Stock Beneficially Owned
	Number of shares beneficially owned	Percentage of shares beneficially owned
Executive officers and directors: (1)
Jack Ross (4) (5)	48,389,399	50.5%
Stephen Fryer (5)	1,000,000	1.04%
Paul SoRelle (5)	2,296,658	2.40%
All directors and executive officers as a group (3 persons)	51,686,057	53.94%

5% Stockholders: (2)

Gowan Private Equity Inc (4)	43,780,750	45.69%
Knight Therapeutics (Barbados) Inc.(3)	19,290,242	20.13%
Dunhill Distribution Group, Inc. (4)	3,208,649	3.35%

(1)	Unless otherwise noted, the address for each of the named beneficial owners is: 865 Spring Street, Westbrook, ME 04092.

(2)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding.

(3)	As disclosed pursuant to a Schedule 13G filed with the SEC on February 2, 2015. Includes 3,584,759 shares of common stock that may be acquired upon exercise of warrants. This stockholder’s address is Chancery House, High Street, Bridgetown, Barbados.

(4)	This stockholder’s address is: 275 Canterbury Lane, Fall River NS B2T 1A4, Canada. Jack Ross is the Chief Executive Officer of Kenek Brands, Inc., Dunhill Distribution Group, Inc. Gowan Capital Inc. and Gowan Private Equity Inc. Kenek Brands Inc. owns options to purchase 1,000,000 shares of common stock. Gowan Private Equity owns 43,780,750. Gowan Capital Inc. owns 400,000 shares. Dunhill Distribution Group owns 3,208,649.

(5)	Consists of options to purchase shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

TRANSACTIONS WITH RELATED PERSONS

The information required by Item 407(a) of Regulation S-K is included in this Annual Report on Form 10-K under the heading Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE – Director Independence.

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

On April 2, 2014, the Company granted 1,000,000 options valued at approximately $282,000 to a company owned by Mr. Jack Ross, Chief Executive Officer of the Company (see note 15).

On October 31, 2014, the Company borrowed $100,000 through a promissory note bearing interest at 10% with a maturity date of October 31, 2015 from a company owned by Mr. Ross, the Company’s chief executive officer. During the year ended December 31, 2015, the note was converted into 400,000 shares of the Company’s common stock.

The Company accrued and paid consulting fees of $15,000 per month to a company owned by Mr. Jack Ross, Chief Executive Officer of the Company. The Company expensed $180,000 as consulting fees and made payments totaling $486,958 towards services to an entity owned and controlled by an officer and shareholder of the Company for the year ended December 31, 2015. As of December 31, 2015, the total outstanding balance was $0.

At December 31, 2014 $16,077, respectively was due from the Company owned by Mr. Jack Ross, Chief Executive Officer of the Company in a form of an advance in the normal course of business.

On January 22, 2015, the Company entered into a Loan Agreement with Knight Therapeutics (Barbados) Inc. a related party, for the purchase of the Focus Factor assets. At December 31, 2015, the Company owed Knight $4,267,268 on this loan, net of discount (see Note 12).

On June 26, 2015, the Company entered into a Security Agreement with Knight Therapeutics, Inc.(“Knight Canada”), through its wholly owned subsidiary, for the purchase of the Neuragen assets. At December 31, 2015, the Company owed Knight Canada $925,000 on this agreement (see Note 12).

On August 18, 2015, the Company entered into a Consulting Agreement with Kara Harshbarger, the co-founder of Hand MD, LLC, pursuant to which she will provide marketing and sales related service. The Company will pay Ms. Harshbarger $10,000 a month for one year unless the Consulting Agreement is terminated earlier by either party. Hand MD, LLC is a 50% owner in Hand MD Corp. The Company expensed $40,000 through payroll for the year ended December 31, 2015. As of December 31, 2015, the total outstanding balance was $0.

On November 12, 2015, the Company entered into a Loan Agreement with Knight for the purchase of NomadChoice Pty Limited and Breakthrough Products, Inc. At December 31, 2015, the Company owed Knight $3,571,314 on this loan, net of discount (see Note 12).

At December 31, 2015, a NomadChoice Pty Ltd. (subsidiary) of the Company owed Knight Canada $71,573 in connection with a royalty distribution agreement (see Note 12).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Committee’s Pre-Approval Practice

Prior to our engagement of our independent auditor, such engagement was approved by our board of directors. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant our requirements, the independent auditors and management are required to report to our board of directors at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our board of directors may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by us for the year ended December 31, 2015, were approved by our board of directors.

RBSM LLP serves as our independent registered public accounting firm.

Independent Registered Public Accounting Firm Fees and Services

The following table sets forth the aggregate fees including expenses billed to us for the years ended December 31, 2015 and 2014 by our auditors.

	Year Ended	Year Ended
	December 31, 2015	December 31, 2014
Audit Fees(1)	$125,500	$6,000
Audit-Related Fees(2)	-	-
Tax Fees(3)	-	-
All Other Fees(4)	1,663	-
Total	$127,163	$6,000

(1)	Audit Fees - This category includes the audit of the Company’s annual financial statements, review of financial statements included in its Quarterly Reports on Form 10-Q, and services that are normally provided by independent auditors in connection with the engagement for fiscal years.

(2)	Audit-Related Fees - This category consists of fees reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported as “Audit Fees.”

(3)	Tax Fees - This category consists of tax compliance, tax advice, and tax planning work.

(4)	All Other Fees - This category consists of fees for other miscellaneous items.

PART IV

ITEM 15. EXHIBITS FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this report:

1. Consolidated Financial Statements

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Financial Statements
Reports of Independent Registered Public Accounting Firm	F-1- F-2
Consolidated Balance Sheets	F-3
Consolidated Statements of Operations	F-4
Consolidated Statements of Shareholders’ (Deficit) Equity	F-5
Consolidated Statements of Cash Flows	F-6
Notes to Consolidated Financial Statements	F-7

2. Consolidated Financial Statement Schedules

None.

3. Exhibits

		Incorporated by Reference
Exhibit		(Unless Otherwise Indicated)
Number	Exhibit Title	Form	File	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated April 7, 2014, by and among Oro Capital Corporation, Synergy Merger Sub, Inc. and Synergy Strips Corp.	8-K	000-55098	2.1	4/9/2014

2.2	Agreement and Plan of Merger dated April 21, 2014 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 9, 2014).	8-K	000-55098	2.1	5/7/2014

2.3	Asset Purchase Agreement, dated January 22, 2015, by and among Synergy Strips Corp.; Factor Nutrition Labs, LLC; Vita Partners, LLC, RPR Partners, LLC, and Thor Associates, Inc.	10-K	000-55098	2.3	3/31/2015

2.4	Asset Purchase Agreement, dated June 26, 2015, by and between Neuragen Corp. and Knight Therapeutics, Inc.	8-K	000-55098	2.4	7/2/2015

3.1	Articles of Incorporation	S-1	333-185103	3.1	11/21/2012

3.2	Amendment to Articles of Incorporation	8-K	000-55098	3.1(b)	5/7/2014

3.3	Certificate of Amendment to Articles of Incorporation	8-K	000-55098	3.4	8/6/2015

3.4	By-Laws	S-1	333-185103	3.2	11/21/2012

3.5	Amendment to By-Laws	8-K	000-55098	3.2	6/26/2015

4.1	Form of Subscription Agreement	S-1/A	333-185103	4.1	2/19/2013

4.2	Synergy Strips Corp. Common Stock Purchase Warrant, dated January 22, 2015.	10-K	000-55098	4.2	3/31/2015

4.3	Synergy Strips Corp. Common Stock Purchase Warrant (10-Year Warrant), dated January 22, 2015.	10-K	000-55098	4.3	3/31/2015

4.4	Synergy CHC Corp. Common Stock Purchase Warrant, dated November 12, 2015.	8-K	000-55098	4.4	11/18/2015

4.5	Synergy CHC Corp. Common Stock Purchase Warrant (10-Year Warrant), dated November 12, 2015.	8-K	000-55098	4.5	11/18/2015

4.6	Synergy CHC Corp. Common Stock Warrant dated December 17, 2015.	8-K	000-55098	4.6	12/22/2015

10.1	Mineral Claim Agreement for the Shipman Diamond Project, dated September 1, 2011.	S-1	333-185103	10.1	11/21/2012

10.2	Transfer of Mineral Dispositions with Danny Aaron, dated February 21, 2012.	S-1	333-185103	10.2	11/21/2012

10.3	Form of Sales and Marketing Consultant and Distribution Agreement, dated April 2, 2014.	8-K	000-55098	10.1	5/7/2014

10.4	Sales and Marketing Consultant and Distribution Agreement, dated April 2, 2014, between Synergy Strips Corp. and Kenek Brands Inc.	8-K	000-55098	10.1	5/7/2014

10.5	Loan Agreement, dated January 22, 2015, between Knight Therapeutics (Barbados) Inc. and Synergy Strips Corp.	10-K	000-55098	10.5	3/31/2015

10.6	Product Distribution Option Agreement, dated January 22, 2015, between Knight Therapeutics (Barbados) Inc. and Synergy Strips Corp.	10-K	000-55098	10.6	3/31/2015

10.7	Distribution, License and Supply Agreement, dated January 22, 2015, by and between Synergy Strips Corp. and Knight Therapeutics (Barbados) Inc.	10-K	000-55098	-	3/31/2015

10.8	Synergy Strips Corp. 2014 Equity Incentive Plan	8-K	000-55098	10.8	8/6/2015

10.9	Contribution Agreement, dated August 18, 2015, between Synergy CHC Corp. and Hand MD Corp.	8-K	000-55098	10.9	8/21/2015

10.10	Contribution Agreement, dated August 18, 2015, among Hand MD, LLC, Principal Owners as listed therein, Synergy CHC Corp. and Hand MD. Corp.	8-K	000-55098	10.10	8/21/2015

10.11	Intellectual Property License Agreement, dated August 18, 2015, by and between Synergy CHC Corp. and Hand MD. Corp.	8-K	000-55098	10.11	8/21/2015

10.12	Consulting Agreement, dated August 18, 2015, by and between Synergy CHC Corp. And Kara Harshbarger.	8-K	000-55098	10.12	8/21/2015

10.13	Stock Purchase Agreement, dated November 12, 2015, by and among Breakthrough Products, Inc., URX ACQUISITION TRUST, Jordan Eisenberg, other shareholders as listed therein and Synergy CHC Corp.	8-K	000-55098	10.13	11/18/2015

10.14	Share Purchase Agreement, dated November 15, 2015, between TPR Investments Pty Ltd CAN 128 396 654 as trustee for Polmear Family Trust, Timothy Polmear and Rebecca Polmear, NomadChoice Pty Limited ACN 160 729 939 trading as Flat Tummy Tea and Synergy CHC Corp.	8-K	000-55098	10.14	11/18/2015

10.15	First Amendment to Loan Agreement, dated November 12, 2015, between Knight Therapeutics (Barbados) Inc. and Synergy CHC Corp.	8-K	000-55098	10.15	11/18/2015

10.16	Amendment to First Amendment Agreement, dated December 3, 2015, between Knight Therapeutics (Barbados) Inc. and Synergy CHC Corp.	8-K	000-55098	10.16	12/9/2015

10.17	Amendment and Confirmation Agreement, dated December 3, 2015, by and among Knight Therapeutics (Barbados) Inc., Nomad Choice Pty Ltd., Synergy CHC Corp. and Breakthrough Products, Inc.	8-K	000-55098	10.17	12/9/2015

10.18	Settlement and Release Agreement, dated December 17, 2015, by and between Synergy CHC Corp., the former shareholders of Breakthrough Products, Inc. and URX ACQUISITION TRUST and as representative of certain shareholders.	8-K	000-55098	10.18	12/22/2015

16.1	Letter from M&K CPAS, PLLC to the Securities and Exchange Commission dated June 11, 2014.	8-K/A	000-55098	16.1	6/12/2014

21.1	Subsidiaries of the Registration	-	-	-	Filed herewith

23.1	Promissory Note to Danny Aaron, dated May 17, 2013.	S-1/A	333-185103	23.2	5/17/2013

23.2	Promissory Note and Future Advances Note to Danny Aaron , dated May 28, 2013.	S-1/A	333-185103	23.2	5/28/2013

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)	-	-	-	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)	-	-	-	Filed herewith

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350	-	-	-	Filed herewith

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350	-	-	-	Filed herewith

101.INS	XBRL Instance Document.	-	-	-	Furnished herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	-	-	-	Furnished herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	-	-	-	Furnished herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	-	-	-	Furnished herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	-	-	-	Furnished herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	-	-	-	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNERGY CHC CORP.

Date: March 30, 2016	By:	/s/ Jack Ross
President, Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jack Ross	President, Chief Executive Officer	March 30, 2016
Jack Ross	(principal executive officer) Chief Financial Officer, Chief Accounting Officer, (principal financial officer), Director

/s/ Stephen Fryer	Director	March 30, 2016
Stephen Fryer

/s/ Paul SoRelle	Director	March 30, 2016
Paul SoRelle

