Form 10-Q
period 2016-03-31
Synergy CHC Corp.
filed 2016-04-25
CIK 1562733

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Synergy CHC Corp.

Nevada	000-55098	99-0379440
(State or other jurisdiction	(Commission	(IRS Employer
of Incorporation)	File Number)	Identification Number)

865 Spring Street
Westbrook, Maine 04092
(Address of principal executive offices)

(615) 939-9004
(Issuer’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ].

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of April 14, 2016, 81,692,954 shares of our common stock were issued and outstanding.

SYNERGY CHC CORP.

INDEX

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Synergy CHC Corp.

Condensed Consolidated Balance Sheets

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$3,763,085	$3,640,893
Restricted cash	158,142	607,084
Accounts Receivable	1,618,650	3,979,857
Prepaid expenses	502,867	422,434
Inventory	676,839	686,655
Total Current Assets	6,719,583	9,336,923

Fixes assets, net	72,497	12,017
Goodwill	11,046,400	11,496,402
Intangible assets, net	6,089,066	5,915,262
Total Assets	$23,927,546	$26,760,604

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$3,175,181	$5,032,102
Provision for income taxes payable	1,012,783	910,894
Earn out payment	-	2,551,500
Current portion of long-term debt, net of debt discount and debt issuance cost, related party	4,062,639	3,025,669
Current portion of long-term debt	750,000	750,000
Warrant derivative liability	2,009,681	3,096,179
Total Current Liabilities	11,010,284	15,366,344

Long-term Liabilities:
Note payable	-	750,000
Royalty payable	282,601	258,897
Note payable, net of debt discount and debt issuance cost, related party	4,101,833	4,965,650
Total Long-term Liabilities	4,384,434	5,974,547
Total Liabilities	15,394,718	21,340,891

Commitments and contingencies	-	-

Stockholders’ Equity:
Common stock, $0.00001 par value; 300,000,000 shares authorized; 81,692,954 shares issued and outstanding	817	817
Common stock to be issued	68,000	68,000
Additional paid in capital	14,223,376	13,920,735
Accumulated deficit	(5,759,365)	(8,569,841)
Total stockholders’ equity	8,532,828	5,419,713
Total Liabilities and Stockholders’ Equity	$23,927,546	$26,760,604

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Synergy CHC Corp.

Unaudited Condensed Consolidated Statements of Operations

	For the three months ended
	March 31, 2016	March 31, 2015
Revenue	$8,267,751	$1,600,249
Cost of sales	2,036,577	605,282
Gross profit	6,231,174	994,967

Operating expenses
Selling and marketing	1,447,676	733,589
General and administrative	1,868,805	314,820
Depreciation and amortization	278,637	77,242
Total operating expenses	3,595,118	1,125,651

Income (loss) from operations	2,636,056	(130,684)

Other (income) expenses
Interest income	(3,924)	-
Interest expense	431,264	171,393
Remeasurement gain on translation of foreign subsidiary	(240,806)	-
Gain on change in fair value of derivative liability	(1,086,498)	-
Amortization of debt discount	475,600	2,089,005
Amortization of debt issuance cost	66,039	27,321

Total other (income) expenses	(358,325)	2,287,719

Net Income (loss) before income taxes	2,994,381	(2,418,404)
Income tax expense	183,905	-
Net Income (loss) after tax	$2,810,476	$(2,418,404)

Net income (loss) per share – basic	$0.03	$(0.04)
Net income (loss) per share – diluted	$0.03	$(0.04)

Weighted average common shares outstanding
Basic	81,692,954	65,883,030
Diluted	85,380,496	65,883,030

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Synergy CHC Corp.

Unaudited Condensed Consolidated Statements of Cash Flows

	For the three months ended
	March 31, 2016	March 31, 2015
Cash Flows from Operating Activities
Net income (loss)	$2,810,476	$(2,418,404)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	278,637	77,242
Amortization of debt issuance cost	66,039	27,321
Stock based compensation expense	302,641	12,000
Change in the fair value of derivative liability	(1,086,498)	-
Remeasurement gain on translation of foreign subsidiary	(240,806)	-
Non cash implied interest	42,717	-
Amortization of debt discount	475,600	2,089,005
Changes in operating assets and liabilities:
Accounts receivable	2,361,207	981,574
Inventory	9,815	(48,940)
Prepaid expense	(80,433)	(40,272)
Accounts payable and accrued liabilities	(1,514,226)	(184,304)
Net cash provided by operating activities	3,425,171	495,221

Cash Flows from Investing Activities
Payments for acquisition of fixed assets	(62,921)	(1,654)
Payments for acquisition of Factor Nutrition Labs	-	(4,500,000)
Restricted cash	448,942	-
Net cash provided by (used in) investing activities	386,021	(4,501,654)

Cash Flows from Financing Activities
Proceeds from notes payable	-	6,000,000
Repayment of notes payable	(1,137,500)	-
Payment of earn out liability	(2,551,500)	-
Payment of debt issuance cost	-	(289,045)
Advances from related party note	-	11,184
Proceeds from exercise of warrant	-	1
Net cash (used in) provided by financing activities	(3,689,000)	5,722,140

Net increase in cash and cash equivalents	122,192	1,715,707

Cash and Cash Equivalents, beginning of period	3,640,893	338

Cash and Cash Equivalents, end of period	$3,763,085	$1,716,045

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$407,560	$-
Income taxes	$141,447	$-

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Reallocation of goodwill related to acquisition of Factor Nutrition to intellectual property	$450,000	$-
Common stock issued for settlement of debt	$-	$100,000
Beneficial conversion feature on warrants issued concurrent with debt	$-	$3,415,514
Assumption of assets and liabilities as part of acquisition transaction	$-	$9,332,559
Note issued as part of asset purchase agreement	$-	$1,500,000

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

Note 2 – Summary of Significant Accounting Policies

General

The accompanying condensed consolidated financial statements as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and 2015 are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Rule S-X of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2015 and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC.

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Significant estimates are assumptions about collection of accounts receivable, useful life of fixed and intangible assets, goodwill and assumptions used in Black-Scholes-Merton, or BSM, valuation methods, such as expected volatility, risk-free interest rate, and expected dividend rate.

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. As of March 31, 2016 the Company had no cash equivalents. The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (FDIC) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At March 31, 2016, the uninsured balance amounted to $3,501,952.

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

Intangible Assets

We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that Impairment exists. All of our intangible assets are subject to amortization. Intangible assets are amortized on a straight line basis over the useful lives.

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

Indicators of impairment include significant underperformance relative to historical or projected future operating results, significant changes in our use of the assets or in our business strategy, loss of or changes in customer relationships and significant negative industry or economic trends. When indications of impairment arise for a particular asset or group of assets, we assess the future recoverability of the carrying value of the asset (or asset group) based on an undiscounted cash flow analysis. If carrying value exceeds projected, net, undiscounted cash flows, an additional analysis is performed to determine the fair value of the asset (or asset group), typically a discounted cash flow analysis, and an impairment charge is recorded for the excess of carrying value over fair value. As of March 31, 2016, our qualitative analysis of long-lived assets did not indicate any impairment.

Goodwill

An asset purchase is accounted for under the purchase method of accounting. Under that method, assets and liabilities of the business acquired are recorded at their estimated fair values as of the date of the acquisition, with any excess of the cost of the acquisition over the estimated fair value of the net tangible and intangible assets acquired recorded as goodwill. As of March 31, 2016, our qualitative analysis of goodwill did not indicate any impairment.

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

Advertising Expense

The Company expenses marketing, promotions and advertising costs as incurred. Such costs are included in general and administrative expense in the accompanying unaudited condensed consolidated statements of operations.

Research and Development

Costs incurred in connection with the development of new products and processing methods are charged to general and administrative expenses as incurred.

Income Taxes

The Company utilizes FASB ASC 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is recorded when it is “more likely-than-not” that a deferred tax asset will not be realized.

The Company generated a deferred tax asset through net operating loss carry-forward. However, a valuation allowance of 100% has been established due to the uncertainty of the Company’s realization of the net operating loss carry forward prior to its expiration.

NomadChoice Pty Ltd, the Company’s wholly-owned foreign subsidiary, is subject to income taxes in the jurisdictions in which it operates. Significant judgment is required in determining the provision for income tax. There are many transactions and calculations undertaken during the ordinary course of business for which the ultimate tax determination is uncertain. The company recognizes liabilities for anticipated tax audit issues based on the Company’s current understanding of the tax law. Where the final tax outcome of these matters is different from the carrying amounts, such differences will impact the current and deferred tax provisions in the period in which such determination is made.

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under ASC subtopic 260-10, Earnings Per Share. Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted earnings per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock (using the “treasury stock” method), unless their effect on net loss per share is anti-dilutive. As of March 31, 2016, options to purchase 5,000,000 shares of common stock and warrants to purchase 9,132,002 shares of common stock were outstanding. These potential shares were included in the shares used to calculate diluted earnings per share.

Going Concern

The Company’s unaudited condensed consolidated financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had accumulated deficit at March 31, 2016 of $5,759,365. The Company had a working capital deficit of $4,290,701 as of March 31, 2016. Due to acquisitions during 2015 of revenue-producing products, the Company believes it has established an ongoing source of revenue that is sufficient to cover its operating costs.

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

As of March 31, 2016, the Company has determined that there were no assets or liabilities measured at fair value, except for the warrant derivative liability.

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

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiary (Nomadchoice Pty Ltd.) is the U.S. Dollar. The Company’s foreign subsidiary maintains its record using local currency (Australian Dollar). All monetary assets and liabilities of the foreign subsidiary were translated into U.S. Dollars at quarter end exchange rates, non-monetary assets and liabilities of the foreign subsidiary were translated into U.S. Dollars at transaction day exchange rates. Income and expense items related to non-monetary items were translated at exchange rates prevailing during the transaction date and other incomes and expenses were translated using average exchange rate for the period. The resulting translation adjustments, net of income taxes, were recorded in statements of operations as Remeasurement gain or loss on translation of foreign subsidiary.

Concentrations of Credit Risk

In the normal course of business, the Company provides credit terms to its customers; however, collateral is not required. Accordingly, the Company performs credit evaluations of its customers and maintains allowances for possible losses which, when realized, were within the range of management’s expectations. From time to time, a higher concentration of credit risk exist on outstanding accounts receivable for a select number of customers due to individual buying patterns.

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

A Black-Scholes-Merton option-pricing model, with dilution effects, was utilized to estimate the fair value of the Warrant Derivative Liabilities as of March 31, 2016. This model is subject to the significant assumptions discussed below and requires the following key inputs with respect to the Company and/or instrument:

Input	March 31, 2016
Stock Price	$0.45
Exercise Price	$0.49
Expected Life (in years)	9.0
Stock Volatility	156.96%
Risk-Free Rate	1.78%
Dividend Rate	0%
Outstanding Shares of Common Stock	4,547,243

Cost of Sales

Cost of sales includes the purchase cost of products sold and all costs associated with getting the products into the retail stores including buying and transportation costs.

Debt Issuance Costs

Debt issuance costs consist primarily of arrangement fees, professional fees and legal fees. These costs are netted off with the related loan and are being amortized to interest expense over the term of the related debt facilities.

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

Related parties

Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. All transactions with related parties shall be recorded at fair value of the goods or services exchanged. Property purchased from a related party is recorded at the cost to the related party and any payment to or on behalf of the related party in excess of the cost is reflected as a distribution to the related party.

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

Reclassification of Prior Period Presentation

Certain reclassifications have been made to conform the prior period data to the current presentations. These reclassifications had no effect on the reported results.

Recent Accounting Pronouncements

ASU 2016-01

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-01, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact of adopting this guidance.

ASU 2015-17

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. Currently deferred taxes for each tax jurisdiction are presented as a net current asset or liability and net noncurrent asset or liability on the balance sheet. To simplify the presentation, the new guidance requires that deferred tax liabilities and assets for all jurisdictions along with any related valuation allowances be classified as noncurrent in a classified statement of financial position. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016, and early adoption is permitted. The Company has adopted this guidance in the fourth quarter of the year ended December 31, 2015 on a retrospective basis. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows, and did not have any effect on prior periods due to the full valuation allowance against the Company’s net deferred tax assets.

ASU 2015-16

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement –Period Adjustments. Changes to the accounting for measurement-period adjustments relate to business combinations. Currently, an acquiring entity is required to retrospectively adjust the balance sheet amounts of the acquiree recognized at the acquisition date with a corresponding adjustment to goodwill as a result of changes made to the balance sheet amounts of the acquiree. The measurement period is the period after the acquisition date during which the acquirer may adjust the balance sheet amounts recognized for a business combination (generally up to one year from the date of acquisition). The changes eliminate the requirement to make such retrospective adjustments, and, instead require the acquiring entity to record these adjustments in the reporting period they are determined. The new standard is effective for both public and private companies for periods beginning after December 15, 2015. Adoption of this new standard did not have any impact on the Company’s financial position, results of operations or cash flows.

ASU 2015-14

In August 2015, the FASB issued ASU No. 2015-14, Revenue From Contracts With Customers (Topic 606). The amendments in this ASU defer the effective date of ASU 2014-09. Public business entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are still evaluating the effect of the adoption of ASU 2014-09.

ASU 2015-11

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (Topic 330). ASU 2015-11 simplifies the accounting for the valuation of all inventory not accounted for using the last-in, first-out (“LIFO”) method by prescribing that inventory be valued at the lower of cost and net realizable value. ASU 2015-11 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 on a prospective basis. We do not expect the adoption of ASU 2015-11 to have a material effect on our financial position, results of operations or cash flows.

ASU 2015-05

In April 2015, the FASB issued ASU 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40). ASU 2015-05 provides guidance regarding the accounting for a customer’s fees paid in a cloud computing arrangement; specifically about whether a cloud computing arrangement includes a software license, and if so, how to account for the software license. ASU 2015-05 is effective for public companies’ annual periods, including interim periods within those fiscal years, beginning after December 15, 2015 on either a prospective or retrospective basis. Early adoption is permitted. Adoption of this new standard did not have any impact on the Company’s financial position, results of operations or cash flows.

ASU 2015-07

In May 2015, the FASB issued ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) This guidance eliminates the requirement to categorize investments within the fair value hierarchy if their fair value is measured using the net asset value (“NAV”) per share practical expedient in the FASB’s fair value measurement guidance. The new standard is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. Adoption of this new standard did not have any impact on the Company’s financial position, results of operations or cash flows.

ASU 2015-03

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments are to be applied on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance. The Company reclassified debt issuance cost of $312,812 and $378,852 from other assets to liabilities and netted off with the related loans in the liabilities as of March 31, 2016 and December 31, 2015, respectively.

ASU 2015-02

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The ASU focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification and improves current U.S. GAAP by placing more emphasis on risk of loss when determining a controlling financial interest, reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (“VIE”), and changing consolidation conclusions for companies in several industries that typically make use of limited partnerships or VIEs. The ASU will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. Adoption of this new standard did not have any impact on the Company’s financial position, results of operations or cash flows.

ASU 2015-01

In January 2015, the FASB issued ASU No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This ASU eliminates from U.S. GAAP the concept of extraordinary items. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. Adoption of this new standard did not have any impact on the Company’s financial position, results of operations or cash flows.

ASU 2014-17

In November 2014, the FASB issued ASU No. 2014-17, Business Combinations (Topic 805): Pushdown Accounting. This ASU provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. ASU 2014-17 was effective on November 18, 2014. The adoption of ASU 2014-17 did not have any effect on our financial position, results of operations or cash flows.

ASU 2014-16

In November 2014, the FASB issued ASU 2014-16, Derivatives and Hedging (Topic 815). ASU 2014-16 addresses whether the host contract in a hybrid financial instrument issued in the form of a share should be accounted for as debt or equity. ASU 2014-16 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We do not currently have issued, nor are we investors in, hybrid financial instruments. Adoption of this new standard did not have any impact on the Company’s financial position, results of operations or cash flows.

ASU 2014-15

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40). ASU 2014-15 provides guidance related to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosure. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for interim and annual periods thereafter. Early application is permitted. We do not expect the adoption of ASU 2014-15 to have a material effect on our financial position, results of operations or cash flows.

ASU 2014-12

In June 2014, the FASB issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Adoption of this new standard did not have any impact on the Company’s financial position, results of operations or cash flows.

ASU 2014-09

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). ASU 2014-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. We are still evaluating the effect of the adoption of ASU 2014-09. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 by one year for all entities and permits early adoption on a limited basis. ASU 2014-09 will be effective for the Company in the first quarter of 2018, and early adoption is permitted in the first quarter of 2017. The Company does not believe the adoption of this ASU will have a material impact on its consolidated financial statements.

ASU 2014-08

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) and Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 amends the definition for what types of asset disposals are to be considered discontinued operations, as well as amending the required disclosures for discontinued operations and assets held for sale. ASU 2014-08 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2014. The adoption of ASU 2014-08 did not have any effect on our financial position, results of operations or cash flows.

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s condensed financial position, results of operations or cash flows.

Note 3 – Inventory

Inventory consists of finished goods, components and raw materials. The Company’s inventory is stated at the lower of cost (FIFO cost basis) or market.

The carrying value of inventory consisted of the following:

	March 31, 2016	December 31, 2015
Finished goods	$513,536	$535,908
Components	127,897	115,340
Raw Materials	35,406	35,406
Total inventory	$676,839	$686,654

As of January 22, 2015, inventory was pledged to Knight Therapeutics under the Loan Agreement (see note 10).

Note 4 – Accounts Receivable

Accounts receivable, net of allowances for sales returns and doubtful accounts, consisted of the following:

	March 31, 2016	December 31, 2015
Trade accounts receivable	$1,715,349	$4,101,148
Less allowances	(96,699)	(121,291)
Total accounts receivable, net	$1,618,650	$3,979,857

During the year ended December 31, 2015, the Company charged $50,000 to bad debt expense in setting up an allowance.

Note 5 – Prepaid Expenses

Prepaid expenses consisted of the following:

	March 31, 2016	December 31, 2015
Advances for inventory	$266,388	$171,494
Media production	70,587	55,849
Insurance	42,078	54,519
Trade shows	28,800	45,700
Deposits	41,228	41,228
Consultants	4,000	24,000
Rent	10,786	16,216
Media	20,650	-
Miscellaneous	18,350	13,428
Total	$502,867	$422,434

Note 6 – Concentration of Credit Risk

Cash and cash equivalents

The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (FDIC) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At March 31, 2016 and December 31, 2015, the uninsured balances amounted to $3,501,592 and $3,453,290, respectively.

Accounts receivable

As of March 31, 2016, four customers accounted for 77% of the Company’s accounts receivable. As of December 31, 2015, one customer accounted for 78% of the Company’s accounts receivable.

Major customers

For the three months ended March 31, 2016, two customers accounted for approximately 26% of the Company’s gross revenue. For the year ended December 31, 2015, two customers accounted for approximately 71% of the Company’s gross revenues. Substantially all of the Company’s business is with companies in the United States.

Major suppliers

For the period ended March 31, 2016 and the year ended December 31, 2015, our products were made by the following suppliers:

FOCUSfactor	Pittsburgh, PA	Tustin, CA
Flat Tummy Tea	Highland, NY	-
Neuragen	Linthicum Heights, MD	-
UrgentRx	Ogden, UT	-

It is the opinion of management that the products can be produced by other manufacturers and the choice to utilize these suppliers is not a significant concentration.

Note 7 – Fixed Assets and Intangible Assets

As of March 31, 2016 and December 31, 2015, fixed assets and intangible assets consisted of the following:

	March 31, 2016	December 31, 2015

Property and equipment	$24,395	$18,187
Less accumulated depreciation	(8,397)	(6,170)
Construction in progress	56,499	-
Fixed assets, net	$72,497	$12,017

Depreciation expense for the three months ended March 31, 2016 and 2015 was $2,227 and $75, respectively

	March 31, 2016	December 31, 2015

FOCUSfactor intellectual property	$1,450,000	$1,000,000
Intangible assets subject to amortization	5,523,017	5,521,751
Less accumulated amortization	(883,950)	(606,489)
Intangible assets, net	$6,089,067	$5,915,262

Amortization expense for the three months ended March 31, 2016 and 2015 was $276,410 and $77,167, respectively. These intangible assets were acquired through Asset Purchase Agreement and Stock Purchase Agreements entered into during 2015.

Note 8 – Related Party Transactions

The Company accrued and paid consulting fees of $25,000 per month to a company owned by Mr. Jack Ross, Chief Executive Officer of the Company. As of March 31, 2016, the total outstanding balance was $0.

On January 22, 2015, the Company entered into a Loan Agreement with Knight Therapeutics (Barbados) Inc. (“Knight”), a related party, for the purchase of the Focus Factor assets. At March 31, 2016, the Company owed Knight $4,110,521 on this loan, net of discount (see Note 10).

On June 26, 2015, the Company entered into a Security Agreement with Knight Therapeutics, Inc., through its wholly owned subsidiary Neuragen Corp., for the purchase of Knight Therapeutics, Inc.’s assets. At March 31, 2016, the Company owed Knight $538,102 in relation to this agreement (see Note 10).

On August 18, 2015, the Company entered into a Consulting Agreement with Kara Harshbarger, the co-founder of Hand MD, LLC, pursuant to which she will provide marketing and sales related service. The Company will pay Ms. Harshbarger $10,000 a month for one year unless the Consulting Agreement is terminated earlier by either party. Hand MD, LLC is a 50% owner in Hand MD Corp. The Company expensed $30,000 through payroll for the three months ended March 31, 2016. As of March 31, 2016, the total outstanding balance was $0.

On November 12, 2015, the Company entered into a Loan Agreement with Knight Therapeutics (Barbados) Inc., a related party, for the purchase of NomadChoice Pty Limited and Breakthrough Products, Inc. At March 31, 2016, the Company owed Knight $3,828,660 on this loan, net of discount (see Note 10).

At March 31, 2016 NomadChoice Pty Ltd., a subsidiary of the Company, owed Knight Therapeutics $46,323 in connection with a royalty distribution agreement.

Note 9 – Accounts Payable and Accrued Liabilities

As of March 31, 2016 and December 31, 2015, accounts payable and accrued liabilities consisted of the following:

	March 31, 2016	December 31, 2015
Accrued payroll	$35,099	$128,237
Accrued legal fees	50,955	38,752
Accounting fees	67,248	-
Manufacturers	1,082,696	1,527,333
Inventory	34,548	-
Promotions	353,050	1,213,021
Returns allowance	883,668	1,128,133
Customers	411,033	411,033
Interest	45,206	110,754
Royalties	46,323	71,573
Warehousing	7,298	31,748
Others	158,057	371,518
Total	$3,175,181	$5,032,102

Note 10 –Notes Payable

The Company’s loans payable at March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016	December 31, 2015

Loans payable	$11,288,103	$12,406,589
Unamortized debt discount	(2,060,819)	(2,536,418)
Unamortized debt issuance cost	(312,812)	(378,852)
Total	8,914,472	9,491,319
Less: Current portion	(4,812,639)	(3,775,669)
Long-term portion	$4,101,833	$5,715,650

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

The Company recognized amortization of debt discount of $218,253 (LT warrants) during the three months ended March 31, 2016. Unamortized debt discount as of March 31, 2016 amounted to $389,479.

The Company also recorded deferred financing costs of $289,045 with respect to the above loan in 2015. The Company recognized amortization of deferred financing costs of $35,636 during the three months ended March 31, 2016.

The Company recognized and paid interest expense of $181,814 during the three months ended March 31, 2016. Accrued interest expense was $0 as of March 31, 2016. Loan payable balance was $4,500,000 as of March 31, 2016.

$1,500,000 January 22, 2015 Loan:

On January 22, 2015, the Company issued a 0% promissory note in a principal amount of $1,500,000 in connection with an Asset Purchase Agreement. The note has a maturity date of January 20, 2017, with $750,000 to be paid on or before January 20, 2016 and an additional $750,000 to be paid on or before January 20, 2017. Loan payable balance was $750,000 as of March 31, 2016.

$950,000 June 26, 2015 Security Agreement:

On June 26, 2015, the Company, through its wholly owned subsidiary, Neuragen Corp. (“Neuragen”), issued a 0% promissory note in a principal amount of $950,000 in connection with an Asset Purchase Agreement. The note requires $250,000 to be paid on or before June 30, 2016, and $700,000 to be paid in quarterly installments (beginning with the quarter ended September 30, 2015) equal to the greater of $12,500 or 5% of U.S. net sales, and 2% of U.S. net sales of Neuragen for 60 months thereafter. The payment of such amounts is secured by a security interest in certain assets, undertakings and property (“Collateral”) pursuant to the Security Agreement, which will be released upon receipt of total payments of $1.2 million.

The Company also recorded deferred financing costs of $10,486 with respect to the above agreement in 2015. The Company recognized amortization of deferred financing costs of $1,293 during the three months ended March 31, 2016. The Company has recorded present value of future payments of $538,102 and $515,854 as of March 31, 2016 and December 31, 2015, respectively. The Company has recorded interest expense of $19,013 for the three months ended March 31, 2016.

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

The beneficial conversion feature of the warrants issued to the noteholders amounted to $2,553,287 (5,550,625 warrants) and $2,067,258 (4,547,243 warrants), respectively, and was recorded as debt discount of the corresponding debt in 2015. For derivative liability calculation on 4,547,243 warrants, refer to Note 15.

The Company recognized amortization of debt discount of $257,347 (4,547,243 warrants) during the three months ended March 31, 2016. Unamortized debt discount as of March 31, 2016 amounted to $1,671,339.

The Company also recorded deferred financing costs of $233,847 with respect to the above loan in 2015. The Company recognized amortization of deferred financing costs of $29,111 during the three months ended March 31, 2015.

The Company recognized interest expense of $206,250 during the three months ended March 31, 2016. Accrued interest expense was $45,206 as of March 31, 2016. The balance at March 31, 2016 was $5,500,000.

Note 11 – Stockholders’ Equity

The total number of shares of all classes of capital stock which the Company is authorized to issue is 300,000,000 shares of common stock with $0.00001 par value.

As of both March 31, 2016 and December 31, 2015, there were 81,692,954 shares of the Company’s common stock issued and outstanding.

Note 12 – Commitments & Contingencies

Litigation:

From time to time the Company may become a party to litigation in the normal course of business. Management believes that there are no current legal matters that would have a material effect on the Company’s financial position or results of operations.

Operating leases

In April 2014, a subsidiary entered into an extension of a non-cancellable operating lease for office space that expires on March 31, 2017. Rent expense under this lease for the three months ended March 31, 2016 was $8,923 per month less a $3,010 per month sublease through March 2017.

In December 2015, a subsidiary entered into a non-cancellable operating lease for office space through November 2016. Rental payments under this lease are $5,500 Australian dollars per month, which is approximately $4,200.

In December 2015, the Company entered into a non-cancellable operating lease for office space through December 2016. Rental payments under this lease are $5,500 per month.

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of March 31, 2016:

Year ending December 31:
2016 – remaining nine months	$163,407
2017	26,769
Total	$190,176

On December 8, 2014, a subsidiary entered into a non-cancellable 36 month phone lease with an estimated cost of $894 a month.

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of March 31, 2016:

Year ending December 31:
2016 – remaining nine months	$8,046
2017	9,834
Total	$17,880

Note 13 – Stock Options

On July 30, 2014, the Company’s board of directors approved the Company’s 2014 Equity Incentive Plan and the reservation of 15,525,000 shares of common stock for issuance under such plan. Such plan was approved by the Company’s shareholders and became effective on August 5, 2015.

On April 2, 2014, the Company granted 1,000,000 options with an exercise price of $0.25 per share to a company owned by Mr. Jack Ross, Chief Executive Officer of the Company.

On December 14, 2015, the Company granted 1,000,000 options each with an exercise price of $0.25 per share to two Board Members of the Company.

On December 14, 2015, the Company granted 1,000,000 options each with an exercise price of $0.65 per share to two employees of the Company.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees and consultants under a stock option plan at March 31, 2016:

	Options Outstanding			Options Exercisable
Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
$0.25 - $0.65	5,000,000	8.4	$0.41	3,000,000	$0.25

The stock option activity for the three months ended March 31, 2016 is as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2015	5,000,000	$0.41
Granted	-	-
Exercised	-	-
Expired or canceled	-	-
Outstanding at March 31, 2016	5,000,000	$0.41

Stock-based compensation expense related to vested options was $302,641 during the three months ended March 31, 2016. The Company determined the value of share-based compensation for options vesting during the period using the Black-Scholes fair value option-pricing model with the following weighted average assumptions: estimated fair value of Company’s common stock of $0.74, risk-free interest rate of 2.23%, volatility of 154%, expected lives of 10 years, and dividend yield of 0%. Stock options outstanding as of March 31, 2016, as disclosed in the above table, have an intrinsic value of $600,000.

Note 14 – Stock Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock at March 31, 2016:

	Warrants Outstanding			Warrants Exercisable
Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
$0.34	3,584,759	8.85	$0.34	3,584,759	$0.34
0.49	4,547,243	9.65	0.49	4,547,243	0.49
5.00	1,000,000	2.75	5.00	1,000,000	5.00

The warrant activity for the three months ended March 31, 2016 is as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2015	$9,132,002	$0.92
Granted	-	-
Exercised	-	-
Expired or canceled	-	-
Outstanding at March 31, 2016	$9,132,002	$0.92

Note 15 – Derivatives

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

Fair value at March 31, 2016 was estimated to be $2,009,681 and based on the following assumptions:

March 31, 2016
Risk-free interest rate	1.78%
Expected remaining term	9.5 Years
Expected volatility	156.96%
Dividend yield	0%

During the period ended March 31, 2016, the decrease in the fair value of the warrant derivative liability of $1,086,498 was recorded as a gain on change in fair value of derivative liability.

Note 16 – Segments

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

Net sales attributed to customers in the United States and foreign countries for the period ended March 31, 2016 and 2015 were as follows:

	March 31, 2016	March 31, 2015
United States	$8,198,083	$1,600,249
Foreign countries	69,668	-
	$8,267,751	$1,600,249

The Company’s net sales by product group for the period ended March 31, 2016 and 2015 were as follows:

	March 31, 2016	March 31, 2015
Nutraceuticals	$7,865,915	$1,600,249
Over the Counter (OTC)	377,063	-
Cosmeceuticals	24,773	-
	$8,267,751	$1,600,249

(1) Net sales for any other product group of similar products are less than 10% of consolidated net sales.

Long-lived assets (net) attributable to operations in the United States and foreign countries as of March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016	December 31, 2015
United States	$17,191,578	$17,411,598
Foreign countries	16,385	12,081
	$17,207,963	$17,423,679

Note 17 – Acquisitions

In the Company’s Annual Report on Form 10-K, the following disclosure was made with regard to the Company’s initial allocation of the fair value of the assets and liabilities acquired in the FOCUSfactor acquisition.

“Note 3 – Acquisitions

Asset Purchase Agreement with Factor Nutrition Labs:

The Company has accounted for this transaction under the acquisition method of accounting. Under the acquisition method of accounting, the total acquisition consideration price is allocated to the assets acquired and liabilities assumed based on their preliminary estimated fair values based on the management’s estimates as of the date of the acquisition. The Company expects to retain the services of independent valuation firm to determine the fair value of these identifiable intangible assets. Once determined, the Company will reallocate the purchase price of the acquisition based on the results of the independent evaluation if they are materially different from the allocations as recorded on January 22, 2015. The Company expects the purchase price allocations for the acquisition of Focus Factor Business to be completed by the filing of first quarter 2016 statements.”

The Company has consulted with a valuation professional to assist in determining the fair value of the identifiable FOCUSfactor intangible assets. As a result of this work, the Company has increased the amount allocated to the FOCUSfactor indefinite-lived brand and patent by $450,000 and reduced the amount recorded to goodwill by an identical amount. This adjustment had no effect on the income statement. The Company believes that the restated amount of $1,450,000 properly states the fair value of the FOCUSfactor brand and patent.

Note 18 – Income Taxes

Income tax expense was $183,905 for the three months ended March 31, 2016, compared to $0 for the same period in 2015. The current provision is attributable to Australian operations and the current tax rate in effect in that country.

The total deferred tax asset is calculated by multiplying a domestic (US) 34% marginal tax rate by the cumulative net operating loss carryforwards (“NOL”). The Company currently has NOLs, which expire through 2035. The deferred tax asset related to the NOLs. Management has determined based on all the available information that a 100% valuation reserve is required.

For U.S. purposes, the Company has not completed its evaluation of NOL utilization limitations under Internal Revenue Code, as amended (the “Code”) Section 382, change of ownership rules. If the Company has had a change in ownership the NOL’s would be limited as to the amount that could be utilized each year, based on the Code.

Note 19 – Subsequent Events

Management evaluated all activities of the Company through the issuance date of the Company’s unaudited condensed consolidated financial statements and concluded that no subsequent events have occurred that would require adjustments or disclosure into the unaudited condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Synergy for the three months ended March 31, 2016 and 2015, should be read in conjunction with the financial statements of Synergy, and the notes to those financial statements that are included elsewhere in this Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in our Form 10-K filed on March 31, 2016. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

March 31, 2016
Net income	$2,810,476
Interest income	(3,924)
Interest expense	431,264
Taxes	183,905
Depreciation	2,227
Amortization	818,049
EBITDA	$4,241,997
Gain on change in fair value of derivative liability	(1,086,498)
Stock-based compensation	302,641
One-time expenses for acquisitions	59,163
Gain on foreign currency translation and transaction	(94,084)
Adjusted EBITDA	$3,423,219

EBITDA and Adjusted EBITDA are considered non-GAAP financial measures. EBITDA represents earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA represents EBITDA, further adjusted to exclude the impact of higher-than-normal revenue change order activity and certain expenses and transactions that we believe are not representative of our core operating results, including gain on change in fair value of derivative liability; stock-based compensation; one-time expenses for acquisitions; and the gain on foreign currency translation and transaction;. The Company’s definitions of EBITDA and adjusted EBITDA might not be comparable to similarly titled measures reported by other companies.

Results of Operations for the Three months Ended March 31, 2016 and 2015

Revenue

For the three months ended March 31, 2016, we had revenue of $8,267,751 from sales of our products, as compared to revenue of $1,600,249 for the same period in 2015. This is primarily due to the acquisitions we completed during 2015.

Cost of Revenue

For the three months ended March 31, 2016, our cost of revenue was $2,036,577. Our cost of revenue for the three months ended March 31, 2015, was $605,282. This increase is also due to the acquisitions we completed during 2015.

Gross Profit

Gross profit was $6,231,174 for the three months ended March 31, 2016, as compared to gross profit of $994,967 for the same period in 2015.

Operating Expenses

Selling and Marketing Expenses

For the three months ended March 31, 2016, our selling and marketing expenses were $1,447,676 as compared to $733,589 for the same period in 2015, which is primarily due to marketing our various products in multiple media channels including print, television and online.

General and Administrative Expenses

For the three months ended March 31, 2016, our general and administrative expenses were $1,868,805. For the three months ended March 31, 2015, our operating expenses were $314,820. The increase is primarily due to the acquisitions completed during 2015 and having general costs now to run and manage each brand.

Depreciation and Amortization Expenses

For the three months ended March 31, 2016, our depreciation and amortization expenses were $278,637 as compared to $77,242 for the same period in 2015. The increase in 2016 is due to the acquisitions completed during 2015.

Other Income and Expenses

For the three months ended March 31, 2016 and 2015 we had other (income) and expense items of the following:

	Three months ended March 31, 2016	Three months ended March 31, 2015
Interest income	$(3,924)	$-
Interest expense	431,264	171,393
Remeasurement gain on translation of foreign subsidiary	(240,806)	-
Gain on change in fair value of derivative liability	(1,086,498)	-
Amortization of debt discount	475,600	2,089,005
Amortization of debt issuance cost	66,039	27,321
Total	$(358,325)	$2,287,719

For the three months ended March 31, 2016, we had interest expense of $431,264 as compared to $171,393 for the same period in 2015. The increase was due to the issuance of loans for the purpose of acquisitions of various companies during 2015. We also issued warrants along with the loans and paid debt issuance cost in 2015 which lead to the amortization of debt discount and debt issuance costs. We issued warrants with a reset provision in 2015 which lead to the calculation of warrant derivative liability and hence we recorded a gain on change in fair value of derivative liability. During 2015, we acquired a foreign subsidiary and thus recorded a remeasurement gain on the foreign currency translation.

Net Income (Loss)

For the three months ended March 31, 2016, our net income was $2,810,476, as compared to a net loss of ($2,418,404) for the same period in 2015.

Liquidity and Capital Resources

Overview

As of March 31, 2016, we had $3,763,085 cash on hand and a $4,446,866 working capital deficit. The deficit is largely due to a derivative liability for stock warrants outstanding of $2,009,681. In addition, we also had restricted cash of $158,142 which is comprised of $104,488 for a rolling reserve with Paypal, $3,693 in an escrow account and $50,000 for credit card collateral.

Going Concern

The Company’s unaudited condensed consolidated financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had accumulated deficit at March 31, 2016 of $5,759,365. The Company had a working capital deficit of $4,290,701 as of March 31, 2016. Due to acquisitions during 2015 of revenue-producing products, the Company believes it has established an ongoing source of revenue that is sufficient to cover its operating costs.

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

Three months ended March 31, 2016 and 2015

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2016 was $3,425,171, compared to $495,221 for the same period in 2015. This increase in net cash provided by operating activities for the three months ended March 31, 2016 was primarily attributable to an increase in net income due to the acquisitions in 2015 as well as the changes in operating assets and liabilities.

The $3,425,171 consists of our net income of $2,810,476 increased by:

Amortization of debt issuance cost	$66,039
Depreciation and amortization	278,637
Stock based compensation	302,641
Amortization of debt discount	475,600
Change in fair value of derivative liability	(1,086,498)
Remeasurement gain on translation of foreign subsidiary	(240,806)
Non cash implied interest	42,717
Decrease in accounts receivable	2,361,207
Decrease in inventory	9,815
Increase in prepaid expenses	(80,433)
Decrease in accounts payable and accrued expenses	(1,514,226)

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2016 was $386,021, compared to net cash used of $4,501,654 for the same period in 2015. The increase in cash during 2016 is attributable to the release of restricted cash and the cash used in 2015 is attributable to the purchase of the Focus Factor assets.

Payments for acquisition of fixed assets	$(62,921)
Restricted cash	448,942

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities for the three months ended March 31, 2016 was $3,689,000, compared to net cash provided of $5,722,140 for the same period in 2015. This is attributable to the repayment of notes during 2016 and the proceeds of the notes in 2015.

Repayment of notes payable	$(1,137,500)
Payment of earn out liability	(2,551,500)

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Significant estimates are assumptions about collection of accounts receivable, useful life of fixed and intangible assets, goodwill and assumptions used in Black-Scholes-Merton, or BSM, valuation methods, such as expected volatility, risk-free interest rate, and expected dividend rate.

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. As of March 31, 2016, the Company had no cash equivalents.

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

Intangible Assets

We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. Intangible assets are amortized on a straight line basis over the useful lives.

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

Indicators of impairment include significant underperformance relative to historical or projected future operating results, significant changes in our use of the assets or in our business strategy, loss of or changes in customer relationships and significant negative industry or economic trends. When indications of impairment arise for a particular asset or group of assets, we assess the future recoverability of the carrying value of the asset (or asset group) based on an undiscounted cash flow analysis. If carrying value exceeds projected, net, undiscounted cash flows, an additional analysis is performed to determine the fair value of the asset (or asset group), typically a discounted cash flow analysis, and an impairment charge is recorded for the excess of carrying value over fair value. As of March 31, 2016, our qualitative analysis of long-lived assets did not indicate any impairment.

Goodwill

An asset purchase is accounted for under the purchase method of accounting. Under that method, assets and liabilities of the business acquired are recorded at their estimated fair values as of the date of the acquisition, with any excess of the cost of the acquisition over the estimated fair value of the net tangible and intangible assets acquired recorded as goodwill. As of March 31, 2016, our qualitative analysis of goodwill did not indicate any impairment.

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

Income Taxes

The Company utilizes FASB ASC 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is recorded when it is “more likely-than-not” that a deferred tax asset will not be realized.

The Company generated a deferred tax asset through net operating loss carry-forward. However, a valuation allowance of 100% has been established due to the uncertainty of the Company’s realization of the net operating loss carry forward prior to its expiration.

NomadChoice Pty Ltd, the Company’s foreign wholly-owned subsidiary, is subject to income taxes in the jurisdictions in which it operates. Significant judgment is required in determining the provision for income tax. There are many transactions and calculations undertaken during the ordinary course of business for which the ultimate tax determination is uncertain. The Company recognizes liabilities for anticipated tax audit issues based on the Company’s current understanding of the tax law. Where the final tax outcome of these matters is different from the carrying amounts, such differences will impact the current and deferred tax provisions in the period in which such determination is made.

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under ASC subtopic 260-10, Earnings Per Share. Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted earnings per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock (using the “treasury stock” method), unless their effect on net loss per share is anti-dilutive. As of March 31, 2016, options to purchase 5,000,000 shares of common stock and warrants to purchase 9,132,002 shares of common stock were outstanding. These potential shares were included in the shares used to calculate diluted earnings per share.

Going Concern

The Company’s unaudited condensed consolidated financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had accumulated deficit at March 31, 2016 of $5,759,365. The Company had a working capital deficit of $4,290,701 as of March 31, 2016. Due to acquisitions during 2015 of revenue-producing products, the Company believes it has established an ongoing source of revenue that is sufficient to cover its operating costs.

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

As of March 31, 2016, the Company has determined that there were no assets or liabilities measured at fair value, except for the warrant derivative liability.

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

Foreign Currency Translation

The functional currency of each of the Company’s foreign subsidiary (Nomadchoice Pty Ltd.) is the U.S. Dollar. The Company’s foreign subsidiary maintains its record using local currency (Australian Dollar). All monetary assets and liabilities of the foreign subsidiary were translated into U.S. Dollars at quarter end exchange rates, non-monetary assets and liabilities of the foreign subsidiary were translated into U.S. Dollars at transaction day exchange rates. Income and expense items related to non-monetary items were translated at exchange rates prevailing during the transaction date and other incomes and expenses were translated using average exchange rate for the period. The resulting translation adjustments, net of income taxes, were recorded in statements of operations as Remeasurement gain or loss on translation of foreign subsidiary.

Concentrations of Credit Risk

In the normal course of business, the Company provides credit terms to its customers; however, collateral is not required. Accordingly, the Company performs credit evaluations of its customers and maintains allowances for possible losses which, when realized, were within the range of management’s expectations. From time to time, a higher concentration of credit risk exists on outstanding accounts receivable for a select number of customers due to individual buying patterns.

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

A Black-Scholes-Merton option-pricing model, with dilution effects, was utilized to estimate the fair value of the Warrant Derivative Liabilities as of March 31, 2016. This model is subject to the significant assumptions discussed below and requires the following key inputs with respect to the Company and/or instrument:

Input	March 31, 2016
Stock Price	$0.45
Exercise Price	$0.49
Expected Life (in years)	9.0
Stock Volatility	156.96%
Risk-Free Rate	1.78%
Dividend Rate	0%
Outstanding Shares of Common Stock	4,547,243

Cost of Sales

Cost of sales includes the purchase cost of products sold and all costs associated with getting the products into the retail stores including buying and transportation costs.

Debt Issuance Costs

Debt issuance costs consist primarily of arrangement fees, professional fees and legal fees. These costs are netted off with the related loan and are being amortized to interest expense over the term of the related debt facilities.

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

Related parties

Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. All transactions with related parties shall be recorded at fair value of the goods or services exchanged. Property purchased from a related party is recorded at the cost to the related party and any payment to or on behalf of the related party in excess of the cost is reflected as a distribution to the related party.

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

Reclassification of Prior Period Presentation

Certain reclassifications have been made to conform the prior period data to the current presentations. These reclassifications had no effect on the reported results.

Recent Accounting Pronouncements

ASU 2016-01

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-01, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact of adopting this guidance.

ASU 2015-17

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. Currently deferred taxes for each tax jurisdiction are presented as a net current asset or liability and net noncurrent asset or liability on the balance sheet. To simplify the presentation, the new guidance requires that deferred tax liabilities and assets for all jurisdictions along with any related valuation allowances be classified as noncurrent in a classified statement of financial position. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016, and early adoption is permitted. The Company has adopted this guidance in the fourth quarter of the year ended December 31, 2015 on a retrospective basis. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows, and did not have any effect on prior periods due to the full valuation allowance against the Company’s net deferred tax assets.

ASU 2015-16

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement –Period Adjustments. Changes to the accounting for measurement-period adjustments relate to business combinations. Currently, an acquiring entity is required to retrospectively adjust the balance sheet amounts of the acquiree recognized at the acquisition date with a corresponding adjustment to goodwill as a result of changes made to the balance sheet amounts of the acquiree. The measurement period is the period after the acquisition date during which the acquirer may adjust the balance sheet amounts recognized for a business combination (generally up to one year from the date of acquisition). The changes eliminate the requirement to make such retrospective adjustments, and, instead require the acquiring entity to record these adjustments in the reporting period they are determined. The new standard is effective for both public and private companies for periods beginning after December 15, 2015. Adoption of this new standard did not have any material on the Company’s financial position, results of operations or cash flows.

ASU 2015-14

In August 2015, the FASB issued ASU No. 2015-14, Revenue From Contracts With Customers (Topic 606). The amendments in this ASU defer the effective date of ASU 2014-09. Public business entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are still evaluating the effect of the adoption of ASU 2014-09.

ASU 2015-11

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (Topic 330). ASU 2015-11 simplifies the accounting for the valuation of all inventory not accounted for using the last-in, first-out (“LIFO”) method by prescribing that inventory be valued at the lower of cost and net realizable value. ASU 2015-11 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 on a prospective basis. We do not expect the adoption of ASU 2015-11 to have a material effect on our financial position, results of operations or cash flows.

ASU 2015-05

In April 2015, the FASB issued ASU 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40). ASU 2015-05 provides guidance regarding the accounting for a customer’s fees paid in a cloud computing arrangement; specifically about whether a cloud computing arrangement includes a software license, and if so, how to account for the software license. ASU 2015-05 is effective for public companies’ annual periods, including interim periods within those fiscal years, beginning after December 15, 2015 on either a prospective or retrospective basis. Early adoption is permitted. Adoption of this new standard did not have any impact on the Company’s financial position, results of operations or cash flows.

ASU 2015-07

In May 2015, the FASB issued ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (“ASU 2015-07”). This guidance eliminates the requirement to categorize investments within the fair value hierarchy if their fair value is measured using the net asset value (“NAV”) per share practical expedient in the FASB’s fair value measurement guidance. The new standard is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. Adoption of this new standard did not have any impact on the Company’s financial position, results of operations or cash flows.

ASU 2015-03

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments are to be applied on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance. The Company reclassified debt issuance cost of $312,812 and $378,852 from other assets to liabilities and netted off with the related loans in the liabilities as of March 31, 2016 and December 31, 2015, respectively.

ASU 2015-02

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The ASU focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification and improves current U.S. GAAP by placing more emphasis on risk of loss when determining a controlling financial interest, reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (“VIE”), and changing consolidation conclusions for companies in several industries that typically make use of limited partnerships or VIEs. The ASU will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. Adoption of this new standard did not have any impact on the Company’s financial position, results of operations or cash flows.

ASU 2015-01

In January 2015, the FASB issued ASU No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This ASU eliminates from U.S. GAAP the concept of extraordinary items. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. Adoption of this new standard did not have any impact on the Company’s financial position, results of operations or cash flows.

ASU 2014-17

In November 2014, the FASB issued ASU No. 2014-17, Business Combinations (Topic 805): Pushdown Accounting. This ASU provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. ASU 2014-17 was effective on November 18, 2014. The adoption of ASU 2014-17 did not have any effect on our financial position, results of operations or cash flows.

ASU 2014-16

In November 2014, the FASB issued ASU 2014-16, Derivatives and Hedging (Topic 815). ASU 2014-16 addresses whether the host contract in a hybrid financial instrument issued in the form of a share should be accounted for as debt or equity. ASU 2014-16 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We do not currently have issued, nor are we investors in, hybrid financial instruments. Accordingly, we do not expect the adoption of ASU 2014-16 to have any effect on our financial position, results of operations or cash flows.

ASU 2014-15

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40). ASU 2014-15 provides guidance related to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosure. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for interim and annual periods thereafter. Early application is permitted. We do not expect the adoption of ASU 2014-15 to have a material effect on our financial position, results of operations or cash flows.

ASU 2014-12

In June 2014, the FASB issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Adoption of this new standard did not have any impact on the Company’s financial position, results of operations or cash flows.

ASU 2014-09

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). ASU 2014-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. We are still evaluating the effect of the adoption of ASU 2014-09. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 by one year for all entities and permits early adoption on a limited basis. ASU 2014-09 will be effective for the Company in the first quarter of 2018, and early adoption permitted in the first quarter of 2017. The Company does not believe the adoption of this ASU will have a material impact on its financial position, results of operations or cash flows.

ASU 2014-08

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) and Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 amends the definition for what types of asset disposals are to be considered discontinued operations, as well as amending the required disclosures for discontinued operations and assets held for sale. ASU 2014-08 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2014. The adoption of ASU 2014-08 did not have any effect on our financial position, results of operations or cash flows.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and concluded that as of March 31, 2016, (i) the Company’s disclosure controls and procedures were not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”), and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Inherent Limitations on Effectiveness of Controls

The Company’s management does not expect that its disclosure controls or its internal control over financial reporting, if effective, will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

Signatures	Title	Date

/s/ Jack Ross	Chief Executive Officer and Chief Financial Officer	April 25, 2016

