Form 10-Q
period 2016-06-30
Synergy CHC Corp.
filed 2016-08-05
CIK 1562733

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 1, 2016, 81,264,357 shares of our common stock were issued and outstanding.

SYNERGY CHC CORP.

INDEX

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Synergy CHC Corp.

Condensed Consolidated Balance Sheets

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$3,006,615	$3,640,893
Restricted cash	291,620	607,084
Accounts Receivable	978,577	3,979,857
Prepaid expenses	1,079,796	422,434
Inventory	807,835	686,655
Total Current Assets	6,164,443	9,336,923

Fixes assets, net	157,973	12,017
Goodwill	9,776,400	11,496,402
Intangible assets, net	5,903,163	5,915,262
Total Assets	$22,001,979	$26,760,604

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$1,960,306	$5,032,102
Provision for income taxes payable	810,798	910,894
Earn out payment	-	2,551,500
Current portion of long-term debt, net of debt discount and debt issuance cost, related party	4,761,617	3,025,669
Current portion of long-term debt	750,000	750,000
Warrant derivative liability	2,673,104	3,096,179
Total Current Liabilities	10,955,825	15,366,344

Long-term Liabilities:
Note payable	-	750,000
Royalty payable	290,725	258,897
Note payable, net of debt discount and debt issuance cost, related party	3,049,427	4,965,650
Total Long-term Liabilities	3,340,152	5,974,547
Total Liabilities	14,295,977	21,340,891

Commitments and contingencies	-	-

Stockholders’ Equity:
Common stock, $0.00001 par value; 300,000,000 shares authorized; 81,978,124 and 81,692,954 shares issued and outstanding, respectively	820	817
Common stock to be issued	-	68,000
Additional paid in capital	13,476,016	13,920,735
Accumulated other comprehensive income	1,120	-
Accumulated deficit	(5,771,954)	(8,569,841)
Total stockholders’ equity	7,706,002	5,419,713
Total Liabilities and Stockholders’ Equity	$22,001,979	$26,760,604

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Synergy CHC Corp.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the three months ended		For the six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Revenue	$8,274,575	$2,455,747	$16,542,326	$4,055,996
Cost of sales	2,182,292	1,028,052	4,218,869	1,633,334
Gross profit	6,092,283	1,427,695	12,323,457	2,422,662

Operating expenses
Selling and marketing	2,189,179	680,189	3,636,855	1,413,778
General and administrative	1,679,378	385,832	3,548,183	700,652
Depreciation and amortization	294,373	101,911	573,010	179,153
Total operating expenses	4,162,930	1,167,932	7,758,048	2,293,583

Income from operations	1,929,353	259,763	4,565,409	129,079

Other (income) expenses
Interest income	(749)	-	(4,673)	-
Interest expense	401,958	227,797	833,222	399,190
Remeasurement loss (gain) on translation of foreign subsidiary	213,799	-	(27,007)	-
Loss (gain) on change in fair value of derivative liability	663,423	-	(423,075)	-
Amortization of debt discount	393,108	182,070	868,708	2,271,075
Amortization of debt issuance cost	59,224	36,032	125,263	63,352

Total other expenses	1,730,763	445,899	1,372,438	2,733,617

Net income (loss) before income taxes	198,590	(186,136)	3,192,971	(2,604,538)
Income tax expense	211,180	-	395,085	-
Net (loss) income after tax	$(12,590)	$(186,136)	$2,797,886	$(2,604,538)

Net (loss) income per share – basic	$(0.00)	(0.00)	$0.03	$(0.04)
Net (loss) income per share – diluted	$(0.00)	(0.00)	$0.03	$(0.04)

Weighted average common shares outstanding
Basic	81,721,158	67,095,187	81,707,056	66,492,457
Diluted	81,721,158	67,095,187	85,056,520	66,492,457

Comprehensive income (loss):
Net (loss) income	(12,590)	(186,136)	2,797,886	(2,604,538)
Foreign currency translation adjustment	1,120	-	1,120	-
Comprehensive (loss) income	$(11,470)	$(186,136)	$2,799,006	$(2,604,538)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Synergy CHC Corp.

Unaudited Condensed Consolidated Statements of Cash Flows

	For the six months ended
	June 30, 2016		June 30, 2015
Cash Flows from Operating Activities
Net income (loss)		$2,797,886	$(2,604,538)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization		573,010	179,153
Amortization of debt issuance cost		125,263	63,352
Stock issued for services		50,000	-
Stock based compensation expense		607,284	24,000
Change in the fair value of derivative liability		(423,075)	-
Remeasurement gain on translation of foreign subsidiary		(27,007)	-
Non cash implied interest		70,083	-
Amortization of debt discount		868,708	2,271,075
Changes in operating assets and liabilities:
Accounts receivable		3,001,280	1,279,272
Inventory		(121,180)	(93,031)
Prepaid expense		(657,362)	(70,061)
Accounts payable and accrued liabilities		(3,144,885)	(844,504)
Net cash provided by operating activities		3,720,005	204,718

Cash Flows from Investing Activities
Payments for acquisition of fixed assets		(156,867)	(1,654)
Payments for acquisition of Focus Factor		-	(4,500,000)
Payments for acquisition transaction with Knight Therapeutics Inc.		-	(250,000)
Payment of earn out liability		(2,551,500)	-
Restricted cash		315,464	-
Net cash used in investing activities		(2,392,903)	(4,751,654)

Cash Flows from Financing Activities
Proceeds from notes payable		-	6,000,000
Repayment of notes payable		(1,962,500)	(375,000)
Payment of debt issuance cost		-	(289,045)
Repayment to related party note		-	(152,120)
Proceeds from exercise of warrant		-	1
Net cash (used in) provided by financing activities		(1,962,500)	5,183,836

Effect of exchange rate on cash and cash equivalents		1,120	-

Net (decrease) increase in cash and cash equivalents		(634,278)	636,900

Cash and Cash Equivalents, beginning of period		3,640,893	338

Cash and Cash Equivalents, end of period		$3,006,615	$637,238

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest		$828,229	$394,521
Income taxes		$521,580	$-

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Reallocation of goodwill related to acquisition of Factor Nutrition to intellectual property		$450,000	$-
Reallocation of goodwill related to acquisition of Breakthrough Products, Inc. to intellectual property		$150,000	$-
Reallocation of non-compete agreement related to acquisition of Breakthrough Products, Inc. to goodwill		$50,000	$-
Adjusting the value of shares issued to goodwill related to acquisition of Breakthrough Products, Inc.		$1,170,000	$-
Reallocation of blogger database and intellectual property related to acquisition of Nomadchoice Pty Ltd. to customer database		$215,000	$-
Common stock to be issued now issued		$68,000	$-
Common stock issued for settlement of debt		$-	$100,000
Beneficial conversion feature on warrants issued concurrent with debt		$-	$3,415,514
Assumption of assets and liabilities as part of acquisition transaction		$-	$9,332,559
Assumption of liabilities as part of acquisition transaction with Knight Therapeutics, Inc.	$		$1,400,315
Note issued as part of asset purchase agreement		$-	$1,500,000

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

Synergy is the sole owner of four subsidiaries: Neuragen Corp., Breakthrough Products, Inc., NomadChoice Pty Ltd. and Synergy CHC Inc. and the results have been consolidated in these statements.

Synergy CHC Inc., a Canadian corporation, was created during February 2016 in order to perform marketing and customer service operations for the companies owned by Synergy CHC Corp.

Note 2 – Summary of Significant Accounting Policies

General

The accompanying condensed consolidated financial statements as of June 30, 2016 and December 31, 2015 and for the three and six months ended June 30, 2016 and 2015 are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Rule S-X of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2015 and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC.

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

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. As of June 30, 2016 the Company had no cash equivalents. The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (FDIC) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At June 30, 2016, the uninsured balance amounted to $2,910,492.

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

Indicators of impairment include significant underperformance relative to historical or projected future operating results, significant changes in our use of the assets or in our business strategy, loss of or changes in customer relationships and significant negative industry or economic trends. When indications of impairment arise for a particular asset or group of assets, we assess the future recoverability of the carrying value of the asset (or asset group) based on an undiscounted cash flow analysis. If carrying value exceeds projected, net, undiscounted cash flows, an additional analysis is performed to determine the fair value of the asset (or asset group), typically a discounted cash flow analysis, and an impairment charge is recorded for the excess of carrying value over fair value. As of June 30, 2016, our qualitative analysis of long-lived assets did not indicate any impairment.

Goodwill

An asset purchase is accounted for under the purchase method of accounting. Under that method, assets and liabilities of the business acquired are recorded at their estimated fair values as of the date of the acquisition, with any excess of the cost of the acquisition over the estimated fair value of the net tangible and intangible assets acquired recorded as goodwill. As of June 30, 2016, our qualitative analysis of goodwill did not indicate any impairment.

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

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under ASC subtopic 260-10, Earnings Per Share. Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted earnings per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock (using the “treasury stock” method), unless their effect on net loss per share is anti-dilutive. As of June 30, 2016, options to purchase 5,000,000 shares of common stock and warrants to purchase 9,132,002 shares of common stock were outstanding. These potential shares were included in the shares used to calculate diluted earnings per share.

Going Concern

The Company’s unaudited condensed consolidated financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had an accumulated deficit at June 30, 2016 of $5,771,954. The Company had a working capital deficit of $4,791,382 as of June 30, 2016. Due to acquisitions during 2015 of revenue-producing products, the Company believes it has established an ongoing source of revenue that is sufficient to cover its operating costs.

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

As of June 30, 2016, the Company has determined that there were no assets or liabilities measured at fair value, except for the warrant derivative liability.

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

Foreign Currency Translation

The functional currency of one of the Company’s foreign subsidiaries (Nomadchoice Pty Ltd.) is the U.S. Dollar. The Company’s foreign subsidiary maintains its record using local currency (Australian Dollar). All monetary assets and liabilities of the foreign subsidiary were translated into U.S. Dollars at quarter end exchange rates, non-monetary assets and liabilities of the foreign subsidiary were translated into U.S. Dollars at transaction day exchange rates. Income and expense items related to non-monetary items were translated at exchange rates prevailing during the transaction date and other incomes and expenses were translated using average exchange rate for the period. The resulting translation adjustments, net of income taxes, were recorded in statements of operations as Remeasurement gain or loss on translation of foreign subsidiary.

The functional currency of the Company’s other foreign subsidiary (Synergy CHC Inc.) is the Canadian Dollar (CAD). The Company’s foreign subsidiary maintains its record using local currency (CAD). All assets and liabilities of the foreign subsidiary were translated into U.S. Dollars at period end exchange rates and stockholders’equity is translated at the historical rates. Income and expense items were translated using average exchange rate for the period. The resulting translation adjustments, net of income taxes, are reported as other comprehensive income and accumulated other comprehensive income in the stockholder’s equity in accordance with ASC 220 – Comprehensive Income.

Translation gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are translated into either Australian Dollars or Canadian Dollars, as the case may be, at the rate on the date of the transaction and included in the results of operations as incurred.

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

A Black-Scholes-Merton option-pricing model, with dilution effects, was utilized to estimate the fair value of the Warrant Derivative Liabilities as of June 30, 2016. This model is subject to the significant assumptions discussed below and requires the following key inputs with respect to the Company and/or instrument:

Input	June 30, 2016
Stock Price	$0.61
Exercise Price	$0.49
Expected Life (in years)	9.0
Stock Volatility	134.63%
Risk-Free Rate	1.49%
Dividend Rate	0%
Outstanding Shares of Common Stock	4,547,243

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

Recent Accounting Pronouncements

ASU 2016-10

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which provides further guidance on identifying performance obligations and improves the operability and understandability of licensing implementation guidance. The effective date for ASU 2016-10 is the same as the effective date of ASU 2014-09 as amended by ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within those years. The Company has not yet determined the impact of ASU 2016-10 on its consolidated financial statements.

ASU 2016-09

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation, or ASU No. 2016-09. The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. We are currently evaluating the impact of adopting ASU No. 2016-09 on our consolidated financial statements.

ASU 2016-08

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) that clarifies how to apply revenue recognition guidance related to whether an entity is a principal or an agent. ASU 2016-08 clarifies that the analysis must focus on whether the entity has control of the goods or services before they are transferred to the customer and provides additional guidance about how to apply the control principle when services are provided and when goods or services are combined with other goods or services. The effective date for ASU 2016-08 is the same as the effective date of ASU 2014-09 as amended by ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within those years. The Company has not yet determined the impact of ASU 2016-08 on its consolidated financial statements.

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

ASU 2015-03

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments are to be applied on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance. The Company reclassified debt issuance cost of $253,589 and $378,852 from other assets to liabilities and netted off with the related loans in the liabilities as of June 30, 2016 and December 31, 2015, respectively.

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

The carrying value of inventory consisted of the following:

	June 30, 2016	December 31, 2015
Finished goods	$358,373	$535,908
Components	414,056	115,340
Raw Materials	35,406	35,406
Total inventory	$807,835	$686,654

As of January 22, 2015, inventory was pledged to Knight Therapeutics under the Loan Agreement (see note 10).

During the three month period ended June 30, 2016, a subsidiary reached an agreement with a former manufacturer and gained control over raw materials which will be used in future production.

Note 4 – Accounts Receivable

Accounts receivable, net of allowances for sales returns and doubtful accounts, consisted of the following:

	June 30, 2016	December 31, 2015
Trade accounts receivable	$978,577	$4,101,148
Less allowances	-	(121,291)
Total accounts receivable, net	$978,577	$3,979,857

During the year ended December 31, 2015, the Company charged $50,000 to bad debt expense in setting up an allowance. During the three and six months ended June 30, 2016, the Company charged $nil to bad debt expense in setting up an allowance.

Note 5 – Prepaid Expenses

Prepaid expenses consisted of the following:

	June 30, 2016	December 31, 2015
Advances for inventory	$229,295	$171,494
Media production	124,209	55,849
Insurance	24,174	54,519
Trade shows	57,950	45,700
Deposits	134,970	41,228
Consultants	-	24,000
Rent	-	16,216
License agreement	300,000	-
Prepayment on share settlement	184,105	-
Miscellaneous	25,093	13,428
Total	$1,079,796	$422,434

Note 6 – Concentration of Credit Risk

Cash and cash equivalents

The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (FDIC) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At June 30, 2016 and December 31, 2015, the uninsured balances amounted to $2,910,492 and $3,453,290, respectively.

Accounts receivable

As of June 30, 2016, five customers accounted for 83% of the Company’s accounts receivable. As of December 31, 2015, one customer accounted for 78% of the Company’s accounts receivable.

Major customers

For the six months ended June 30, 2016, four customers accounted for approximately 30% of the Company’s gross revenue. For the three months ended June 30, 2016, four customers accounted for approximately 38% of the Company’s gross revenue. For the six months ended June 30, 2015, four customers accounted for approximately 94% of the Company’s gross revenue. For the three months ended June 30, 2015, four customers accounted for approximately 97% of the Company’s gross revenue. For the year ended December 31, 2015, two customers accounted for approximately 71% of the Company’s gross revenues. Substantially all of the Company’s business is with companies in the United States.

Major suppliers

For the three and six months ended June 30, 2016 and 2015, our products were made by the following suppliers:

FOCUSfactor	Pittsburgh, PA	Tustin, CA
Flat Tummy Tea	Highland, NY	-
Neuragen	Linthicum Heights, MD	-
UrgentRx	Ogden, UT	-

It is the opinion of management that the products can be produced by other manufacturers and the choice to utilize these suppliers is not a significant concentration.

Note 7 – Fixed Assets and Intangible Assets

As of June 30, 2016 and December 31, 2015, fixed assets and intangible assets consisted of the following:

	June 30, 2016	December 31, 2015

Property and equipment	$174,885	$18,187
Less accumulated depreciation	(16,912)	(6,170)
Fixed assets, net	$157,973	$12,017

Depreciation expense for the three months ended June 30, 2016 and 2015 was $8,467 and $138, respectively. Depreciation expense for the six months ended June 30, 2016 and 2015 was $10,694 and $213, respectively.

	June 30, 2016	December 31, 2015

FOCUSfactor intellectual property	$1,450,000	$1,000,000
Intangible assets subject to amortization	5,623,016	5,521,751
Less accumulated amortization	(1,169,853)	(606,489)
Intangible assets, net	$5,903,163	$5,915,262

Amortization expense for the six months ended June 30, 2016 and 2015 was $562,316 and $178,940, respectively. Amortization expense for the three months ended June 30, 2016 and 2015 was $285,906 and $101,773, respectively. These intangible assets were acquired through Asset Purchase Agreement and Stock Purchase Agreements entered into during 2015.

During 2016, valuations were performed on acquisitions that occurred during 2015. Based on those valuations the Company adjusted intangible asset and goodwill – refer Note 17.

Note 8 – Related Party Transactions

The Company accrued and paid consulting fees of $25,000 per month to a company owned by Mr. Jack Ross, Chief Executive Officer of the Company. As of June 30, 2016, the total outstanding balance was $0.

On January 22, 2015, the Company entered into a Loan Agreement with Knight Therapeutics (Barbados) Inc. (“Knight”), a related party, for the purchase of the Focus Factor assets. At June 30, 2016, the Company owed Knight $3,683,782 on this loan, net of discount (see Note 10).

On June 26, 2015, the Company entered into a Security Agreement with Knight Therapeutics, Inc., through its wholly owned subsidiary Neuragen Corp., for the purchase of Knight Therapeutics, Inc.’s assets. At June 30, 2016, the Company owed Knight $294,843 in relation to this agreement (see Note 10).

On August 18, 2015, the Company entered into a Consulting Agreement with Kara Harshbarger, the co-founder of Hand MD, LLC, pursuant to which she will provide marketing and sales related service. The Company will pay Ms. Harshbarger $10,000 a month for one year unless the Consulting Agreement is terminated earlier by either party. Hand MD, LLC is a 50% owner in Hand MD Corp. The Company expensed $60,000 through payroll for the six months ended June 30, 2016 and $30,000 for the three months ended June 30, 2016. As of June 30, 2016, the total outstanding balance was $0.

On November 12, 2015, the Company entered into a Loan Agreement with Knight Therapeutics (Barbados) Inc., a related party, for the purchase of NomadChoice Pty Limited and Breakthrough Products, Inc. At June 30, 2016, the Company owed Knight $4,086,007 on this loan, net of discount (see Note 10).

At June 30, 2016 NomadChoice Pty Ltd., a subsidiary of the Company, owed Knight Therapeutics $45,783 in connection with a royalty distribution agreement.

Note 9 – Accounts Payable and Accrued Liabilities

As of June 30, 2016 and December 31, 2015, accounts payable and accrued liabilities consisted of the following:

	June 30, 2016	December 31, 2015
Accrued payroll	$98,088	$128,237
Accrued legal fees	7,897	38,752
Accounting fees	11,390	-
Manufacturers	184,219	1,527,333
Promotions	63,093	1,213,021
Returns allowance	860,126	1,128,133
Customers	404,375	411,033
Interest	45,206	110,754
Royalties	45,783	71,573
Warehousing	4,831	31,748
Others	235,298	371,518
Total	$1,960,306	$5,032,102

Note 10 – Notes Payable

The Company’s loans payable at June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016	December 31, 2015

Loans payable	$10,482,343	$12,406,589
Unamortized debt discount	(1,667,710)	(2,536,418)
Unamortized debt issuance cost	(253,589)	(378,852)
Total	8,561,044	9,491,319
Less: Current portion	(5,511,617)	(3,775,669)
Long-term portion	$3,049,427	$5,715,650

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

All outstanding principal and accrued and unpaid interest is due on the earliest to occur of either January 20, 2017 (the “Maturity Date”), or the date that Knight, in its discretion, accelerates the Company’s obligations due to an event of default. The Company may extend the Maturity Date for two successive additional 12-month periods if at March 31, 2016 and March 31, 2017, respectively, the Company’s revenues exceed $13.0 million and its EBITDA exceeds $2.0 million for the respective 12-month period then ending. These covenants were achieved, therefore the Company chose to extend the loan for the first 12-month period. Principal payments under the Loan Agreement commenced on June 30, 2015 and continue quarterly as set forth on the Repayment Schedule to the Loan Agreement.

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

The Company recognized amortization of debt discount of $135,761 and $354,014 (LT warrants) during the three and six months ended June 30, 2016, respectively. Unamortized debt discount as of June 30, 2016 amounted to $253,718.

The Company also recorded deferred financing costs of $289,045 with respect to the above loan in 2015. The Company recognized amortization of deferred financing costs of $28,806 and $64,441 during the three and six months ended June 30, 2016, respectively.

The Company recognized and paid interest expense of $167,828 and $349,642 during the three and six months ended June 30, 2016, respectively. Accrued interest expense was $0 as of June 30, 2016. Loan payable balance was $3,937,500 as of June 30, 2016.

$1,500,000 January 22, 2015 Loan:

On January 22, 2015, the Company issued a 0% promissory note in a principal amount of $1,500,000 in connection with an Asset Purchase Agreement. The note has a maturity date of January 20, 2017, with $750,000 to be paid on or before January 20, 2016 and an additional $750,000 to be paid on or before January 20, 2017. The loan payable balance was $750,000 as of June 30, 2016.

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

The Company also recorded deferred financing costs of $10,486 with respect to the above agreement in 2015. The Company recognized amortization of deferred financing costs of $1,307 and $2,600 during the three and six months ended June 30, 2016, respectively. The Company has recorded present value of future payments of $294,843 and $515,854 as of June 30, 2016 and December 31, 2015, respectively. The Company has recorded interest expense of $19,241 for the three months and $38,254 for the six months ended June 30, 2016.

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

The Company recognized amortization of debt discount of $257,347 (4,547,243 warrants) during the three months and $514,693 during the six months ended June 30, 2016, respectively. Unamortized debt discount as of June 30, 2016 amounted to $1,413,993.

The Company also recorded deferred financing costs of $233,847 with respect to the above loan in 2015. The Company recognized amortization of deferred financing costs of $29,111 and $58,222 during the three and six months ended June 30, 2015, respectively.

The Company recognized interest expense of $206,250 and $412,500 during the three and six months ended June 30, 2016, respectively. Accrued interest expense was $45,206 as of June 30, 2016. The balance at June 30, 2016 was $5,500,000.

Note 11 – Stockholders’ Equity

The total number of shares of all classes of capital stock which the Company is authorized to issue is 300,000,000 shares of common stock with $0.00001 par value.

During the six months ended June 30, 2016, the Company issued 213,742 shares of its common stock valued at $0.32 per share as part of an agreement for services rendered.

During the six months ended June 30, 2016, the Company issued 71,428 shares of its common stock valued at $0.70 per share for services rendered.

As of June 30, 2016 and December 31, 2015, there were 81,978,124 and 81,692,954 shares of the Company’s common stock issued and outstanding, respectively.

Note 12 – Commitments & Contingencies

Litigation:

From time to time the Company may become a party to litigation in the normal course of business. Management believes that there are no current legal matters that would have a material effect on the Company’s financial position or results of operations.

Operating leases

In April 2014, a subsidiary entered into an extension of a non-cancellable operating lease for office space that expires on March 31, 2017. Rent expense under this lease for the three and six months ended June 30, 2016 was $8,923 per month less a $3,010 per month sublease through March 2017. During the month of June 2016, the company was relieved from a portion of the lease, leaving the monthly obligation at $2,609 with the sublease of $3,010 still in effect.

In December 2015, a subsidiary entered into a non-cancellable operating lease for office space through November 2016. Rental payments under this lease are $5,500 Australian dollars per month, which is approximately $4,200.

In December 2015, the Company entered into a non-cancellable operating lease for office space through December 2016. Rental payments under this lease are $5,500 per month.

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2016:

Year ending December 31:
2016 – remaining six months	$69,654
2017	7,827
Total	$77,481

On December 8, 2014, a subsidiary entered into a non-cancellable 36 month phone lease with an estimated cost of $894 a month.

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2016:

Year ending December 31:
2016 – remaining six months	$5,364
2017	9,834
Total	$15,198

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

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees and consultants under a stock option plan at June 30, 2016:

	Options Outstanding			Options Exercisable
Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
$0.25 - $0.65	5,000,000	8.12	$0.41	3,000,000	$0.25

The stock option activity for the six months ended June 30, 2016 is as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2015	5,000,000	$0.41
Granted	-	-
Exercised	-	-
Expired or canceled	-	-
Outstanding at June 30, 2016	5,000,000	$0.41

Stock-based compensation expense related to vested options was $304,643 and $607,284 during the three and six months ended June 30, 2016, respectively. The Company determined the value of share-based compensation for options vesting during the period using the Black-Scholes fair value option-pricing model with the following weighted average assumptions: estimated fair value of Company’s common stock of $0.74, risk-free interest rate of 2.23%, volatility of 154%, expected lives of 10 years, and dividend yield of 0%. Stock options outstanding as of June 30, 2016, as disclosed in the above table, have an intrinsic value of $1,080,000.

Note 14 – Stock Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock at June 30, 2016:

	Warrants Outstanding			Warrants Exercisable
Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
$0.34	3,584,759	8.57	$0.34	3,584,759	$0.34
0.49	4,547,243	9.38	0.49	4,547,243	0.49
5.00	1,000,000	2.47	5.00	1,000,000	5.00

The warrant activity for the six months ended June 30, 2016 is as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2015	$9,132,002	$0.92
Granted	-	-
Exercised	-	-
Expired or canceled	-	-
Outstanding at June 30, 2016	$9,132,002	$0.92

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

Fair value at June 30, 2016 was estimated to be $2,673,104 and based on the following assumptions:

June 30, 2016
Risk-free interest rate	1.49%
Expected remaining term	9.00 Years
Expected volatility	134.63%
Dividend yield	0%

During the six months ended June 30, 2016, the decrease in the fair value of the warrant derivative liability of $423,075 was recorded as a gain on change in fair value of derivative liability.

During the three months ended June 30, 2016, the increase in the fair value of the warrant derivative liability of $663,423 was recorded as a loss on change in fair value of derivative liability.

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

Net sales attributed to customers in the United States and foreign countries for the six months ended June 30, 2016 and 2015 were as follows:

	June 30, 2016	June 30, 2015
United States	$15,378,792	$4,055,996
Foreign countries	1,163,534	-
	$16,542,326	$4,055,996

The Company’s net sales by product group for the six months ended June 30, 2016 and 2015 were as follows:

	June 30, 2016	June 30, 2015
Nutraceuticals	$15,940,440	$4,055,996
Over the Counter (OTC)	557,875	-
Cosmeceuticals	44,011	-
	$16,542,326	$4,055,996

Net sales attributed to customers in the United States and foreign countries for the three months ended June 30, 2016 and 2015 were as follows:

	June 30, 2016	June 30, 2015
United States	$7,180,709	$2,455,747
Foreign countries	1,093,866	-
	$8,274,575	$2,455,747

The Company’s net sales by product group for the three months ended June 30, 2016 and 2015 were as follows:

	June 30, 2016	June 30, 2015
Nutraceuticals	$8,074,525	$2,455,747
Over the Counter (OTC)	180,812	-
Cosmeceuticals	19,238	-
	$8,274,575	$2,455,747

(1) Net sales for any other product group of similar products are less than 10% of consolidated net sales.

Long-lived assets (net) attributable to operations in the United States and foreign countries as of June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016	December 31, 2015
United States	$15,811,295	$17,411,598
Foreign countries	26,241	12,081
	$15,837,536	$17,423,679

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

In the Company’s Annual Report on Form 10-K, the following disclosure was made with regard to the Company’s initial allocation of the fair value of the assets and liabilities acquired in the Breakthrough Products, Inc. acquisition.

“Note 3 – Acquisitions

Stock Purchase Agreement with Breakthrough Products, Inc.:

The Company has accounted for this transaction under the acquisition method of accounting. Under the acquisition method of accounting, the total acquisition consideration price is allocated to the assets acquired and liabilities assumed based on their preliminary estimated fair values based on the management’s estimates as of the date of the acquisition. The Company expects to retain the services of independent valuation firm to determine the fair value of these identifiable intangible assets. Once determined, the Company will reallocate the purchase price of the acquisition based on the results of the independent evaluation if they are materially different from the allocations as recorded on November 12, 2015. The Company expects the purchase price allocations for the acquisition of UrgentRx to be completed during 2016.”

The Company has consulted with a valuation professional to assist in determining the fair value of the identifiable Breakthrough Products, Inc.’s intangible assets. As a result of this work, the Company has increased the amount allocated to the UrgentRx patent by $150,000, decreased the amount allocated to a Non-Compete agreement by $50,000 and reduced the amount recorded to goodwill by the identical amounts. In addition, it was determined that an incorrect stock price was used to calculate the purchase price of the transaction. As a result of this determination, the Company decreased Additional Paid In Capital and Goodwill by $1,170,000. These adjustments had no effect on the income statement. The Company believes that these restated amounts properly states the fair value of the Breakthrough Products, Inc. transaction.

In the Company’s Annual Report on Form 10-K, the following disclosure was made with regard to the Company’s initial allocation of the fair value of the assets and liabilities acquired in the TPR Investments Pty Ltd. acquisition.

“Note 3 – Acquisitions

Stock Purchase Agreement with TPR Investments Pty Ltd.:

The Company has accounted for this transaction under the acquisition method of accounting. Under the acquisition method of accounting, the total acquisition consideration price is allocated to the assets acquired and liabilities assumed based on their preliminary estimated fair values based on the management’s estimates as of the date of the acquisition. The Company expects to retain the services of independent valuation firm to determine the fair value of these identifiable intangible assets. Once determined, the Company will reallocate the purchase price of the acquisition based on the results of the independent evaluation if they are materially different from the allocations as recorded on November 1, 2015. The Company expects the purchase price allocations for the acquisition of NomadChoice to be completed during 2016.”

The Company has consulted with a valuation professional to assist in determining the fair value of the identifiable NomadChoice’s intangible assets. As a result of this work, the Company has increased the amount allocated to the Customer Database by $215,000, decreased the amount allocated to Intellectual Property by $100,000 and decreased the amount allocated to the Blogger Database by $115,000. These adjustments had no effect on the income statement. The Company believes that these restated amounts properly state the fair value of the TPR Investments Pty Ltd. transaction.

Note 18 – Income Taxes

Income tax expense was $211,180 and $395,085 for the three and six months ended June 30, 2016, respectively compared to $0 for the same periods in 2015. The current provision is attributable to Australian operations and the current tax rate in effect in that country.

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

Note 19 – Subsequent Events

Management evaluated all activities of the Company through the issuance date of the Company’s unaudited condensed consolidated financial statements and concluded that the only subsequent event is the cancellation of 713,767 shares of common stock in relation to a settlement with a former shareholder.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Synergy for the three and six months ended June 30, 2016 and 2015, should be read in conjunction with the financial statements of Synergy, and the notes to those financial statements that are included elsewhere in this Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in our Form 10-K filed on March 31, 2016. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

For the six months ended June 30, 2016
Net income	$2,797,886
Interest income	(4,673)
Interest expense	833,222
Taxes	395,085
Depreciation	10,694
Amortization	1,556,287
EBITDA	$5,588,501
Gain on change in fair value of derivative liability	(423,075)
Stock-based compensation	607,284
Stock issued for services	50,000
One-time expenses	129,163
Gain on foreign currency translation and transaction	(10,748)
Adjusted EBITDA	$5,941,125

For the three months ended June 30, 2016
Net loss	$(12,590)
Interest income	(749)
Interest expense	401,958
Taxes	211,180
Depreciation	8,467
Amortization	738,238
EBITDA	$1,346,504
Loss on change in fair value of derivative liability	663,423
Stock-based compensation	304,643
Stock issued for services	50,000
One-time expenses	70,000
Loss on foreign currency translation and transaction	83,336
Adjusted EBITDA	$2,517,906

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

Results of Operations for the Three months Ended June 30, 2016 and 2015

Revenue

For the three months ended June 30, 2016, we had revenue of $8,274,575 from sales of our products, as compared to revenue of $2,455,747 for the same period in 2015. This is primarily due to the acquisitions we completed during 2015.

Cost of Revenue

For the three months ended June 30, 2016, our cost of revenue was $2,182,292. Our cost of revenue for the three months ended June 30, 2015, was $1,028,052. This increase is also due to the acquisitions we completed during 2015.

Gross Profit

Gross profit was $6,092,283 for the three months ended June 30, 2016, as compared to gross profit of $1,427,695 for the same period in 2015.

Operating Expenses

Selling and Marketing Expenses

For the three months ended June 30, 2016, our selling and marketing expenses were $2,189,179 as compared to $680,189 for the same period in 2015, which is primarily due to marketing our various products in multiple media channels including print, television and online.

General and Administrative Expenses

For the three months ended June 30, 2016, our general and administrative expenses were $1,679,378. For the three months ended June 30, 2015, our general and administrative expenses were $385,832. The increase is primarily due to the acquisitions completed during 2015 and having general costs now to run and manage each brand.

Depreciation and Amortization Expenses

For the three months ended June 30, 2016, our depreciation and amortization expenses were $294,373 as compared to $101,911 for the same period in 2015. The increase in 2016 is due to the acquisitions completed during 2015.

Other Income and Expenses

For the three months ended June 30, 2016 and 2015 we had other (income) and expense items of the following:

	Three months ended June 30, 2016	Three months ended June 30, 2015
Interest income	$(749)	$-
Interest expense	401,958	227,797
Remeasurement loss on translation of foreign subsidiary	213,799	-
Loss on change in fair value of derivative liability	663,423	-
Amortization of debt discount	393,108	182,070
Amortization of debt issuance cost	59,224	36,032
Total	$1,730,763	$445,899

For the three months ended June 30, 2016, we had interest expense of $401,958 as compared to $227,797 for the same period in 2015. The increase was due to the issuance of loans for the purpose of acquisitions of various companies during 2015. We also issued warrants along with the loans and paid debt issuance cost in 2015 which led to the amortization of debt discount and debt issuance costs. We issued warrants with a reset provision in 2015 which led to the calculation of warrant derivative liability and hence we recorded a loss on change in fair value of derivative liability of $663,423. During 2015, we acquired a foreign subsidiary and thus recorded a remeasurement loss on the foreign currency translation.

Net (Loss)

For the three months ended June 30, 2016, our net loss was ($12,590), as compared to a net loss of ($186,136) for the same period in 2015.

Results of Operations for the Six months Ended June 30, 2016 and 2015

Revenue

For the six months ended June 30, 2016, we had revenue of $16,542,326 from sales of our products, as compared to revenue of $4,055,996 for the same period in 2015. This is primarily due to the acquisitions we completed during 2015.

Cost of Revenue

For the six months ended June 30, 2016, our cost of revenue was $4,218,869. Our cost of revenue for the six months ended June 30, 2015, was $1,633,334. This increase is also due to the acquisitions we completed during 2015.

Gross Profit

Gross profit was $12,323,457 for the six months ended June 30, 2016, as compared to gross profit of $2,422,662 for the same period in 2015.

Operating Expenses

Selling and Marketing Expenses

For the six months ended June 30, 2016, our selling and marketing expenses were $3,636,855 as compared to $1,413,778 for the same period in 2015, which is primarily due to marketing our various products in multiple media channels including print, television and online.

General and Administrative Expenses

For the six months ended June 30, 2016, our general and administrative expenses were $3,548,183. For the six months ended June 30, 2015, our general and administrative expenses were $700,652. The increase is primarily due to the acquisitions completed during 2015 and having general costs now to run and manage each brand.

Depreciation and Amortization Expenses

For the six months ended June 30, 2016, our depreciation and amortization expenses were $573,010 as compared to $179,153 for the same period in 2015. The increase in 2016 is due to the acquisitions completed during 2015.

Other Income and Expenses

For the six months ended June 30, 2016 and 2015 we had other (income) and expense items of the following:

	Six months ended June 30, 2016	Six months ended June 30, 2015
Interest income	$(4,673)	$-
Interest expense	833,222	399,190
Remeasurement gain on translation of foreign subsidiary	(27,007)	-
Gain on change in fair value of derivative liability	(423,075)	-
Amortization of debt discount	868,708	2,271,075
Amortization of debt issuance cost	125,263	63,352
Total	$1,372,438	$2,733,617

For the six months ended June 30, 2016, we had interest expense of $833,222 as compared to $399,190 for the same period in 2015. The increase was due to the issuance of loans for the purpose of acquisitions of various companies during 2015. We also issued warrants along with the loans and paid debt issuance cost in 2015 which led to the amortization of debt discount and debt issuance costs. We issued warrants with a reset provision in 2015 which led to the calculation of warrant derivative liability and hence we recorded a gain on change in fair value of derivative liability of $423,075. During 2015, we acquired a foreign subsidiary and thus recorded a remeasurement gain on the foreign currency translation.

Net Income (Loss)

For the six months ended June 30, 2016, our net income was $2,797,886, as compared to a net loss of ($2,604,538) for the same period in 2015.

Liquidity and Capital Resources

Overview

As of June 30, 2016, we had $3,006,615 cash on hand and a $4,791,382 working capital deficit. The deficit is largely due to a derivative liability for stock warrants outstanding of $2,673,104. In addition, we also had restricted cash of $291,620 which is comprised of $191,620 for a rolling reserve with Paypal and $100,000 for credit card collateral.

Going Concern

The Company’s unaudited condensed consolidated financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had an accumulated deficit at June 30, 2016 of $5,771,954. The Company had a working capital deficit of $4,791,382 as of June 30, 2016. Due to acquisitions during 2015 of revenue-producing products, the Company believes it has established an ongoing source of revenue that is sufficient to cover its operating costs.

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

Six months ended June 30, 2016 and 2015

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2016 was $3,720,005, compared to $204,718 for the same period in 2015. This increase in net cash provided by operating activities for the six months ended June 30, 2016 was primarily attributable to an increase in net income due to the acquisitions in 2015 as well as the changes in operating assets and liabilities.

The $3,720,005 consists of our net income of $2,797,886 increased by:

Amortization of debt issuance cost	$125,263
Depreciation and amortization	573,010
Stock based compensation	607,284
Stock issued for services	50,000
Amortization of debt discount	868,708
Change in fair value of derivative liability	(423,075)
Remeasurement gain on translation of foreign subsidiary	(27,007)
Non cash implied interest	70,083
Decrease in accounts receivable	3,001,280
Increase in inventory	(121,180)
Increase in prepaid expenses	(657,362)
Decrease in accounts payable and accrued expenses	(3,144,885)

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2016 was $2,392,903, compared to net cash used of $4,751,654 for the same period in 2015. The increase in cash during 2016 is attributable to the release of restricted cash and the cash used in 2015 is attributable to the purchase of the Focus Factor assets.

Payments for acquisition of fixed assets	$(156,867)
Payment of earn out liability	(2,551,500)
Restricted cash	315,464

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities for the six months ended June 30, 2016 was $1,962,500, compared to net cash provided of $5,183,836 for the same period in 2015. This is attributable to the repayment of notes during 2016 and the proceeds of the notes in 2015.

Repayment of notes payable	$(1,962,500)

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

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. As of June 30, 2016, the Company had no cash equivalents.

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

Indicators of impairment include significant underperformance relative to historical or projected future operating results, significant changes in our use of the assets or in our business strategy, loss of or changes in customer relationships and significant negative industry or economic trends. When indications of impairment arise for a particular asset or group of assets, we assess the future recoverability of the carrying value of the asset (or asset group) based on an undiscounted cash flow analysis. If carrying value exceeds projected, net, undiscounted cash flows, an additional analysis is performed to determine the fair value of the asset (or asset group), typically a discounted cash flow analysis, and an impairment charge is recorded for the excess of carrying value over fair value. As of June 30, 2016, our qualitative analysis of long-lived assets did not indicate any impairment.

Goodwill

An asset purchase is accounted for under the purchase method of accounting. Under that method, assets and liabilities of the business acquired are recorded at their estimated fair values as of the date of the acquisition, with any excess of the cost of the acquisition over the estimated fair value of the net tangible and intangible assets acquired recorded as goodwill. As of June 30, 2016, our qualitative analysis of goodwill did not indicate any impairment.

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

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under ASC subtopic 260-10, Earnings Per Share. Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted earnings per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock (using the “treasury stock” method), unless their effect on net loss per share is anti-dilutive. As of June 30, 2016, options to purchase 5,000,000 shares of common stock and warrants to purchase 9,132,002 shares of common stock were outstanding. These potential shares were included in the shares used to calculate diluted earnings per share.

Going Concern

The Company’s unaudited condensed consolidated financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had an accumulated deficit at June 30, 2016 of $5,771,954. The Company had a working capital deficit of $4,791,382 as of June 30, 2016. Due to acquisitions during 2015 of revenue-producing products, the Company believes it has established an ongoing source of revenue that is sufficient to cover its operating costs.

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

As of June 30, 2016, the Company has determined that there were no assets or liabilities measured at fair value, except for the warrant derivative liability.

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

Foreign Currency Translation

The functional currency of one of the Company’s foreign subsidiaries (Nomadchoice Pty Ltd.) is the U.S. Dollar. The Company’s foreign subsidiary maintains its record using local currency (Australian Dollar). All monetary assets and liabilities of the foreign subsidiary were translated into U.S. Dollars at quarter end exchange rates, non-monetary assets and liabilities of the foreign subsidiary were translated into U.S. Dollars at transaction day exchange rates. Income and expense items related to non-monetary items were translated at exchange rates prevailing during the transaction date and other incomes and expenses were translated using average exchange rate for the period. The resulting translation adjustments, net of income taxes, were recorded in statements of operations as Remeasurement gain or loss on translation of foreign subsidiary.

The functional currency of the Company’s other foreign subsidiary (Synergy CHC Inc.) is the Canadian Dollar (CAD). The Company’s foreign subsidiary maintains its record using local currency (CAD). All assets and liabilities of the foreign subsidiary were translated into U.S. Dollars at period end exchange rates and stockholders’equity is translated at the historical rates. Income and expense items were translated using average exchange rate for the period. The resulting translation adjustments, net of income taxes, are reported as other comprehensive income and accumulated other comprehensive income in the stockholder’s equity in accordance with ASC 220 – Comprehensive Income.

Translation gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are translated either into Australian Dollars or Canadian Dollars, as the case may be, at the rate on the date of the transaction and included in the results of operations as incurred.

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

A Black-Scholes-Merton option-pricing model, with dilution effects, was utilized to estimate the fair value of the Warrant Derivative Liabilities as of June 30, 2016. This model is subject to the significant assumptions discussed below and requires the following key inputs with respect to the Company and/or instrument:

Input	June 30, 2016
Stock Price	$0.61
Exercise Price	$0.49
Expected Life (in years)	9.0
Stock Volatility	134.63%
Risk-Free Rate	1.49%
Dividend Rate	0%
Outstanding Shares of Common Stock	4,547,243

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

Recent Accounting Pronouncements

ASU 2016-10

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which provides further guidance on identifying performance obligations and improves the operability and understandability of licensing implementation guidance. The effective date for ASU 2016-10 is the same as the effective date of ASU 2014-09 as amended by ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within those years. The Company has not yet determined the impact of ASU 2016-10 on its consolidated financial statements.

ASU 2016-09

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation, or ASU No. 2016-09. The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. We are currently evaluating the impact of adopting ASU No. 2016-09 on our consolidated financial statements.

ASU 2016-08

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) that clarifies how to apply revenue recognition guidance related to whether an entity is a principal or an agent. ASU 2016-08 clarifies that the analysis must focus on whether the entity has control of the goods or services before they are transferred to the customer and provides additional guidance about how to apply the control principle when services are provided and when goods or services are combined with other goods or services. The effective date for ASU 2016-08 is the same as the effective date of ASU 2014-09 as amended by ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within those years. The Company has not yet determined the impact of ASU 2016-08 on its consolidated financial statements.

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

ASU 2015-03

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments are to be applied on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance. The Company reclassified debt issuance cost of $253,589 and $378,852 from other assets to liabilities and netted off with the related loans in the liabilities as of June 30, 2016 and December 31, 2015, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and concluded that as of June 30, 2016, (i) the Company’s disclosure controls and procedures were not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”), and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Inherent Limitations on Effectiveness of Controls

The Company’s management does not expect that its disclosure controls or its internal control over financial reporting, when and if effective, will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In 2016, we issued 213,742 shares of our common stock valued at $0.32 per share as part of an agreement for services rendered. In 2016, we issued 71,428 shares of our common stock valued at $0.70 per share for services rendered. Both of these issuances were private placements made pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

Signatures	Title	Date

/s/ Jack Ross	Chief Executive Officer and	August 5, 2016
Chief Financial Officer

