Form 10-Q
period 2016-09-30
Synergy CHC Corp.
filed 2016-10-26
CIK 1562733

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 21, 2016, 81,264,357 shares of our common stock were issued and outstanding.

SYNERGY CHC CORP.

INDEX

Table of Contents

PART I	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated financial statements	3

	Condensed Consolidated balance sheets as of September 30, 2016 (unaudited) and December 31, 2015	3

	Condensed Consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2016 and 2015 (unaudited)	4

	Condensed Consolidated statements of cash flows for the nine months ended September 30, 2016 and 2015 (unaudited)	5

	Notes to unaudited condensed consolidated financial statements	6

Item 2.	Management’s discussion and analysis of financial condition and results of operations	22

Item 3.	Quantitative and qualitative disclosures about market risk	33

Item 4.	Controls and procedures	33

PART II	OTHER INFORMATION

Item 1.	Legal proceedings	34

Item 1A.	Risk factors	34

Item 2.	Unregistered sales of equity securities and use of proceeds	34

Item 3.	Defaults upon senior securities	34

Item 4.	Mine Safety Disclosures	34

Item 5.	Other information	34

Item 6.	Exhibits	34

Signatures		35

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Synergy CHC Corp.

Condensed Consolidated Balance Sheets

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$4,220,141	$3,640,893
Restricted cash	291,620	607,084
Accounts receivable	1,894,278	3,979,857
Prepaid expenses	1,394,937	422,434
Inventory	986,538	686,655
Total Current Assets	8,787,514	9,336,923

Fixes assets, net	195,577	12,017
Goodwill	9,776,400	11,496,402
Intangible assets, net	5,621,174	5,915,262
Total Assets	$24,380,665	$26,760,604

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$2,995,137	$5,032,102
Provision for income taxes payable	921,389	910,894
Earn out payment	-	2,551,500
Current portion of long-term debt, net of debt discount and debt issuance cost, related party	5,073,033	3,025,669
Current portion of long-term debt	750,000	750,000
Warrant derivative liability	1,535,795	3,096,179
Total Current Liabilities	11,275,354	15,366,344

Long-term Liabilities:
Note payable	-	750,000
Royalty payable	302,979	258,897
Note payable, net of debt discount and debt issuance cost, related party	1,805,059	4,965,650
Total Long-term Liabilities	2,108,038	5,974,547
Total Liabilities	13,383,392	21,340,891

Commitments and contingencies	-	-

Stockholders’ Equity:
Common stock, $0.00001 par value; 300,000,000 shares authorized; 81,264,357 and 81,692,954 shares issued and outstanding, respectively	813	817
Common stock to be issued (125,000 and 213,742 shares, respectively)	56,250	68,000
Additional paid in capital	13,657,669	13,920,735
Accumulated other comprehensive income	3,830	-
Accumulated deficit	(2,721,289)	(8,569,841)
Total stockholders’ equity	10,997,273	5,419,713
Total Liabilities and Stockholders’ Equity	$24,380,665	$26,760,604

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Synergy CHC Corp.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the three months ended		For the nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Revenue	$11,569,568	$3,181,623	$28,111,894	$7,237,619
Cost of sales	3,475,159	1,469,910	7,694,028	3,103,244
Gross profit	8,094,409	1,711,713	20,417,866	4,134,375

Operating expenses
Selling and marketing	3,051,808	814,640	6,688,663	2,228,418
General and administrative	1,811,395	706,806	5,359,578	1,407,458
Depreciation and amortization	298,079	103,103	871,089	282,256
Total operating expenses	5,161,282	1,624,549	12,919,330	3,918,132

Income from operations	2,933,127	87,164	7,498,536	216,243

Other (income) expenses
Interest income	(370)	-	(5,043)	-
Interest expense	432,622	212,904	1,265,844	612,094
Remeasurement gain on translation of foreign subsidiary	(52,069)	-	(79,076)	-
Gain on change in fair value of derivative liability	(1,137,309)	-	(1,560,384)	-
Settlement expense	56,250	-	56,250	-
Amortization of debt discount	273,941	304,117	1,142,649	2,575,192
Amortization of debt issuance cost	45,019	37,753	170,282	101,105

Total other (income) expenses	(381,916)	554,774	990,522	3,288,391

Net income (loss) before income taxes	3,315,043	(467,610)	6,508,014	(3,072,148)
Income tax expense	264,377	-	659,462	-
Net income (loss) after tax	$3,050,666	$(467,610)	$5,848,552	$(3,072,148)

Net income (loss) per share – basic	$0.04	(0.01)	$0.07	$(0.05)
Net income (loss) per share – diluted	$0.04	(0.01)	$0.07	$(0.05)

Weighted average common shares outstanding
Basic	81,272,115	68,096,740	81,561,017	67,033,094
Diluted	82,740,985	68,096,740	84,102,987	67,033,094

Comprehensive income (loss):
Net income (loss)	3,050,666	(467,610)	5,848,552	(3,072,148)
Foreign currency translation adjustment	2,710	-	3,830	-
Comprehensive income (loss)	$3,053,376	$(467,610)	$5,852,382	$(3,072,148)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Synergy CHC Corp.

Unaudited Condensed Consolidated Statements of Cash Flows

	For the nine months ended
	September 30, 2016	September 30, 2015
Cash Flows from Operating Activities
Net income (loss)	$5,848,552	$(3,072,148)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	871,089	282,256
Amortization of debt issuance cost	170,282	101,105
Stock issued for services	50,000	-
Settlement expense	56,250	-
Stock based compensation expense	913,930	28,000
Change in the fair value of derivative liability	(1,560,384)	-
Remeasurement gain on translation of foreign subsidiary	(79,076)	-
Non cash implied interest	92,924	-
Amortization of debt discount	1,142,649	2,575,192
Changes in operating assets and liabilities:
Accounts receivable	2,085,579	1,660,167
Inventory	(299,883)	(201,346)
Prepaid expense	(1,097,503)	(118,976)
Accounts payable and accrued liabilities	(1,947,350)	(454,220)
Net cash provided by operating activities	6,247,059	800,030

Cash Flows from Investing Activities
Payments for acquisition of fixed assets	(210,605)	(4,045)
Payments for acquisition of Focus Factor	-	(4,500,000)
Payments for acquisition transaction with Knight Therapeutics Inc.	-	(250,000)
Payment of earn out liability	(2,551,500)	-
Restricted cash	315,464	-
Net cash used in investing activities	(2,446,641)	(4,754,045)

Cash Flows from Financing Activities
Proceeds from notes payable	-	6,000,000
Repayment of notes payable	(3,225,000)	(762,500)
Payment of debt issuance cost	-	(299,531)
Repayment of related party note	-	(159,345)
Proceeds from exercise of warrant	-	1
Net cash (used in) provided by financing activities	(3,225,000)	4,778,625

Effect of exchange rate on cash and cash equivalents	3,830	-

Net increase in cash and cash equivalents	579,248	824,610

Cash and Cash Equivalents, beginning of period	3,640,893	338

Cash and Cash Equivalents, end of period	$4,220,141	$824,948

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$1,331,392	$612,094
Income taxes	$703,651	$-

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Reallocation of goodwill related to acquisition of Factor Nutrition to intellectual property	$450,000	$-
Reallocation of goodwill related to acquisition of Breakthrough Products, Inc. to intellectual property	$150,000	$-
Reallocation of non-compete agreement related to acquisition of Breakthrough Products, Inc. to goodwill	$50,000	$-
Adjusting the value of shares issued to goodwill related to acquisition of Breakthrough Products, Inc.	$1,170,000	$-
Reallocation of blogger database and intellectual property related to acquisition of Nomadchoice Pty Ltd. to customer database	$215,000	$-
Common stock to be issued now issued	$68,000	$-
Cancellation of common stock	$125,000	$-
Common stock issued for settlement of debt	$-	$100,000
Beneficial conversion feature on warrants issued concurrent with debt	$-	$3,415,514
Assumption of assets and liabilities as part of acquisition transaction	$-	$9,332,559
Assumption of liabilities as part of acquisition transaction with Knight Therapeutics, Inc.	$-	$1,400,315
Note issued as part of asset purchase agreement	$-	$1,500,000
Common stock issued as part of contribution agreement	$-	$1,500,000

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

Note 2 – Summary of Significant Accounting Policies

General

The accompanying condensed consolidated financial statements as of September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016 and 2015 are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Rule S-X of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2015 and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC.

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

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. As of September 30, 2016 the Company had no cash equivalents. The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (FDIC) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At September 30, 2016, the uninsured balance amounted to $3,802,571.

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

Intangible Assets

We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization except intellectual property of $1,450,000 acquired as part of Asset Purchase Agreement entered into with Factor Nutrition LLC on January 22, 2015. Intangible assets are amortized on a straight line basis over the useful lives.

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

Indicators of impairment include significant underperformance relative to historical or projected future operating results, significant changes in our use of the assets or in our business strategy, loss of or changes in customer relationships and significant negative industry or economic trends. When indications of impairment arise for a particular asset or group of assets, we assess the future recoverability of the carrying value of the asset (or asset group) based on an undiscounted cash flow analysis. If carrying value exceeds projected, net, undiscounted cash flows, an additional analysis is performed to determine the fair value of the asset (or asset group), typically a discounted cash flow analysis, and an impairment charge is recorded for the excess of carrying value over fair value. As of September 30, 2016, our qualitative analysis of long-lived assets did not indicate any impairment.

Goodwill

An asset purchase is accounted for under the purchase method of accounting. Under that method, assets and liabilities of the business acquired are recorded at their estimated fair values as of the date of the acquisition, with any excess of the cost of the acquisition over the estimated fair value of the net tangible and intangible assets acquired recorded as goodwill. As of September 30, 2016, our qualitative analysis of goodwill did not indicate any impairment.

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

Advertising Expense

The Company expenses marketing, promotions and advertising costs as incurred. Such costs are included in selling expense in the accompanying unaudited condensed consolidated statements of operations.

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

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under ASC subtopic 260-10, Earnings Per Share. Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted earnings per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock (using the “treasury stock” method), unless their effect on net loss per share is anti-dilutive. As of September 30, 2016, options to purchase 5,000,000 shares of common stock and warrants to purchase 9,132,002 shares of common stock were outstanding. These potential shares were included in the shares used to calculate diluted earnings per share.

Going Concern

The Company’s unaudited condensed consolidated financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had an accumulated deficit at September 30, 2016 of $2,721,289. The Company had a working capital deficit of $2,487,840 as of September 30, 2016. Due to acquisitions during 2015 of revenue-producing products, the Company believes it has established an ongoing source of revenue that is sufficient to cover its operating costs.

Management’s plans to continue as a going concern include growing sales revenue on our existing brands, raising additional capital through borrowing and sales of common stock. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

As of September 30, 2016, the Company has determined that there were no assets or liabilities measured at fair value, except for the warrant derivative liability.

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

Foreign Currency Translation

The functional currency of one of the Company’s foreign subsidiaries (Nomadchoice Pty Ltd.) is the U.S. Dollar. The Company’s foreign subsidiary maintains its records using local currency (Australian Dollar). All monetary assets and liabilities of the foreign subsidiary were translated into U.S. Dollars at quarter end exchange rates, non-monetary assets and liabilities of the foreign subsidiary were translated into U.S. Dollars at transaction day exchange rates. Income and expense items related to non-monetary items were translated at exchange rates prevailing during the transaction date and other incomes and expenses were translated using average exchange rate for the period. The resulting translation adjustments, net of income taxes, were recorded in statements of operations as Remeasurement gain or loss on translation of foreign subsidiary.

The functional currency of the Company’s other foreign subsidiary (Synergy CHC Inc.) is the Canadian Dollar (CAD). The Company’s foreign subsidiary maintains its records using local currency (CAD). All assets and liabilities of the foreign subsidiary were translated into U.S. Dollars at period end exchange rates and stockholders’equity is translated at the historical rates. Income and expense items were translated using average exchange rate for the period. The resulting translation adjustments, net of income taxes, are reported as other comprehensive income and accumulated other comprehensive income in the stockholder’s equity in accordance with ASC 220 – Comprehensive Income.

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

Warehousing costs

Warehouse costs include all third party warehouse rent fees and any additional costs relating to assembly or special pack-outs of the Company’s products are charged to general and administrative expenses as incurred.

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

A Black-Scholes-Merton option-pricing model, with dilution effects, was utilized to estimate the fair value of the Warrant Derivative Liabilities as of September 30, 2016. This model is subject to the significant assumptions discussed below and requires the following key inputs with respect to the Company and/or instrument:

Input	September 30, 2016
Stock Price	$0.35
Exercise Price	$0.49
Expected Life (in years)	9.0
Stock Volatility	143.11%
Risk-Free Rate	1.60%
Dividend Rate	0%
Outstanding Shares of Common Stock	4,547,243

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

ASU 2016-01

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-01, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.

ASU 2015-17

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. Currently deferred taxes for each tax jurisdiction are presented as a net current asset or liability and net noncurrent asset or liability on the balance sheet. To simplify the presentation, the new guidance requires that deferred tax liabilities and assets for all jurisdictions along with any related valuation allowances be classified as noncurrent in a classified statement of financial position. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016, and early adoption is permitted. The Company adopted this guidance in the fourth quarter of the year ended December 31, 2015 on a retrospective basis. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements., and did not have any effect on prior periods due to the full valuation allowance against the Company’s net deferred tax assets.

ASU 2015-16

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement –Period Adjustments. Changes to the accounting for measurement-period adjustments relate to business combinations. Currently, an acquiring entity is required to retrospectively adjust the balance sheet amounts of the acquiree recognized at the acquisition date with a corresponding adjustment to goodwill as a result of changes made to the balance sheet amounts of the acquiree. The measurement period is the period after the acquisition date during which the acquirer may adjust the balance sheet amounts recognized for a business combination (generally up to one year from the date of acquisition). The changes eliminate the requirement to make such retrospective adjustments, and, instead require the acquiring entity to record these adjustments in the reporting period they are determined. The new standard is effective for both public and private companies for periods beginning after December 15, 2015. Adoption of this new standard did not have any impact on the Company’s consolidated financial statements.

ASU 2015-14

In August 2015, the FASB issued ASU No. 2015-14, Revenue From Contracts With Customers (Topic 606). The amendments in this ASU defer the effective date of ASU 2014-09. Public business entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are still evaluating the effect of the adoption of ASU 2014-09 on our consolidated financial statements.

ASU 2015-11

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (Topic 330). ASU 2015-11 simplifies the accounting for the valuation of all inventory not accounted for using the last-in, first-out (“LIFO”) method by prescribing that inventory be valued at the lower of cost and net realizable value. ASU 2015-11 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 on a prospective basis. We do not expect the adoption of ASU 2015-11 to have a material effect on our consolidated financial statements.

ASU 2015-05

In April 2015, the FASB issued ASU 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40). ASU 2015-05 provides guidance regarding the accounting for a customer’s fees paid in a cloud computing arrangement; specifically about whether a cloud computing arrangement includes a software license, and if so, how to account for the software license. ASU 2015-05 is effective for public companies’ annual periods, including interim periods within those fiscal years, beginning after December 15, 2015 on either a prospective or retrospective basis. Early adoption is permitted. Adoption of this new standard did not have any impact on the Company’s consolidated financial statements.

ASU 2015-07

In May 2015, the FASB issued ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) This guidance eliminates the requirement to categorize investments within the fair value hierarchy if their fair value is measured using the net asset value (“NAV”) per share practical expedient in the FASB’s fair value measurement guidance. The new standard is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. Adoption of this new standard did not have any impact on the Company’s consolidated financial statements.

ASU 2015-03

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments are to be applied on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance. The Company reclassified debt issuance cost of $208,569 and $378,852 from other assets to liabilities and netted off with the related loans in the liabilities as of September 30, 2016 and December 31, 2015, respectively.

ASU 2015-02

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The ASU focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification and improves current U.S. GAAP by placing more emphasis on risk of loss when determining a controlling financial interest, reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (“VIE”), and changing consolidation conclusions for companies in several industries that typically make use of limited partnerships or VIEs. The ASU will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. Adoption of this new standard did not have any impact on the Company’s consolidated financial statements.

ASU 2015-01

In January 2015, the FASB issued ASU No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This ASU eliminates from U.S. GAAP the concept of extraordinary items. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. Adoption of this new standard did not have any impact on the Company’s consolidated financial statements.

ASU 2014-17

In November 2014, the FASB issued ASU No. 2014-17, Business Combinations (Topic 805): Pushdown Accounting. This ASU provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. ASU 2014-17 was effective on November 18, 2014. The adoption of ASU 2014-17 did not have any effect on our consolidated financial statements.

ASU 2014-16

In November 2014, the FASB issued ASU 2014-16, Derivatives and Hedging (Topic 815). ASU 2014-16 addresses whether the host contract in a hybrid financial instrument issued in the form of a share should be accounted for as debt or equity. ASU 2014-16 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We have not previously and do not currently have issued, nor were we or are we investors in, hybrid financial instruments. Adoption of this new standard did not have any impact on the Company’s financial position, results of operations or cash flows.

ASU 2014-15

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40). ASU 2014-15 provides guidance related to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosure. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for interim and annual periods thereafter. Early application is permitted. We do not expect the adoption of ASU 2014-15 to have a material effect on our consolidated financial statements.

ASU 2014-12

In June 2014, the FASB issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Adoption of this new standard did not have any impact on the Company’s consolidated financial statements.

ASU 2014-09

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). ASU 2014-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 by one year for all entities and permits early adoption on a limited basis. ASU 2014-09 will be effective for the Company in the first quarter of 2018, and early adoption is permitted in the first quarter of 2017. We are still evaluating the effect of the adoption of ASU 2014-09 on our consolidated financial statements. .

ASU 2014-08

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) and Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 amends the definition for what types of asset disposals are to be considered discontinued operations, as well as amending the required disclosures for discontinued operations and assets held for sale. ASU 2014-08 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2014. The adoption of ASU 2014-08 did not have any effect on our consolidated financial statements.

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s consolidated financial statements.

Note 3 – Inventory

Inventory consists of finished goods, components and raw materials. The Company’s inventory is stated at the lower of cost (FIFO cost basis) or market.

The carrying value of inventory consisted of the following:

	September 30, 2016	December 31, 2015
Finished goods	$351,888	$535,908
Components	599,244	115,340
Raw Materials	35,406	35,406
Total inventory	$986,538	$686,654

On January 22, 2015, inventory was pledged to Knight Therapeutics under the Loan Agreement (see note 10).

During the nine month period ended September 30, 2016, one of the Company’s subsidiaries reached an agreement with a former manufacturer regarding a payment dispute and gained control over approximately $90,000 worth of raw materials which will be used in future production.

Note 4 – Accounts Receivable

Accounts receivable, net of allowances for sales returns and doubtful accounts, consisted of the following:

	September 30, 2016	December 31, 2015
Trade accounts receivable	$1,894,278	$4,101,148
Less allowances	0-	(121,291)
Total accounts receivable, net	$1,894,278	$3,979,857

During the year ended December 31, 2015, the Company charged $50,000 to bad debt expense in setting up an allowance. During the three and nine months ended September 30, 2016, the Company charged $nil to bad debt expense in setting up an allowance.

Note 5 – Prepaid Expenses

Prepaid expenses consisted of the following:

	September 30, 2016	December 31, 2015
Advances for inventory	$14,718	$171,494
Media production	173,518	55,849
Insurance	44,809	54,519
Trade shows	-	45,700
Deposits	134,970	41,228
Consultants	42,500	24,000
Rent	-	16,216
Promotion - Bloggers	639,259	-
License agreement	283,333	-
In-store demos	6,141	-
Miscellaneous	55,689	13,428
Total	$1,394,937	$422,434

Note 6 – Concentration of Credit Risk

Cash and cash equivalents

The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (FDIC) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At September 30, 2016 and December 31, 2015, the uninsured balances amounted to $3,802,571 and $3,453,290, respectively.

Accounts receivable

As of September 30, 2016, three customers accounted for 83% of the Company’s accounts receivable. As of December 31, 2015, one customer accounted for 78% of the Company’s accounts receivable.

Major customers

For the nine months ended September 30, 2016, four customers accounted for approximately 37% of the Company’s net revenue. For the three months ended September 30, 2016, three customers accounted for approximately 53% of the Company’s net revenue. For the nine months ended September 30, 2015, four customers accounted for approximately 94% of the Company’s net revenue. For the three months ended September 30, 2015, three customers accounted for approximately 96% of the Company’s net revenue. For the year ended December 31, 2015, four customers accounted for approximately 75% of the Company’s net revenues. Substantially all of the Company’s business is with companies in the United States.

Major suppliers

For the three and nine months ended September 30, 2016 and 2015, our products were made by the following suppliers:

FOCUSfactor	Atrium Innovations - Pittsburgh, PA	Vit-Best Nutrition, Inc. - Tustin, CA
Flat Tummy Tea	Caraway Tea Company, LLC - Highland, NY	-
Neuragen	C-Care, LLC - Linthicum Heights, MD	-
UrgentRx	Capstone Nutrition - Ogden, UT	-

It is the opinion of management that the products can be produced by other manufacturers and the choice to utilize these suppliers is not a significant concentration.

Note 7 – Fixed Assets and Intangible Assets

As of September 30, 2016 and December 31, 2015, fixed assets and intangible assets consisted of the following:

	September 30, 2016	December 31, 2015

Property and equipment	$228,578	$18,187
Less accumulated depreciation	(33,001)	(6,170)
Fixed assets, net	$195,577	$12,017

Depreciation expense for the three months ended September 30, 2016 and 2015 was $16,089 and $217, respectively. Depreciation expense for the nine months ended September 30, 2016 and 2015 was $26,783 and $430, respectively.

	September 30, 2016	December 31, 2015

FOCUSfactor intellectual property	$1,450,000	$1,000,000
Intangible assets subject to amortization	5,623,016	5,521,751
Less accumulated amortization	(1,451,842)	(606,489)
Intangible assets, net	$5,621,174	$5,915,262

Amortization expense for the nine months ended September 30, 2016 and 2015 was $844,306 and $281,826, respectively. Amortization expense for the three months ended September 30, 2016 and 2015 was $281,990 and $102,886, respectively. These intangible assets were acquired through an Asset Purchase Agreement and Stock Purchase Agreements entered into during 2015 for the acquisitions of the FocusFactor, UrgentRx and Flat Tummy Tea businesses.

During 2016, valuations were performed on acquisitions that occurred during 2015. Based on those valuations the Company adjusted intangible asset and goodwill – see Note 17.

Note 8 – Related Party Transactions

The Company accrued and paid consulting fees of $25,000 per month to a company owned by Mr. Jack Ross, Chief Executive Officer of the Company. As of September 30, 2016, the total outstanding balance was $0.

On January 22, 2015, the Company entered into a Loan Agreement with Knight Therapeutics (Barbados) Inc. (“Knight”), a related party, for the purchase of the Focus Factor assets. At September 30, 2016, the Company owed Knight $3,060,920 on this loan, net of debt discount and debt issuance cost (see Note 10).

On June 26, 2015, the Company entered into a Security Agreement with Knight Therapeutics, Inc., through its wholly owned subsidiary Neuragen Corp., for the purchase of Knight Therapeutics, Inc.’s assets. At September 30, 2016, the Company owed Knight $292,931 in relation to this agreement (see Note 10).

On August 18, 2015, the Company entered into a Consulting Agreement with Kara Harshbarger, the co-founder of Hand MD, LLC, pursuant to which she will provide marketing and sales related service. The Company will pay Ms. Harshbarger $10,000 a month for one year unless the Consulting Agreement is terminated earlier by either party. Hand MD, LLC is a 50% owner in Hand MD Corp. The Company expensed $90,000 through payroll for the nine months ended September 30, 2016 and $30,000 for the three months ended September 30, 2016. As of September 30, 2016, the total outstanding balance was $0.

On November 12, 2015, the Company entered into a Loan Agreement with Knight Therapeutics (Barbados) Inc., a related party, for the purchase of NomadChoice Pty Limited and Breakthrough Products, Inc. At September 30, 2016, the Company owed Knight $3,528,163 on this loan, net of debt discount and debt issuance cost (see Note 10).

At September 30, 2016 NomadChoice Pty Ltd., a subsidiary of the Company, owed Knight Therapeutics $74,056 in connection with a royalty distribution agreement.

Note 9 – Accounts Payable and Accrued Liabilities

As of September 30, 2016 and December 31, 2015, accounts payable and accrued liabilities consisted of the following:

	September 30, 2016	December 31, 2015
Accrued payroll	$104,290	$128,237
Accrued legal fees	12,337	38,752
Accounting fees	7,500	-
Manufacturers	839,296	1,527,333
Promotions	457,589	1,213,021
Returns allowance	860,127	1,128,133
Customers	417,055	411,033
Interest	45,206	110,754
Royalties	74,056	71,573
Warehousing	-	31,748
Others	177,681	371,518
Total	$2,995,137	$5,032,102

Note 10 – Notes Payable

The Company’s loans payable at September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016	December 31, 2015

Loans payable	$9,230,430	$12,406,589
Unamortized debt discount	(1,393,769)	(2,536,418)
Unamortized debt issuance cost	(208,569)	(378,852)
Total	7,628,092	9,491,319
Less: Current portion	(5,823,033)	(3,775,669)
Long-term portion	$1,805,059	$5,715,650

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

The Company recognized amortization of debt discount of $13,766 and $367,781 (LT warrants) during the three and nine months ended September 30, 2016, respectively. Unamortized debt discount as of September 30, 2016 amounted to $239,951.

The Company also recorded deferred financing costs of $289,045 with respect to the above loan in 2015. The Company recognized amortization of deferred financing costs of $14,267 and $78,709 during the three and nine months ended September 30, 2016, respectively. Unamortized debt issuance cost as of September 30, 2016 amounted to $74,129.

The Company recognized and paid interest expense of $148,463 and $498,105 during the three and nine months ended September 30, 2016, respectively. Accrued interest expense was $0 as of September 30, 2016. Loan payable balance was $3,375,000 as of September 30, 2016.

$1,500,000 January 22, 2015 Loan:

On January 22, 2015, the Company issued a 0% promissory note in a principal amount of $1,500,000 in connection with an Asset Purchase Agreement. The note has a maturity date of January 20, 2017, with $750,000 to be paid on or before January 20, 2016 and an additional $750,000 to be paid on or before January 20, 2017. The loan payable balance was $750,000 as of September 30, 2016.

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

The Company also recorded deferred financing costs of $10,486 with respect to the above agreement in 2015. The Company recognized amortization of deferred financing costs of $1,321 and $3,921 during the three and nine months ended September 30, 2016, respectively. Unamortized debt issuance cost as of September 30, 2016 amounted to $3,921. The Company recorded present value of future payments of $292,931 and $531,589 as of September 30, 2016 and December 31, 2015, respectively. The Company recorded interest expense of $10,588 and $48,842 for the three and nine months ended September 30, 2016, respectively.

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

The Company recognized amortization of debt discount of $260,175 (4,547,243 warrants) during the three months and $774,868 during the nine months ended September 30, 2016, respectively. Unamortized debt discount as of September 30, 2016 amounted to $1,153,818.

The Company also recorded deferred financing costs of $233,847 with respect to the above loan in 2015. The Company recognized amortization of deferred financing costs of $29,431 and $87,653 during the three and nine months ended September 30, 2016, respectively. Unamortized debt issuance cost as of September 30, 2016 amounted to $130,519.

The Company recognized interest expense of $201,953 and $614,453 during the three and nine months ended September 30, 2016, respectively. During the three and nine months ended September 30, 2016, the Company paid interest of $206,250 and $684,298, respectively. Accrued interest was $45,206 as of September 30, 2016. The balance at September 30, 2016 was $4,812,500.

Note 11 – Stockholders’ Equity

The total number of shares of all classes of capital stock which the Company is authorized to issue is 300,000,000 shares of common stock with $0.00001 par value.

During the nine months ended September 30, 2016, the Company issued 213,742 shares of its common stock valued at $0.32 per share as part of an agreement for services rendered.

During the nine months ended September 30, 2016, the Company issued 71,428 shares of its common stock valued at $0.70 per share for services rendered.

During the nine months ended September 30, 2016, the Company cancelled 713,767 shares of its common stock valued at $125,000 in conjunction with an agreement with a former shareholder. The Company committed to issue 125,000 shares to former shareholders valued at $56,250 recorded as settlement expense during the three and nine months ended September 30, 2016. These shares were not issued as of the date of this Quarterly Report.

As of September 30, 2016 and December 31, 2015, there were 81,264,357 and 81,692,954 shares of the Company’s common stock issued and outstanding, respectively.

Note 12 – Commitments & Contingencies

Litigation:

From time to time the Company may become a party to litigation in the normal course of business. Management believes that there are no current legal matters that would have a material effect on the Company’s financial position or results of operations.

Operating leases

In April 2014, a subsidiary entered into an extension of a non-cancellable operating lease for office space that expires on March 31, 2017. Rent expense under this lease for the first six months of 2016 was $8,923 per month less a $3,010 per month sublease through March 2017. During the month of June 2016, the subsidiary was relieved from a portion of the lease, leaving the monthly obligation at $2,609 with the sublease of $3,010 still in effect.

In December 2015, a subsidiary entered into a non-cancellable operating lease for office space through November 2016. Rental payments under this lease are $5,500 Australian dollars per month, which is approximately $4,200.

In December 2015, the Company entered into a non-cancellable operating lease for office space through December 2016. Rental payments under this lease are $5,500 per month.

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2016:

Year ending December 31:
2016 – remaining three months	$32,727
2017	7,827
Total	$40,554

On December 8, 2014, a subsidiary entered into a non-cancellable 36 month phone lease with an estimated cost of $894 a month.

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2016:

Year ending December 31:
2016 – remaining three months	$2,682
2017	9,834
Total	$12,516

Note 13 – Stock Options

On July 30, 2014, the Company’s board of directors approved the Company’s 2014 Equity Incentive Plan (the “Plan”) and the reservation of 15,525,000 shares of common stock for issuance under the Plan. The Plan was approved by the Company’s shareholders and became effective on August 5, 2015.

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

The following table summarizes the options outstanding, option exercisability and the related prices for the shares of the Company’s common stock issued to employees and consultants under the Plan at September 30, 2016:

	Options Outstanding			Options Exercisable
Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
$0.25 - $0.65	5,000,000	7.9	$0.41	3,000,000	$0.25

The stock option activity for the nine months ended September 30, 2016 is as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2015	5,000,000	$0.41
Granted	-	-
Exercised	-	-
Expired or canceled	-	-
Outstanding at September 30, 2016	5,000,000	$0.41

Stock-based compensation expense related to vested options was $306,646 and $913,930 during the three and nine months ended September 30, 2016, respectively. The Company determined the value of share-based compensation for options vesting during the period using the Black-Scholes fair value option-pricing model with the following weighted average assumptions: estimated fair value of Company’s common stock of $0.74, risk-free interest rate of 2.23%, volatility of 154%, expected lives of 10 years, and dividend yield of 0%. Stock options outstanding as of September 30, 2016, as disclosed in the above table, have an intrinsic value of $nil.

Note 14 – Stock Warrants

The following table summarizes the warrants outstanding, warrant exercisability and the related prices for the shares of the Company’s common stock at September 30, 2016:

	Warrants Outstanding			Warrants Exercisable
Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
$0.34	3,584,759	8.3	$0.34	3,584,759	$0.34
0.49	4,547,243	9.1	0.49	4,547,243	0.49
5.00	1,000,000	2.2	5.00	1,000,000	5.00

The warrant activity for the nine months ended September 30, 2016 is as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2015	$9,132,002	$0.92
Granted	-	-
Exercised	-	-
Expired or canceled	-	-
Outstanding at September 30, 2016	$9,132,002	$0.92

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

Fair value at September 30, 2016 was estimated to be $1,535,795 and based on the following assumptions:

September 30, 2016
Risk-free interest rate	1.60%
Expected remaining term	9.00 Years
Expected volatility	143.11%
Dividend yield	0%

During the nine months ended September 30, 2016, the decrease in the fair value of the warrant derivative liability of $1,560,384 was recorded as a gain on change in fair value of derivative liability.

During the three months ended September 30, 2016, the decrease in the fair value of the warrant derivative liability of $1,137,309 was recorded as a gain on change in fair value of derivative liability.

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

Net sales attributed to customers in the United States and foreign countries for the nine months ended September 30, 2016 and 2015 were as follows:

	September 30, 2016	September 30, 2015
United States	$26,144,435	$7,237,619
Foreign countries	1,967,459	-
	$28,111,894	$7,237,619

The Company’s net sales by product group for the nine months ended September 30, 2016 and 2015 were as follows:

	September 30, 2016	September 30, 2015
Nutraceuticals	$27,281,476	$7,237,619
Over the Counter (OTC)	780,265	-
Cosmeceuticals	50,153	-
	$28,111,894	$7,237,619

Net sales attributed to customers in the United States and foreign countries for the three months ended September 30, 2016 and 2015 were as follows:

	September 30, 2016	September 30, 2015
United States	$10,771,707	$3,181,623
Foreign countries	797,861	-
	$11,569,568	$3,181,623

The Company’s net sales by product group for the three months ended September 30, 2016 and 2015 were as follows:

	September 30, 2016	September 30, 2015
Nutraceuticals	$11,341,036	$3,181,623
Over the Counter (OTC)	222,390	-
Cosmeceuticals	6,142	-
	$11,569,568	$3,181,623

(1) Net sales for any other product group of similar products are less than 10% of consolidated net sales.

Long-lived assets (net) attributable to operations in the United States and foreign countries as of September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016	December 31, 2015
United States	$15,567,926	$17,411,598
Foreign countries	25,225	12,081
	$15,593,151	$17,423,679

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

The Company has consulted with a valuation professional to assist in determining the fair value of the identifiable NomadChoice’s intangible assets. As a result of this work, the Company has increased the amount allocated to the Customer Database by $215,000, decreased the amount allocated to Intellectual Property by $100,000 and decreased the amount allocated to the Blogger Database by $115,000. These adjustments had no effect on the income statement. The Company believes that these restated amounts properly states the fair value of the TPR Investments Pty Ltd. transaction.

Note 18 – Income Taxes

Income tax expense was $264,377 and $659,462 for the three and nine months ended September 30, 2016, respectively, compared to $0 for the same periods in 2015. The current provision is attributable to Australian operations and the current tax rate in effect in that country.

The total deferred tax asset is calculated by multiplying a domestic (US) 34% marginal tax rate by the cumulative net operating loss carryforwards (“NOL”). The Company currently has NOLs, which expire through 2035. Management has determined based on all the available information that a 100% valuation reserve is required.

For U.S. purposes, the Company has not completed its evaluation of NOL utilization limitations under Internal Revenue Code, as amended (the “Code”) Section 382, change of ownership rules. If the Company has had a change in ownership, the NOL’s would be limited as to the amount that could be utilized each year, based on the Code.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Synergy for the three and nine months ended September 30, 2016 and 2015, should be read in conjunction with the financial statements of Synergy, and the notes to those financial statements that are included elsewhere in this Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in our Form 10-K filed on March 31, 2016. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

The Company is in the business of marketing and distributing consumer branded products through various distribution channels primarily in the health and wellness industry. The Company’s strategy is to grow both organically and by future acquisition.

During 2015, we completed five acquisitions, with at least one in each of the three targeted verticals of Nutraceuticals, Cosmeceuticals and Over the Counter (OTC). Our objective is to grow all three verticals to provide a balanced and synergistic portfolio that drives consumer demand via multiple channels. We expect the incorporation of these acquisitions into the Company will have a significant impact on our revenue and results of operations.

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

For the nine months ended September 30, 2016
Net income	$5,848,552
Interest income	(5,043)
Interest expense	1,265,844
Taxes	659,462
Depreciation	26,783
Amortization	2,157,238
EBITDA	$9,952,836
Gain on change in fair value of derivative liability	(1,560,384)
Stock-based compensation	913,930
Stock issued for services	50,000
One-time expenses	185,413
Gain on foreign currency translation and transaction	(10,362)
Adjusted EBITDA	$9,531,433

For the three months ended September 30, 2016
Net income	$3,050,666
Interest income	(370)
Interest expense	432,622
Taxes	264,377
Depreciation	16,089
Amortization	600,950
EBITDA	$4,364,334
Gain on change in fair value of derivative liability	(1,137,309)
Stock-based compensation	306,646
One-time expenses	56,250
Gain on foreign currency translation and transaction	(80,195)
Adjusted EBITDA	$3,509,726

EBITDA and Adjusted EBITDA are considered non-GAAP financial measures. EBITDA represents earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA represents EBITDA, further adjusted to exclude the impact of higher-than-normal revenue change order activity and certain expenses and transactions that we believe are not representative of our core operating results, including gain on change in fair value of derivative liability; stock-based compensation; one-time expenses for acquisitions; and the gain on foreign currency translation and transaction. The Company’s definitions of EBITDA and adjusted EBITDA might not be comparable to similarly titled measures reported by other companies.

Results of Operations for the Three months Ended September 30, 2016 and 2015

Revenue

For the three months ended September 30, 2016, we had revenue of $11,569,568 from sales of our products, as compared to revenue of $3,181,623 for the same period in 2015. This is primarily due to the acquisitions we completed during 2015 and is comprised of the following categories:

September 30, 2016
Nutraceuticals	$11,341,036
Over the Counter (OTC)	222,390
Cosmeceuticals	6,142
$11,569,568

Cost of Revenue

For the three months ended September 30, 2016, our cost of revenue was $3,475,159. Our cost of revenue for the three months ended September 30, 2015, was $1,469,910. This increase is also due to the acquisitions we completed during 2015 and is comprised of the following categories:

September 30, 2016
Nutraceuticals	$3,432,640
Over the Counter (OTC)	40,527
Cosmeceuticals	1,992
$3,475,159

Gross Profit

Gross profit was $8,094,409 for the three months ended September 30, 2016, as compared to gross profit of $1,711,713 for the same period in 2015.

Operating Expenses

Selling and Marketing Expenses

For the three months ended September 30, 2016, our selling and marketing expenses were $3,051,808 as compared to $814,640 for the same period in 2015, which is primarily due to marketing our various products in multiple media channels including print, television and online. This increase is solely attributable to the acquisitions we completed during 2015.

General and Administrative Expenses

For the three months ended September 30, 2016, our general and administrative expenses were $1,811,395. For the three months ended September 30, 2015, our general and administrative expenses were $706,806. The increase is primarily due to the acquisitions completed during 2015 and having general costs now to run and manage each brand.

Depreciation and Amortization Expenses

For the three months ended September 30, 2016, our depreciation and amortization expenses were $298,079 as compared to $103,103 for the same period in 2015. The increase in 2016 is due to the acquisitions completed during 2015.

Other Income and Expenses

For the three months ended September 30, 2016 and 2015 we had other (income) and expense items of the following:

	Three months ended September 30, 2016	Three months ended September 30, 2015
Interest income	$(370)	$-
Interest expense	432,622	212,904
Remeasurement gain on translation of foreign subsidiary	(52,069)	-
Gain on change in fair value of derivative liability	(1,137,309)	-
Settlement expense	56,250	-
Amortization of debt discount	273,941	304,117
Amortization of debt issuance cost	45,019	37,753
Total	$(381,916)	$554,774

For the three months ended September 30, 2016, we had interest expense of $432,622 as compared to $212,904 for the same period in 2015. The increase was due to the issuance of loans for the purpose of acquisitions of various companies during 2015. We also issued warrants along with the loans and paid debt issuance cost in 2015 which led to the amortization of debt discount and debt issuance costs. We issued warrants with a reset provision in 2015 which led to the calculation of warrant derivative liability and hence we recorded a gain on change in fair value of derivative liability of $1,137,309. During 2015, we acquired a foreign subsidiary and thus recorded a remeasurement gain on the foreign currency translation.

Net Income (Loss)

For the three months ended September 30, 2016, our net income was $3,050,666 as compared to a net loss of ($467,610) for the same period in 2015.

Results of Operations for the Nine months Ended September 30, 2016 and 2015

Revenue

For the nine months ended September 30, 2016, we had revenue of $28,111,894 from sales of our products, as compared to revenue of $7,237,619 for the same period in 2015. This is primarily due to the acquisitions we completed during 2015 and is comprised of the following categories:

September 30, 2016
Nutraceuticals	$27,281,476
Over the Counter (OTC)	780,265
Cosmeceuticals	50,153
$28,111,894

Cost of Revenue

For the nine months ended September 30, 2016, our cost of revenue was $7,694,028. Our cost of revenue for the nine months ended September 30, 2015, was $3,103,244. This increase is also due to the acquisitions we completed during 2015 and is comprised of the following categories:

September 30, 2016
Nutraceuticals	$7,677,847
Over the Counter (OTC)	4,413
Cosmeceuticals	11,768
$7,694,028

Gross Profit

Gross profit was $20,417,866 for the nine months ended September 30, 2016, as compared to gross profit of $4,134,375 for the same period in 2015.

Operating Expenses

Selling and Marketing Expenses

For the nine months ended September 30, 2016, our selling and marketing expenses were $6,688,663 as compared to $2,228,418 for the same period in 2015, which is primarily due to marketing our various products in multiple media channels including print, television and online. This increase is solely attributable to the acquisitions we completed during 2015.

General and Administrative Expenses

For the nine months ended September 30, 2016, our general and administrative expenses were $5,359,578. For the nine months ended September 30, 2015, our general and administrative expenses were $1,407,458. The increase is primarily due to the acquisitions completed during 2015 and having general costs now to run and manage each brand.

Depreciation and Amortization Expenses

For the nine months ended September 30, 2016, our depreciation and amortization expenses were $871,089 as compared to $282,256 for the same period in 2015. The increase in 2016 is due to the acquisitions completed during 2015.

Other Income and Expenses

For the nine months ended September 30, 2016 and 2015, we had other (income) and expense items of the following:

	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Interest income	$(5043)	$-
Interest expense	1,265,844	612,094
Remeasurement gain on translation of foreign subsidiary	(79,076)	-
Gain on change in fair value of derivative liability	(1,560,384)	-
Settlement expenses	56,250	-
Amortization of debt discount	1,142,649	2,575,192
Amortization of debt issuance cost	170,282	101,105
Total	$990,522	$3,288,391

For the nine months ended September 30, 2016, we had interest expense of $1,265,844 as compared to $612,094 for the same period in 2015. The increase was due to the issuance of loans for the purpose of acquisitions of various companies during 2015. We also issued warrants along with the loans and paid debt issuance cost in 2015 which led to the amortization of debt discount and debt issuance costs. We issued warrants with a reset provision in 2015 which led to the calculation of warrant derivative liability and hence we recorded a gain on change in fair value of derivative liability of $1,560,384. During 2015, we acquired a foreign subsidiary and thus recorded a remeasurement gain on the foreign currency translation.

Net Income (Loss)

For the nine months ended September 30, 2016, our net income was $5,848,552, as compared to a net loss of ($3,072,148) for the same period in 2015.

Liquidity and Capital Resources

Overview

As of September 30, 2016, we had $4,220,141 cash on hand and a $2,487,840 working capital deficit. The deficit is largely due to a derivative liability for stock warrants outstanding of $1,535,795. In addition, we also had restricted cash of $291,620 which is comprised of $191,620 for a rolling reserve with Paypal and $100,000 for credit card collateral.

Going Concern

The Company’s unaudited condensed consolidated financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had an accumulated deficit at September 30, 2016 of $2,721,289. The Company had a working capital deficit of $2,487,840 as of September 30, 2016. Due to acquisitions during 2015 of revenue-producing products, the Company believes it has established an ongoing source of revenue that is sufficient to cover its operating costs.

Management’s plans to continue as a going concern include growing sales revenue on our existing brands, raising additional capital through borrowing and sales of common stock. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

Nine months ended September 30, 2016 and 2015

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2016 was $6,247,059, compared to $800,030 for the same period in 2015. This increase in net cash provided by operating activities for the nine months ended September 30, 2016 was primarily attributable to an increase in net income due to the acquisitions in 2015 as well as the changes in operating assets and liabilities.

The $6,247,059 consists of our net income of $5,848,552 increased by:

Amortization of debt issuance cost	$170,282
Depreciation and amortization	871,089
Stock based compensation	913,930
Stock issued for services	50,000
Settlement expense	56,250
Amortization of debt discount	1,142,649
Change in fair value of derivative liability	(1,560,384)
Remeasurement gain on translation of foreign subsidiary	(79,076)
Non cash implied interest	92,924
Decrease in accounts receivable	2,085,579
Increase in inventory	(299,883)
Increase in prepaid expenses	(1,097,503)
Decrease in accounts payable and accrued expenses	(1,947,350)

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2016 was $2,446,641, compared to net cash used of $4,754,045 for the same period in 2015. The decrease in cash used in investing activities during 2016 is attributable to the release of restricted cash and the cash used in 2015 is attributable to the purchase of the Focus Factor assets.

Payments for acquisition of fixed assets	$(210,605)
Payment of earn out liability	(2,551,500)
Restricted cash	315,464

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2016 was $3,225,000, compared to net cash provided of $4,778,625 for the same period in 2015. This is attributable to the repayment of notes during 2016 and the proceeds of the notes in 2015.

Repayment of notes payable	$(3,225,000)

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

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. As of September 30, 2016, the Company had no cash equivalents.

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

Intangible Assets

We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization except intellectual property of $1,450,000 acquired as part of Asset Purchase Agreement entered into with Factor Nutrition LLC on January 22, 2015. Intangible assets are amortized on a straight line basis over the useful lives.

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

Indicators of impairment include significant underperformance relative to historical or projected future operating results, significant changes in our use of the assets or in our business strategy, loss of or changes in customer relationships and significant negative industry or economic trends. When indications of impairment arise for a particular asset or group of assets, we assess the future recoverability of the carrying value of the asset (or asset group) based on an undiscounted cash flow analysis. If carrying value exceeds projected, net, undiscounted cash flows, an additional analysis is performed to determine the fair value of the asset (or asset group), typically a discounted cash flow analysis, and an impairment charge is recorded for the excess of carrying value over fair value. As of September 30, 2016, our qualitative analysis of long-lived assets did not indicate any impairment.

Goodwill

An asset purchase is accounted for under the purchase method of accounting. Under that method, assets and liabilities of the business acquired are recorded at their estimated fair values as of the date of the acquisition, with any excess of the cost of the acquisition over the estimated fair value of the net tangible and intangible assets acquired recorded as goodwill. As of September 30, 2016, our qualitative analysis of goodwill did not indicate any impairment.

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

Advertising Expense

The Company expenses marketing, promotions and advertising costs as incurred. Such costs are included in selling expense in the accompanying unaudited condensed consolidated statements of operations.

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

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under ASC subtopic 260-10, Earnings Per Share. Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted earnings per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock (using the “treasury stock” method), unless their effect on net loss per share is anti-dilutive. As of September 30, 2016, options to purchase 5,000,000 shares of common stock and warrants to purchase 9,132,002 shares of common stock were outstanding. These potential shares were included in the shares used to calculate diluted earnings per share.

Going Concern

The Company’s unaudited condensed consolidated financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had an accumulated deficit at September 30, 2016 of $2,721,289. The Company had a working capital deficit of $2,487,840 as of September 30, 2016. Due to acquisitions during 2015 of revenue-producing products, the Company believes it has established an ongoing source of revenue that is sufficient to cover its operating costs.

Management’s plans to continue as a going concern include growing sales revenue on our existing brands, raising additional capital through borrowing and sales of common stock. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

As of September 30, 2016, the Company has determined that there were no assets or liabilities measured at fair value, except for the warrant derivative liability.

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

Foreign Currency Translation

The functional currency of one of the Company’s foreign subsidiaries (Nomadchoice Pty Ltd.) is the U.S. Dollar. The Company’s foreign subsidiary maintains its records using local currency (Australian Dollar). All monetary assets and liabilities of the foreign subsidiary were translated into U.S. Dollars at quarter end exchange rates, non-monetary assets and liabilities of the foreign subsidiary were translated into U.S. Dollars at transaction day exchange rates. Income and expense items related to non-monetary items were translated at exchange rates prevailing during the transaction date and other incomes and expenses were translated using average exchange rate for the period. The resulting translation adjustments, net of income taxes, were recorded in statements of operations as Remeasurement gain or loss on translation of foreign subsidiary.

The functional currency of the Company’s other foreign subsidiary (Synergy CHC Inc.) is the Canadian Dollar (CAD). The Company’s foreign subsidiary maintains its records using local currency (CAD). All assets and liabilities of the foreign subsidiary were translated into U.S. Dollars at period end exchange rates and stockholders’equity is translated at the historical rates. Income and expense items were translated using average exchange rate for the period. The resulting translation adjustments, net of income taxes, are reported as other comprehensive income and accumulated other comprehensive income in the stockholder’s equity in accordance with ASC 220 – Comprehensive Income.

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

Warehousing costs

Warehouse costs include all third party warehouse rent fees and any additional costs relating to assembly or special pack-outs of the Company’s products are charged to general and administrative expenses as incurred.

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

A Black-Scholes-Merton option-pricing model, with dilution effects, was utilized to estimate the fair value of the Warrant Derivative Liabilities as of September 30, 2016. This model is subject to the significant assumptions discussed below and requires the following key inputs with respect to the Company and/or instrument:

Input	September 30, 2016
Stock Price	$0.35
Exercise Price	$0.49
Expected Life (in years)	9.0
Stock Volatility	143.11%
Risk-Free Rate	1.60%
Dividend Rate	0%
Outstanding Shares of Common Stock	4,547,243

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

ASU 2016-01

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-01, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.

ASU 2015-17

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. Currently deferred taxes for each tax jurisdiction are presented as a net current asset or liability and net noncurrent asset or liability on the balance sheet. To simplify the presentation, the new guidance requires that deferred tax liabilities and assets for all jurisdictions along with any related valuation allowances be classified as noncurrent in a classified statement of financial position. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016, and early adoption is permitted. The Company adopted this guidance in the fourth quarter of the year ended December 31, 2015 on a retrospective basis. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements, and did not have any effect on prior periods due to the full valuation allowance against the Company’s net deferred tax assets.

ASU 2015-16

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement–Period Adjustments. Changes to the accounting for measurement-period adjustments relate to business combinations. Currently, an acquiring entity is required to retrospectively adjust the balance sheet amounts of the acquiree recognized at the acquisition date with a corresponding adjustment to goodwill as a result of changes made to the balance sheet amounts of the acquiree. The measurement period is the period after the acquisition date during which the acquirer may adjust the balance sheet amounts recognized for a business combination (generally up to one year from the date of acquisition). The changes eliminate the requirement to make such retrospective adjustments, and, instead require the acquiring entity to record these adjustments in the reporting period they are determined. The new standard is effective for both public and private companies for periods beginning after December 15, 2015. Adoption of this new standard did not have any material on the Company’s consolidated financial statements.

ASU 2015-14

In August 2015, the FASB issued ASU No. 2015-14, Revenue From Contracts With Customers (Topic 606). The amendments in this ASU defer the effective date of ASU 2014-09. Public business entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are still evaluating the effect of the adoption of ASU 2014-09 on our consolidated financial statements.

ASU 2015-11

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (Topic 330). ASU 2015-11 simplifies the accounting for the valuation of all inventory not accounted for using the last-in, first-out (“LIFO”) method by prescribing that inventory be valued at the lower of cost and net realizable value. ASU 2015-11 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 on a prospective basis. We do not expect the adoption of ASU 2015-11 to have a material effect on our consolidated financial statements.

ASU 2015-05

In April 2015, the FASB issued ASU 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40). ASU 2015-05 provides guidance regarding the accounting for a customer’s fees paid in a cloud computing arrangement; specifically about whether a cloud computing arrangement includes a software license, and if so, how to account for the software license. ASU 2015-05 is effective for public companies’ annual periods, including interim periods within those fiscal years, beginning after December 15, 2015 on either a prospective or retrospective basis. Early adoption is permitted. Adoption of this new standard did not have any impact on the Company’s consolidated financial statements.

ASU 2015-07

In May 2015, the FASB issued ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (“ASU 2015-07”). This guidance eliminates the requirement to categorize investments within the fair value hierarchy if their fair value is measured using the net asset value (“NAV”) per share practical expedient in the FASB’s fair value measurement guidance. The new standard is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. Adoption of this new standard did not have any impact on the Company’s consolidated financial statements.

ASU 2015-03

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments are to be applied on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance. The Company reclassified debt issuance cost of $208,569 and $378,852 from other assets to liabilities and netted off with the related loans in the liabilities as of September 30, 2016 and December 31, 2015, respectively.

ASU 2015-02

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The ASU focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification and improves current U.S. GAAP by placing more emphasis on risk of loss when determining a controlling financial interest, reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (“VIE”), and changing consolidation conclusions for companies in several industries that typically make use of limited partnerships or VIEs. The ASU will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. Adoption of this new standard did not have any impact on the Company’s consolidated financial statements.

ASU 2015-01

In January 2015, the FASB issued ASU No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This ASU eliminates from U.S. GAAP the concept of extraordinary items. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. Adoption of this new standard did not have any impact on the Company’s consolidated financial statements.

ASU 2014-17

In November 2014, the FASB issued ASU No. 2014-17, Business Combinations (Topic 805): Pushdown Accounting. This ASU provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. ASU 2014-17 was effective on November 18, 2014. The adoption of ASU 2014-17 did not have any effect on our consolidated financial statements.

ASU 2014-16

In November 2014, the FASB issued ASU 2014-16, Derivatives and Hedging (Topic 815). ASU 2014-16 addresses whether the host contract in a hybrid financial instrument issued in the form of a share should be accounted for as debt or equity. ASU 2014-16 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We have not previously issued and do not currently have issued, nor were we or are we investors in, hybrid financial instruments. Accordingly, we do not expect the adoption of ASU 2014-16 to have any effect on our consolidated financial statements.

ASU 2014-15

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40). ASU 2014-15 provides guidance related to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosure. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for interim and annual periods thereafter. Early application is permitted. We do not expect the adoption of ASU 2014-15 to have a material effect on our consolidated financial statements.

ASU 2014-12

In June 2014, the FASB issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Adoption of this new standard did not have any impact on the Company’s consolidated financial statements.

ASU 2014-09

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). ASU 2014-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 by one year for all entities and permits early adoption on a limited basis. ASU 2014-09 will be effective for the Company in the first quarter of 2018, and early adoption permitted in the first quarter of 2017. We are still evaluating the effect of the adoption of ASU 2014-09 on our consolidated financial statements.

ASU 2014-08

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) and Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 amends the definition for what types of asset disposals are to be considered discontinued operations, as well as amending the required disclosures for discontinued operations and assets held for sale. ASU 2014-08 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2014. The adoption of ASU 2014-08 did not have any effect on our consolidated financial statements.

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and concluded that as of September 30, 2016, (i) the Company’s disclosure controls and procedures were not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”), and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Signatures	Title	Date

/s/ Jack Ross	Chief Executive Officer and	October 26, 2016
Chief Financial Officer

