Form 10-K
period 2016-12-31
Synergy CHC Corp.
filed 2017-03-24
CIK 1562733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2016 was approximately $14.1 million based upon the closing price of the common stock as quoted by the Over-the-Counter Bulletin Board (the “OTC Bulletin Board”)

As of March 21, 2017, there were 88,764,357 shares of the registrant’s common stock, par value $0.00001 per share, outstanding.

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

2016 Fiscal Year Developments

During 2016 we created a new Canadian subsidiary, Synergy CHC Inc., for the purpose of operating a technology center in Halifax, Nova Scotia. The new center is an online marketing arm of the company, called The Synergy Effect. We created another new subsidiary, Sneaky Vaunt Corp., for the purpose of developing, marketing and selling specialty products. We also focused on executing our current brands and creating line extensions that will launch in 2017.

Description of the Business

FOCUSfactor is sold at America’s leading retailers such as Costco, Sam’s Club, BJ’s, Walmart, Walgreens, CVS and The Vitamin Shoppe. FOCUSfactor is a brain-health nutritional supplement that includes a proprietary blend of brain supporting vitamins, minerals, antioxidants and other nutrients. In December 2012, the United States Patent and Trademark Office issued US Patent 8,329,227 covering FOCUSfactor’s proprietary formulation “for enhanced mental function.” The issuance of the patent marked one of the few times a patent has been issued for a nationally branded nutritional supplement. FOCUSfactor is clinically tested with results demonstrating improvements in focus, concentration and memory in healthy adults. FOCUSfactor is a material product to our revenue base, representing 37% of revenue.

Flat Tummy Tea is a uniquely formulated two-step herbal detox tea that works to naturally help speed metabolism, boost energy and reduce bloating. Flat Tummy Tea is sold exclusively online at www.flattummytea.com. Flat Tummy Tea is a material product to our revenue base, representing 60% of revenue.

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

Research and Development

We currently outsource our research and development to our manufacturers, as they are experienced in the development of new products and line extensions.

Manufacturing

We currently outsource the manufacturing of our products to third parties who have the necessary equipment and technology to provide mass quantities as required. FOCUSfactor is manufactured by Atrium Innovations and Vit-Best Nutrition. Flat Tummy Tea is manufactured by Caraway Tea Company. Neuragen is manufactured by C-Care. Hand MD is manufactured by HealthSpecialty. Urgent Rx is manufactured by Capstone Nutrition.

Commercialization

We are highly dependent on two retailers for the sale of our FOCUSfactor product: Costco Wholesale Corporation and Sam’s West, Inc./Walmart (a/k/a Sam’s Club), which comprise 88% of our net revenue for FOCUSfactor. We intend to diversify our sales network and generate revenue by selling our consumer-ready products to retailers across North America, which retailers may then sell to end consumers through retail distribution channels. We also sell direct to wholesalers and distributors at a reduced cost to grow our revenue base quickly and to penetrate the market more effectively.

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

Government Regulation

The products that we sell, and those that we are developing for future sale, may be subject to U.S. Food and Drug Administration (“FDA”) approval for packaging compliance. With respect to the products we currently sell, our regulatory counsel has reviewed all of our products and we are compliant with the current rules. Since the current products sold are considered nutraceuticals, cosmeceuticals and over the counter products, minimal regulations are placed on the product with the exception of the appropriate labeling and warnings on the packaging.

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

Employees

As of March 21, 2017, we had 36 full-time employees and no part-time employees. We intend to grow our employee base in response to the demands and requirements of the business.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES

The following table describes our principal properties leased as of March 21, 2017:

Purpose	Location	Square Footage
Technology Center (1)	Halifax, NS	6,800
Main Office (2)	Westbrook, ME	3,510
Subsidiary Head Office (3)	Denver, CO	2,995
Subsidiary Head Office (4)	Cottesloe, WA, Australia	2,370

(1) Monthly rental payments are $8,050 CDN per month on a month to month basis

(2) Monthly rental payments are $4,290 per month on a month to month basis

(3) Monthly rental payments are $8,923 per month less a $3,010 per month sublease through March 2017

(4) Monthly rental payments are $5,900 AUD per month (approximately $4,480 USD) through April 2017.

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

Quarter Ended	High	Low
12/31/16	$0.74	$0.46
9/30/16	$0.70	$0.40
6/30/16	$1.00	$0.35
3/31/16	$0.43	$0.30
12/31/15	$0.74	$0.46
9/30/15	$0.70	$0.40
6/30/15	$1.00	$0.35
3/31/15	$0.43	$0.30
12/31/14	$0.55	$0.31
9/30/14	$0.60	$0.31
6/30/14	$2.00	$0.30
3/31/14	$0.33	$0.33

Shareholders

As of March 21, 2017, we had 39 shareholders of record of our common stock.

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

December 31, 2016
Net loss	$(796,161)
Interest income	(5,107)
Interest expense	1,567,867
Taxes	944,358
Depreciation	44,480
Amortization	2,961,751
EBITDA	$4,717,188
Loss on change in fair value of derivative liability	(1,380,600)
Stock-based compensation	2,200,160
One-time expenses for 2015 acquisitions	109,163
Stock issued for services	50,000
Settlement Expenses	56,250
Directors Fees	40,000
Loss on extinguishment of debt	657,180
Focus Factor Kids return	1,249,487
Impairment of Intangible Assets	2,176,910
Loss on foreign currency translation and transaction	40,842
Write off of obsolete inventory	300,187
Non-cash implied interest	114,213
Adjusted EBITDA	$10,330,980

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

Results of Operations for the Years Ended December 31, 2016 and December 31, 2015

During 2015, we completed five acquisitions, with at least one in each of the three targeted verticals of Nutraceuticals, Cosmeceuticals and Over the Counter (OTC). Our objective is to grow all three verticals to provide a balanced and synergistic portfolio that drives consumer demand via multiple channels. During 2016 we focused on growing and managing our existing brands.

Revenue

For the year ended December 31, 2016, we had revenues of $34,840,394 from sales of our products, as compared to revenue of $13,456,377 for the year ended December 31, 2015. This is primarily due to having a full year of operations of the acquisitions we completed during 2015 and is comprised of the following categories:

	December 31, 2016	December 31, 2015
Nutraceuticals	$33,877,529	$13,030,006
Over the Counter (OTC)	907,401	416,417
Cosmeceuticals	55,464	9,954
	$34,840,394	$13,456,377

Cost of Revenue

For the year ended December 31, 2016, our cost of revenue was $10,205,324. Our cost of revenue for the year ended December 31, 2015, was $5,308,130. This increase is also due to having a full year of operations of the acquisitions we completed during 2015 and is comprised of the following categories:

	December 31, 2016	December 31, 2015
Nutraceuticals	$10,020,273	$5,194,831
Over the Counter (OTC)	167,784	110,637
Cosmeceuticals	17,267	2,662
	$10,205,324	$5,308,130

Gross Profit

Gross profit was $24,635,070, or 71%, for the year ended December 31, 2016, as compared to gross profit of $8,148,247, or 61%, for the same period in 2015, an increase of $16,486,825, or 202%. The increase in gross profit and gross profit margin is directly related to increase in sales and better negotiated deals with manufacturers, utilizing volume purchasing to avail lower prices and purchasing finished goods instead of buying components.

Operating Expenses

Selling and Marketing Expenses

For the year ended December 31, 2016, our selling and marketing expenses were $10,334,075 as compared to $3,685,727 for the year ended December 31, 2015, which is primarily due to marketing our various products in multiple media channels including print, television and online. This increase is also due to having a full year of operations of the acquisitions we completed during 2015.

General and Administrative Expenses

For the year ended December 31, 2016, our general and administrative expenses were $8,019,722. For the year ended December 31, 2015, our general and administrative expenses were $3,368,495, the change in which was primarily due to having a full year of operations of the acquisitions we completed in 2015.

Depreciation and Amortization Expenses

For the year ended December 31, 2016 our depreciation and amortization expenses were $1,170,778 as compared to $608,002 for the year ended December 31, 2015. The increase in 2016 is due to the acquisitions completed during 2015.

Impairment of Intangible Assets and Goodwill

During review of intangible assets and goodwill, it was determined that the carrying value of the intangible assets and goodwill for one of our subsidiaries may not be recoverable, so the assets were fully impaired. For the year ended December 31, 2016, we recorded non-cash intangible asset and goodwill impairment charges of $2,176,910 related to a subsidiary.

Other Income and Expenses

For the year ended December 31, 2016 we had other (income) and expense items of the following:

Interest income	$(5,107)
Interest expense	1,567,867
Remeasurement loss on translation of foreign subsidiary	54,345
Gain on change in fair value of derivative liability	(1,380,600)
Amortization of debt discount	1,620,151
Amortization of debt issuance cost	215,302
Settlement expense	56,250
Loss on extinguishment of debt	657,180
Total	$2,785,388

For the year ended December 31, 2015 we had other (income) and expense items of the following:

Interest income	$(1,460)
Interest expense	958,740
Remeasurement gain on translation of foreign subsidiary	(7,740)
Loss on change in fair value of derivative liability	1,028,921
Amortization of debt discount	5,499,640
Amortization of debt issuance cost	154,525
Total	$7,632,626

The increase in interest expense in 2016 was due to the loans issued for the purpose of acquisitions of various companies’ during 2015. We also issued warrants along with the loans and paid debt issuance cost in 2015 which lead to the amortization of debt discount and debt issuance cost during 2015. We issued warrants with a reset provision in 2015 which lead to the calculation of warrant derivative liability and hence we recorded a loss on change in fair value of derivative liability. In 2016, we cancelled those warrants and issued shares, which resulted in a loss on extinguishment of debt.

Income tax expense

For the years ended December 31, 2016 and 2015 we incurred income tax expense of $944,358 and $389,945, respectively, primarily related to our subsidiary, NomadChoice Pty Limited (NomadChoice), located in Australia and which we acquired in 2015.

Net Loss

For the year ended December 31, 2016, our net loss was $796,161. For the year ended December 31, 2015 our net loss was $7,536,548. This was primarily due to non-operating expenses such as amortization of debt discounts and the change in the fair value of derivative liabilities in 2015. In 2016, we had a full year of operations of the companies we acquired in 2015.

Liquidity and Capital Resources

Overview

As of December 31, 2016, we had $2,517,642 cash on hand and a $4,944,587 working capital deficit. In addition, we also have restricted cash of $100,000 which is held for credit card collateral.

As of December 31, 2015, we had $3,640,893 cash on hand and a $6,029,421 working capital deficit. The deficit is largely due to the future liability we’ve accrued for in relation to an earn-out payment of $2,551,500 in which payments are due based solely on future earnings and a derivative liability for stock warrants outstanding of $3,096,179. In addition, we also had restricted cash of $607,084 which was comprised of $510,605 for the earn-out payment held in escrow account, $46,479 for a rolling reserve with Paypal and $50,000 for credit card collateral.

Going Concern

The Company’s consolidated financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had an accumulated deficit at December 31, 2016 of $9,366,000. The Company had a working capital deficit of $4,944,587 as of December 31, 2016. During the year ended December 31, 2016, the Company incurred net loss of $796,161. Due to acquisitions during 2015 of revenue producing products, the Company believes it has established an ongoing source of revenue that is sufficient to cover its operating costs and has income from operations of $2,933,585. The ability of the Company to continue as a going concern is dependent on the Company continuing to execute the sales of their products.

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

Year Ended December 31, 2016 and 2015

Net Cash Provided by (Used in) Operating Activities

For the year ended December 31, 2016, we had net cash provided by operating activities of $6,038,620, as compared to $644,316 used in operating activities for the year ended December 31, 2015. The decrease was primarily attributable to a change in the business due to acquisitions during 2015.

For 2016, the $6,038,620 consists of our net loss of $796,161 increased by:

Amortization of debt issuance cost	$215,302
Depreciation and amortization	1,170,778
Stock based compensation	2,200,160
Amortization of debt discount	1,620,151
Stock issued for services	50,000
Settlement expense	56,250
Foreign currency transaction gain	(13,503)
Loss on extinguishment of debt	657,180
Change in the fair value of derivative liability	(1,380,600)
Remeasurement loss on translation of foreign subsidiary	54,345
Impairment of goodwill and intangible assets	2,176,910
Non cash implied interest	114,213
Write-off of inventory	180,122
Decrease in accounts receivable	1,734,466
Increase in inventory	(547,295)
Increase in prepaid expenses	(1,051,168)
Increase in deferred revenue	36,000
Decrease in accounts payable and accrued expenses	(438,530)

For 2015, the $644,316 consists of our net loss of $7,536,548 reduced by:

Amortization of debt issuance cost	$154,525
Depreciation and amortization	608,002
Stock based compensation	551,714
Amortization of debt discount	5,499,640
Foreign currency transaction loss	54,600
Change in the fair value of derivative liability	1,028,921
Remeasurement gain on translation of foreign subsidiary	(7,740)
Bad debt allowance	50,000
Increase in accounts receivable	(1,317,050)
Increase in inventory	(19,632)
Increase in prepaid expenses	(194,889)
Increase in accounts payable and accrued expenses	484,141

Net Cash Used in Investing Activities

For the year ended December 31, 2016, we used net cash of $2,346,643 in investing activities, as compared to $4,399,856 used in investing activities for the year ended December 31, 2015. The decrease was primarily attributable to the acquisitions during 2015.

Investing activities during 2016:

Payments for acquisition of fixed assets	$(302,227)
Restricted cash	507,084
Payment of earn out liability	(2,551,500)

Investing activities during 2015:

Payments for acquisition of fixed assets	$(7,833)
Restricted cash	(607,084)
Payments for acquisition of Focus Factor assets	(4,500,000)
Payments for acquisition of Neuragen assets	(250,000)
Payments for acquisition of NomadChoice Pty Ltd	(2,918,200)
Cash acquired in acquisitions	3,883,261

Net Cash (Used in) Provided by Financing Activities

For the year ended December 31, 2016, financing activities used $4,831,250, as compared to $8,684,727 provided by financing activities for the year ended December 31, 2015. The decrease was primarily attributable to payments of notes payable issued in connection with the acquisitions during 2016.

Financing activities during 2016:

Repayment of notes payable	$(4,831,250)

Financing activities during 2015:

Advances from related party	$16,077
Proceeds from notes payable	11,500,000
Repayment of notes payable	(1,150,000)
Payment of debt issuance costs	(533,377)
Payment of dividends on subsidiary	(1,173,975)
Proceeds from exercise of warrants	2
Proceeds from issuance of common stock	26,000

Key 2017 Initiatives

During 2017, we have plans for organic growth within our current product lines by developing and launching new products and brands. Our technology center in Halifax, Nova Scotia will be in full operations for all of our brands. We have new marketing campaigns in process and intend to expand our online presence for each product. While we intend to grow further through additional acquisitions, we feel it is important to also develop our existing products.

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

CONSOLIDATED FINANCIAL STATEMENTS

Synergy CHC Corp.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Synergy CHC Corp.

We have audited the accompanying consolidated balance sheets of Synergy CHC Corp. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Synergy CHC Corp. at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company suffered a net loss, has accumulated deficit and has a net working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP
RBSM LLP
March 24, 2017

New York, New York

Synergy CHC Corp.

Consolidated Balance Sheets

	December 31, 2016	December 31, 2015
Assets
Current Assets
Cash and cash equivalents	$2,517,642	$3,640,893
Restricted cash	100,000	607,084
Accounts receivable, net	2,195,391	3,979,857
Prepaid expenses	1,348,602	422,434
Inventory, net	1,102,777	686,655
Total Current Assets	7,264,412	9,336,923

Fixed assets, net	257,386	12,017
Goodwill	7,793,240	11,496,402
Intangible assets, net	5,145,434	5,915,262

Total Assets	$20,460,472	$26,760,604

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$4,558,919	$5,032,102
Deferred revenue	36,000	-
Provision for income taxes payable	973,177	910,894
Earn out payment	-	2,551,500
Current portion of long-term notes payable, net of debt discount and debt issuance cost, related party	5,890,903	3,025,669
Current portion of long-term notes payable	750,000	750,000
Warrant derivative liability	-	3,096,179
Total Current Liabilities	12,208,999	15,366,344

Long-term Liabilities:
Note payable	-	750,000
Royalty payable	313,752	258,897
Notes payable, net of debt discount and debt issuance cost, related parties	830,245	4,965,650
Total long-term liabilities	1,143,997	5,974,547
Total Liabilities	13,352,996	21,340,890

Commitments and contingencies		-

Stockholders’ Equity:
Common stock, $0.00001 par value; 300,000,000 shares authorized; 88,764,357 and 81,692,954, shares issued and outstanding, respectively	888	817
Common stock to be issued (125,000 and 213,742 shares, respectively)	56,250	68,000
Additional paid in capital	16,400,316	13,920,735
Accumulated other comprehensive income	16,022	-
Accumulated deficit	(9,366,000)	(8,569,841)
Total stockholders’ equity	7,107,476	5,419,713
Total Liabilities and Stockholders’ Equity	$20,460,472	$26,760,604

The accompanying notes are an integral part of these consolidated financial statements

Synergy CHC Corp.

Consolidated Statements of Operations and Comprehensive Loss

	For the year Ended	For the year ended
	December 31, 2016	December 31, 2015
Revenue	$34,840,394	$13,456,377

Cost of Sales	10,205,324	5,308,130

Gross Profit	24,635,070	8,148,247

Operating expenses
Selling and marketing	10,334,075	3,685,727
General and administrative	8,019,722	3,368,495
Impairment of goodwill and intangible assets	2,176,910	-
Depreciation and amortization	1,170,778	608,002
Total operating expenses	21,701,485	7,662,224

Income from operations	2,933,585	486,023

Other (income) expenses
Interest income	(5,107)	(1,460)
Interest expense	1,567,867	958,740
Remeasurement loss (gain) on translation of foreign subsidiary	54,345	(7,740)
(Gain) loss on change in fair value of derivative liability	(1,380,600)	1,028,921
Amortization of debt discount	1,620,151	5,499,640
Amortization of debt issuance cost	215,302	154,525
Settlement expense	56,250	-
Loss on extinguishment of debt	657,180	-

Total other expenses	2,785,388	7,632,626

Net income (loss) before income taxes	$148,197	$(7,146,603)
Income tax expense	944,358	389,945

Net loss after tax	$(796,161)	$(7,536,548)

Net loss per share – basic and diluted	$(0.01)	$(0.11)

Weighted average common shares outstanding
Basic and diluted	81,650,381	68,852,305
Comprehensive loss
Net loss	$(796,161)	$(7,536,548)
Foreign currency translation adjustment	16,022	-
Comprehensive loss	$(780,139)	$(7,536,548)

The accompanying notes are an integral part of these consolidated financial statements

Synergy CHC Corp.

Consolidated Statement of Stockholders’ Equity (Deficit)

	Common stock		Additional Paid in	Common Stock to be	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	issued	Income	Deficit	(Deficit)
Balance as of December 31, 2014	62,100,000	$621	$867,004	$40,000	$-	$(1,033,291)	$(125,666)
Common stock issued for cash	40,000	1	25,999				26,000
Common stock issued as part of the Contribution Agreement with Hand MD	2,142,857	21	1,499,978	-		-	1,500,000
Common stock issued for acquisitions of Breakthrough Products, Inc.	3,000,000	3 0	2,549,970	-		-	2,550,000
Common stock issued for acquisitions of NomadChoice Pty Ltd.	3,571,428	36	1,749,964	-		-	1,750,000
Common stock issued to settle accounts payable	292,857	3	204,997	-		-	205,000
Common stock issued for conversion of notes payable	400,000	4	99,996				100,000
Common stock issued for exercise of warrants	10,145,812	101	(99)				2
Fair value of warrants issued along with notes payable	-	-	5,968,801	-		-	5,968,801
Fair value of vested stock options	-	-	523,714	-		-	523,714
Fair value of warrants issued to Breakthrough Products, Inc. as part of acquisition	-	-	430,411	-		-	430,411
Common stock to be issued for services	-	-	-	28,000		-	28,000
Net loss	-	-	-	-		(7,536,548)	(7,536,548)
Balance as of December 31, 2015	81,692,954	$817	$13,920,735	$68,000	$-	$(8,569,839)	$5,419,713
Adjusting the value of goodwill for the value of shares issued related to acquisition of Breakthrough Products, Inc.			(1,170,000)				(1,170,000)
Common stock cancelled	(713,767)	(7)	(124,993)				(125,000)
Common stock to be issued				56,250			56,250
Common stock issued for services	285,170	3	117,997	(68,000)			50,000
Common stock issued in conjunction with cancellation of warrants and options issued concurrent with debt	7,500,000	75	1,456,417				1,456,492
Fair value of vested stock options			2,200,160				2,200,160
Foreign currency translation gain					16,022		16,022
Net loss						(796,161)	(796,161)

Balance as of December 31, 2016	88,764,357	$888	$16,400,316	$56,250	$16,022	$(9,366,000)	$7,107,476

The accompanying notes are an integral part of these consolidated financial statements

Synergy CHC Corp.

Consolidated Statements of Cash Flows

	For the year Ended	For the year ended
	December 31, 2016	December 31, 2015
Cash Flows from Operating Activities
Net loss	$(796,161)	$(7,536,548)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of debt issuance cost	215,302	154,525
Depreciation and amortization	1,170,778	608,002
Stock based compensation expense	2,200,160	551,714
Stock issued for services	50,000	-
Settlement expense	56,250	-
Loss on extinguishment of debt	657,180	-
Amortization of debt discount	1,620,151	5,499,640
Impairment of goodwill and intangible assets	2,176,910	-
Foreign currency transaction (gain) loss	(13,503)	54,600
Change in the fair value of derivative liability	(1,380,600)	1,028,921
Remeasurement loss (gain) on translation of foreign subsidiary	54,345	(7,740)
Non cash implied interest	114,213	-
Write-off of inventory	180,122	-
Bad debts	-	50,000
Changes in operating assets and liabilities:
Accounts receivable	1,734,466	(1,317,050)
Inventory	(547,295)	(19,632)
Prepaid expense and other current assets	(1,051,168)	(194,889)
Deferred revenue	36,000	-
Accounts payable and accrued liabilities	(438,530)	484,141
Net cash provided by (used in) operating activities	6,038,620	(644,316)

Cash Flows from Investing Activities
Payments for acquisition of fixed assets	(302,227)	(7,833)
Restricted cash	507,084	(607,084)
Payments for acquisition of Focus Factor	-	(4,500,000)
Payments for acquisition transaction with Knight Therapeutics Inc.	-	(250,000)
Payment of earn out liability	(2,551,500)	-
Payments for acquisition of NomadChoice Pty Ltd	-	(2,918,200)
Cash acquired in acquisitions	-	3,883,261
Net cash used in investing activities	(2,346,643)	(4,399,856)

Cash Flows from Financing Activities
Advances from related party notes	-	16,077
Proceeds from notes payable	-	11,500,000
Repayment of notes payable	(4,831,250)	(1,150,000)
Payment of debt issuance cost	-	(533,377)
Dividends paid	-	(1,173,975)
Proceeds from exercise of warrants	-	2
Proceeds from issuance of common stock	-	26,000
Net cash (used in) provided by financing activities	(4,831,250)	8,684,727

Effect of exchange rate on cash and cash equivalents	16,022	-
Net (decrease) increase in cash and cash equivalents	(1,123,251)	3,640,554

Cash and Cash Equivalents, beginning of period	3,640,893	338

The accompanying notes are an integral part of these consolidated financial statements

Cash and Cash Equivalents, end of period	$2,517,642	$3,640,893

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$1,488,123	$806,740
Income taxes	$864,864	$12,688

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Common stock issued for conversion of notes payable	$-	$100,000
Beneficial conversion feature on warrants issued concurrent with debt	$-	$5,968,801
Derivative liability at inception	$-	$2,067,258
Assumption of liabilities as part of asset purchase agreement with Factor Nutrition Labs, LLC	$-	$1,912,827
Assumption of liabilities as part of acquisition transaction with Knight Therapeutics Inc.	$-	$969,532
Note issued as part of asset purchase agreement with Factor Nutrition Labs, LLC	$-	$1,500,000
Common stock issued as part of contribution agreement with Hand MD	$-	$1,500,000
Common stock issued for the acquisition of Breakthrough Products, Inc.	$-	$2,550,000
Common stock issued for the acquisition of NomadChoice Pty Ltd.	$-	$1,750,000
Fair value of warrants issued as part of acquisition of Breakthrough Products, Inc.	$-	$430,411
Net liabilities taken over as part of acquisition of Breakthrough Products, Inc.	$-	$422,749
Net assets taken over as part of acquisition of NomadChoice Pty Ltd.	$-	$70,801
Common stock issued to settle payables	$-	$205,000
Reallocation of goodwill related to acquisition of Factor Nutrition to intellectual property	$450,000	$-
Reallocation of goodwill related to acquisition of Breakthrough Products, Inc. to intellectual property	$150,000	$-
Reallocation of non-compete agreement related to acquisition of Breakthrough Products, Inc. to goodwill	$50,000	$-
Adjusting the value of goodwill for the value of shares issued related to acquisition of Breakthrough Products, Inc.	$1,170,000	$-
Reallocation of blogger database and intellectual property related to acquisition of Nomadchoice Pty Ltd. to customer database	$215,000	$-
Common stock to be issued now issued	$68,000	$-
Cancellation of common stock	$125,000	$-
Common stock issued in conjunction with cancellation of warrants and options issued concurrent with debt	$1,456,492	$-
Adjustment of accounts receivable and payables created during acquisition of Neuragen	$24,592	$-
Inventory written-off and adjusted against accounts receivable and payables created during acquisition of Neuragen	$48,949	$-

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

Synergy is the sole owner of five subsidiaries: Neuragen Corp., Breakthrough Products, Inc., NomadChoice Pty Ltd., Synergy CHC Inc., and Sneaky Vaunt Corp., and the results have been consolidated in these statements.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).

All amounts referred to in the notes to the consolidated financial statements are in United States Dollars ($) unless stated otherwise.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. At December 31, 2016 and 2015 significant estimates included are assumptions about collection of accounts receivable, useful life of fixed and intangible assets, impairment analysis of goodwill and intangible assets, estimates used in the fair value calculation of stock based compensation, beneficial conversion feature and derivative liability on warrants using Black-Scholes Model.

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. As of December 31, 2016 and 2015 the Company had no cash equivalents. The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (FDIC) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At December 31, 2016 and 2015, the uninsured balances amounted to$2,038,985 and $3,453,290, respectively.

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

Accounts receivable

Accounts receivable are generally unsecured. The Company establishes an allowance for doubtful accounts receivable based on the age of outstanding invoices and management’s evaluation of collectability. Accounts are written off after all reasonable collection efforts have been exhausted and management concludes that likelihood of collection is remote. Any future recoveries are applied against the allowance for doubtful accounts. As of December 31, 2016 and 2015, allowance for doubtful accounts was $0 and $121,291, respectively.

Advertising Expense

The Company expenses marketing, promotions and advertising costs as incurred. Such costs are included in selling and marketing expense in the accompanying consolidated statements of operations.

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

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under ASC subtopic 260-10, Earnings Per Share. Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock (using the “treasury stock” method), unless their effect on net loss per share is anti-dilutive. As of December 31, 2016 and 2015, options to purchase 6,300,000 and 5,000,000 shares of common stock, respectively, were outstanding. As of December 31, 2016 and 2015, warrants to purchase 1,000,000 and 9,132,002 shares of common stock, respectively, were outstanding. These potential shares were excluded from the shares used to calculate diluted loss per share as their inclusion would reduce net loss per share.

Going Concern

The Company’s consolidated financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had an accumulated deficit at December 31, 2016 of $9,366,000. The Company had a working capital deficit of $4,944,587 as of December 31, 2016. During the year ended December 31, 2016, the Company incurred net loss of $796,161. Due to acquisitions during 2015 of revenue-producing products, the Company believes it has established an ongoing source of revenue that is sufficient to cover its operating costs and has income from operations of $2,933,585. The ability of the Company to continue as a going concern is dependent on the Company continuing to execute the sales of their products.

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

As of December 31, 2016, the Company has determined that there were no assets or liabilities measured at fair value.

Inventory

Inventory consists of raw materials, components and finished goods. The Company’s inventory is stated at the lower of cost (FIFO cost basis) or market. Finished goods include the cost of labor to assemble the items.

Stock-Based Compensation

ASC 718, “Compensation – Stock Compensation,” prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, “Equity – Based Payments to Non-Employees.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Intangible Assets with Indefinite Lives

We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization except intellectual property of $1,450,000 acquired as part of Asset Purchase Agreement entered into with Factor Nutrition LLC on January 22, 2015. As of December 31, 2016 and 2015, our qualitative analysis of intangible assets with indefinite lives did not indicate any impairment.

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

Indicators of impairment include significant underperformance relative to historical or projected future operating results, significant changes in our use of the assets or in our business strategy, loss of or changes in customer relationships and significant negative industry or economic trends. When indications of impairment arise for a particular asset or group of assets, we assess the future recoverability of the carrying value of the asset (or asset group) based on an undiscounted cash flow analysis. If carrying value exceeds projected, net, undiscounted cash flows, an additional analysis is performed to determine the fair value of the asset (or asset group), typically a discounted cash flow analysis, and an impairment charge is recorded for the excess of carrying value over fair value. As of December 31, 2015, our qualitative analysis of long-lived assets did not indicate any impairment. However, as of December 31, 2016 our review of intangible assets related to one of our subsidiaries did indicate that the carrying amount of the asset may not be recoverable. During the year ended December 31, 2016, the Company fully impaired related intangible assets and charged to operations impairment loss of $193,750.

Goodwill

An asset purchase is accounted for under the purchase method of accounting. Under that method, assets and liabilities of the business acquired are recorded at their estimated fair values as of the date of the acquisition, with any excess of the cost of the acquisition over the estimated fair value of the net tangible and intangible assets acquired recorded as goodwill. As of December 31, 2015 our qualitative analysis of goodwill did not indicate any impairment. However, as of December 31, 2016, our review of Goodwill related to one of our subsidiaries did indicate that the carrying amount of the asset may not be recoverable. During the year ended December 31, 2016, the Company fully impaired related goodwill and charged to operations impairment loss of $1,983,160.

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

Warehousing costs

Warehouse costs include all third party warehouse rent fees and are charged to selling and marketing expenses as incurred. Any additional costs relating to assembly or special pack-outs of the Company’s products are charged to cost of sales.

Product display costs

All displays manufactured and purchased by the Company are for placement of product in retail stores. This also includes all costs for display execution and setup and retail services are charged to cost of sales and expensed as incurred.

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

A Black-Scholes-Merton option-pricing model, with dilution effects, was utilized to estimate the fair value of the Warrant Derivative Liabilities as of November 12, 2015 and December 31, 2015. As of December 23, 2016 the Warrant Derivative Liability was extinguished in conjunction with the issuance of shares. This model is subject to the significant assumptions discussed below and requires the following key inputs with respect to the Company and/or instrument:

Input	November 12, 2015	December 31, 2015	December 23, 2016
Stock Price	$0.46	$0.69	$0.39
Exercise Price	$0.49	$0.49	$0.49
Expected Life (in years)	10.0	9.75	8.92
Stock Volatility	157.56%	152.07	143.15%
Risk-Free Rate	2.32%	2.27	2.55%
Dividend Rate	0%	0	0%
Outstanding Shares of Common Stock	4,547,243	4,547,243	4,547,243

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

Recent Accounting Pronouncements

ASU 2016-18

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), which requires that restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total cash amounts shown on the statement of cash flows. The effective date for ASU 2016-18 is for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted. We are currently evaluating the impact of adopting ASU 2016-18 on our consolidated financial statements.

ASU 2016-15

In August 2016, the FASB issued AS 2016-15, Classification of Certain Cash Receipts and Cash Payments, which clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The effective date for ASU 2016-15 is for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted. We are currently evaluating the impact of adopting ASU 2016-18 on our consolidated financial statements.

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

ASU 2015-07

In May 2015, the FASB issued ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) This guidance eliminates the requirement to categorize investments within the fair value hierarchy if their fair value is measured using the net asset value (“NAV”) per share practical expedient in the FASB’s fair value measurement guidance. The new standard is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. Adoption of this new standard did not have any impact on the Company’s consolidated financial statements

ASU 2015-03

In April 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments are to be applied on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance. The Company reclassified debt issuance cost of $160,950 and $378,852 from other assets to liabilities and netted off with the related loans in the liabilities as of December 31, 2016 and 2015, respectively.

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

ASU 2014-15

In August 2014, the FASB issued ASU No. 2014-15 Presentation of Financial Statements-Going Concern. The amendments in this update apply to all reporting entities and require an entity’s management, in connection with preparing financial statements for each annual and interim reporting period, to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). This ASU is effective for annual periods ending after December 15, 2016. We adopted this standard for the year ended December 31, 2016. Based on the results of our analysis, no additional disclosures were required.

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
$6,000,000

During first quarter 2016 filing, the Company has consulted with a valuation professional to assist in determining the fair value of the identifiable FOCUSfactor intangible assets. As a result of this work, the Company has increased the amount allocated to the FOCUSfactor indefinite-lived brand and patent by $450,000 and reduced the amount recorded to goodwill by an identical amount. This adjustment had no effect on the income statement. The Company believes that the restated amount of $1,450,000 properly states the fair value of the FOCUSfactor brand and patent.

The final allocation of the purchase price to the assets acquired and liabilities assumed based on the independent valuation is as follows:

Assets
Accounts receivable	$2,733,167
Inventory	67,113
Intellectual property	1,450,000
Non-compete provision	50,000
Non-solicitation provision	50,000
Intangible assets-Customer relationships	1,941,030
Goodwill	1,621,517
Liabilities
Accounts payable	(971,381)
Accrued expenses	(941,446)
$6,000,000

The Customer relationships, the non-compete and the non-solicitation provisions will be amortized over their estimated useful lives of 5 years. Intellectual property is not amortized and will be tested for impairment. During the years ended December 31, 2016 and 2015, the Company charged to operations amortization expense of $408,206 and $384,720, respectively.

The purchase price allocated to the acquisition of the assets of Factor Nutrition Labs, LLC is made up as follows:

Amount
Cash payment made on January 22, 2015	$4,500,000
Cash payment made on January 20, 2016	750,000
Cash payment to be made on January 20, 2017	750,000
Total	$6,000,000

Asset Purchase Agreement with Knight Therapeutics Inc.:

On June 26, 2015 (the “Closing Date”), Neuragen Corp., a Delaware corporation (“Neuragen”) and our wholly owned subsidiary, entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Knight Therapeutics Inc., a Canadian corporation (“Knight Canada”). Pursuant to the Purchase Agreement, Neuragen purchased the U.S. rights related to an innovative OTC product that helps relieve pain caused by diabetic nerve damage (the “Purchased Assets”) for an aggregate purchase price of $1.2 million, with (i) $250,000 paid on the Closing Date, (ii) $250,000 to be paid on or before June 30, 2016, (iii) $700,000 to be paid in quarterly installments (beginning with the quarter ending September 30, 2015) equal to the greater of $12,500 or 5% of U.S. net sales, and (iv) 2% of U.S. net sales of Neuragen for 60 months thereafter. The payment of such amounts is secured by a security interest in certain assets, undertakings and property (“Collateral”) pursuant to the Security Agreement, which will be released upon receipt of total payments of $1.2 million (collectively, “Total Consideration”). The Company has recorded present value of future payments of $290,947 and $531,589 as of December 31, 2016 and 2015, respectively. The Company has recorded interest expense of $59,358 and $37,372 for the years ended December 31, 2016 and 2015, respectively.

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

The acquisition was treated as an acquisition of assets as the transaction involved the acquisition of a brand and a license agreement. The allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair values is as follows:

Assets
Accounts receivable	$58,054
Inventory	204,925
Intangible property	100,000
License agreement	606,553
Liabilities
Accounts payable	(51,795)
Accrued expenses	(148,520)
$769,217

The intangible property and license agreement will be amortized over their estimated useful lives of 5 years. During the year ended December 31, 2016 and 2015, the Company charged to operations amortization expense of $141,311 and $70,655, respectively.

Contribution Agreement with Hand MD Corp.:

On August 18, 2015 (the “Closing Date”), we entered into a Contribution Agreement with Hand MD Corp., a Delaware corporation, whereby we contributed to Hand MD Corp. 2,142,857 shares of our common stock in exchange for 50% of Hand MD Corp.’s outstanding capital securities valued at $0.70 per share. Simultaneously, Hand MD, LLC, a California limited liability company, entered into a Contribution Agreement with Hand MD Corp., the principal owners of Hand MD, LLC, and us whereby Hand MD LLC contributed to Hand MD Corp. all of its right, title and interest in its intellectual property associated with skincare, nail care and nail polish products (the “Hand MD Business”) in exchange for the other 50% of Hand MD Corp.’s outstanding capital securities. In the Contribution Agreement among Hand MD Corp., Hand MD, LLC, the principal owners of Hand MD, LLC and us, Hand MD, LLC and its principal owners agreed to not compete or solicit customers or employees for five years. As part of the transaction, we also purchased from Hand MD Corp. all inventory related to the Hand MD Business for approximately $106,000. The Company has recorded 50% of the present value of future royalty payments of $313,752 and $258,897 as of December 31, 2016 and 2015, respectively.

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

The acquisition was treated as an acquisition of assets as the transaction involved the acquisition of a brand and a license agreement. The allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair values is as follows:

Assets
Intangible property	$100,000
License agreement	1,670,675
Liabilities	-
Royalty payable	(258,897)
Others	(11,778)
$1,500,000

The intangible property and license agreement will be amortized over their estimated useful lives of 5 years. During the years ended December 31, 2016 and 2015, the Company charged to operations amortization expense of $354,135 and $118,045, respectively.

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
$2,980,411

The preliminary purchase price allocated to the acquisition of the assets of UrgentRx is made up as follows:

Amount
Stock payment	$2,550,000
Stock warrants issued	430,411
Total	$2,980,411

During second quarter 2016 filing, the Company has consulted with a valuation professional to assist in determining the fair value of the identifiable Breakthrough Products, Inc.’s intangible assets. As a result of this work, the Company has increased the amount allocated to the UrgentRx patent by $150,000, decreased the amount allocated to a Non-Compete agreement by $50,000 and reduced the amount recorded to goodwill by the identical amounts. In addition, it was determined that an incorrect stock price was used to calculate the purchase price of the transaction. As a result of this determination, the Company decreased Additional Paid In Capital and Goodwill by $1,170,000. These adjustments had no effect on the income statement. The Company believes that these restated amounts properly state the fair value of the Breakthrough Products, Inc. transaction.

The final allocation of the purchase price to the assets acquired and liabilities assumed based on the independent valuation is as follows:

Assets
Cash	$2,298,619
Accounts receivable	(68,976)
Inventory	234,709
Prepaid expenses	57,569
Intellectual property	250,000
Non-compete provision	-
Goodwill	1,983,160
Liabilities
Accounts Payable	(741,822)
Accrued Expenses	(2,202,848)
$1,810,411

The Intellectual property will be amortized over its estimated useful live of 5 years and the non-compete provision will be amortized over its term of 3 years. During the years ended December 31, 2016 and 2015, the Company charged to operations amortization expense of $51,667 and $4,583, respectively.

As of December 31, 2016 our review of intangible assets and Goodwill related to UrgentRx did indicate that the carrying amount of these assets may not be recoverable. It was determined that the net balance of $193,750 of intangible assets and $1,983,160 of Goodwill would be fully impaired and accordingly the Company recorded impairment loss of $2,176,910 during the year ended December 31, 2016.

The adjusted purchase price allocated to the acquisition of the assets of UrgentRx is made up as follows:

Amount
Stock payment	$1,380,000
Stock warrants issued	430,411
Total	$1,810,411

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
$7,095,700

During second quarter 2016 filing, the Company has consulted with a valuation professional to assist in determining the fair value of the identifiable NomadChoice’s intangible assets. As a result of this work, the Company has increased the amount allocated to the Customer Database by $215,000, decreased the amount allocated to Intellectual Property by $100,000 and decreased the amount allocated to the Blogger Database by $115,000. These adjustments had no effect on the income statement. The Company believes that these restated amounts properly state the fair value of the TPR Investments Pty Ltd. transaction.

The final allocation of the purchase price to the assets acquired and liabilities assumed based on the independent valuation is as follows:

Assets
Cash	$1,584,642
Other receivable	30,684
Inventory	134,212
Prepaid expenses	141,070
Fixed assets, net	5,698
Intangible assets, Net	3,493
Blogger database	85,000
Customer database	715,000
Intellectual property	-
Non-compete provision	50,000
Goodwill	6,174,899
Liabilities
Accounts payable	(77,064)
Accrued expenses	(56,224)
Dividends payable	(1,177,152)
Provision for income tax	(518,558)
$7,095,700

The Blogger Database, Customer Database, Intellectual property and non-compete provision will be amortized over its estimated useful lives of 5 years. During the years ended December 31, 2016 and 2015, the Company charged to operations amortization expense of $170,000 and $28,333, respectively.

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

Income tax expense for the years ended December 31, 2016 and 2015 was $944,358 and $389,945, respectively, due to Foreign Income Tax relating to NomadChoice in Australia.

The table below summarizes the differences between the U.S. statutory federal rate and the Company’s effective tax rate for the years ended December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
U.S. Statutory Rate	34%	34%
U.S. effective rate in excess of AU/CA rate	(1)%	(1)%
U.S. valuation allowance	(34)%	(34)%
Foreign Tax - Australia	638%	6.8%
Total provision for income taxes	637%	5.8%

The Company has deferred tax assets, which have been fully reserved, as follows as of December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Deferred tax assets	$12,950,124	$11,460,536
Valuation allowance for deferred tax assets	(12,950,124)	(11,460,536)
Net deferred tax assets	$-	$-

Taxes accrued and paid for the tax year December 31, 2016 are attributable to NomadChoice Pty, Ltd., the Company’s wholly-owned subsidiary and is subject to income taxes in the jurisdiction in which it operates, Australia. Tax expense was $944,358 and $389,945 for 2016 and 2015, respectively. The effective tax rate is attributable to the Company’s world wide income/(loss) as it relates to the income tax expense due in Australia. Earnings in foreign subsidiaries are permanently reinvested and the Company does not have plans to pay a dividend from such subsidiaries for the foreseeable future.

The Company also has net operating loss carryforwards of approximately $32,720,733 and $25,137,583 included in the deferred tax asset table above for 2016 and 2015, respectively, the majority attributable to the acquisition of Breakthrough Products, Inc. However, due to limitations of carryover attributes and separate return limitation year rules, it is unlikely the company will benefit from the NOL’s and thus Management has determined a 100% valuation reserved is required. Further, the Company has not completed an evaluation of the NOL’s attributable to Breakthrough Products, Inc. at the date of this report.

The total deferred tax asset is calculated by multiplying a domestic (US) 34 percent marginal tax rate for 2016 and 34 percent marginal tax rate for 2015 by the cumulative Net Operating Loss Carryforwards (“NOL”).The Company currently has net operating loss carryforwards approximately aggregating $32,720,733 and $33,707,458 for 2016 and 2015, respectively, which expire through 2035. The deferred tax asset related to the NOL carryforwards Management has determined based on all the available information that a 100% Valuation reserve is required.

For U.S. purposes, the Company has not completed its evaluation of NOL utilization limitations under Internal Revenue Code, as amended (the “Code”) Section 382, change of ownership rules. If the Company has had a change in ownership, the NOL’s would be limited as to the amount that could be utilized each year, based on the Code.

Note 5 – Accounts Receivable

Accounts receivable, net of allowances for sales returns and doubtful accounts, consisted of the following:

	December 31, 2016	December 31, 2015
Trade accounts receivable	$2,195,391	$4,101,148
Less allowances	-	(121,291)
Total accounts receivable, net	$2,195,391	$3,979,857

During the year ended December 31, 2016 and 2015, the Company charged $0 and $50,000, respectively to bad debt expense in setting up an allowance.

Note 6 – Prepaid Expenses

At December 31, 2016 and 2015, prepaid expenses consisted of the following:

	December 31, 2016	December 31, 2015
Advances for inventory	$188,980	$171,494
Media production	207,555	55,849
Insurance	70,392	54,519
Trade shows	46,700	45,700
Deposits	6,228	41,228
Consultants	15,000	24,000
Rent	15,452	16,216
Promotion - Bloggers	426,220	-
License agreement	258,333	-
Software subscriptions	88,782	-
Miscellaneous	24,960	13,428
Total	$1,348,602	$422,434

Note 7 – Concentration of Credit Risk

Cash and cash equivalents

The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (FDIC) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At December 31, 2016 and 2015, the uninsured balance amounted to $2,038,985 and $3,453,290, respectively.

Accounts receivable

As of December 31, 2016 and 2015, three customers accounted for 91% and 93%, respectively of the Company’s accounts receivable.

Major customers

For the year ended December 31, 2016, three customers accounted for approximately 34% of the Company’s net revenue. For the year ended December 31, 2015, three customers accounted for approximately 73% of the Company’s net revenue. Substantially all of the Company’s business is with companies in the United States.

Major suppliers

For the year ended December 31, 2016 and 2015, our products were made by the following suppliers:

FOCUSfactor	Atrium Innovations - Pittsburgh, PA	Vit-Best Nutrition, Inc. - Tustin, CA
Flat Tummy Tea	Caraway Tea Company, LLC - Highland, NY	-
Neuragen	C-Care, LLC - Linthicum Heights, MD	-
UrgentRx	Capstone Nutrition - Ogden, UT	-
Hand MD	HealthSpecialty - Santa Fe Springs, CA

It is the opinion of management that the products can be produced by other manufacturers and the choice to utilize these suppliers is not a significant concentration.

Note 8 – Inventory

Inventory consists of finished goods, components and raw materials. The Company’s inventory is stated at the lower of cost (FIFO cost basis) or market.

The carrying value of inventory consisted of the following:

	December 31, 2016	December 31, 2015
Finished goods	$474,420	$535,908
Components	431,241	115,340
Inventory in transit	104,500	-
Raw Materials	92,616	35,406

Total inventory	$1,102,777	$686,654

As of January 22, 2015, inventory was pledged to Knight under the Loan Agreement (see note 12). As of December 31, 2016, $104,500 of the Company’s inventory was in transit.

Note 9 – Fixed Assets and Intangible Assets

As of December 31, 2016 and 2015, fixed assets and intangible assets consisted of the following:

	December 31, 2016	December 31, 2015

Property and equipment	$308,084	$18,187
Less accumulated depreciation	(50,698)	(6,170)
Fixed assets, net	$257,386	$12,017

Depreciation expense for the years ended December 31, 2016 and 2015 was $44,480 and $1,513, respectively.

	December 31, 2016	December 31, 2015

FOCUSfactor intellectual property	$1,450,000	$1,000,000
Intangible assets subject to amortization	5,373,017	5,521,751
Less accumulated amortization and impairment	(1677,583)	(606,489)
Intangible assets, net	$5,145,434	$5,915,262

Amortization expense for the years ended December 31, 2016 and 2015 was $1,126,298 and $606,489, respectively. Impairment of intangible assets for the years ended December 31, 2016 and 2015 was $193,750 and $0, respectively. These intangible assets were acquired through Asset Purchase Agreement and Stock Purchase Agreements disclosed in Note 3.

The estimated aggregate amortization expense over each of the next five years is as follows:

2017	$1,074,650
2018	1,074,576
2019	1,074,311
2020	471,897
2021	-

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

The Company accrued and paid consulting fees of $25,000 and $15,000 per month in 2016 and 2015, respectively, to a company owned by Mr. Jack Ross, Chief Executive Officer of the Company. The Company expensed $481,215 and $180,000, respectively during 2016 and 2015 as consulting fees and bonuses, and made payments totaling $481,215 and $486,958 towards services to an entity owned and controlled by an officer and shareholder of the Company for the year ended December 31, 2016 and 2015. As of December 31, 2016 and 2015, the total outstanding balance was $0.

On January 22, 2015, the Company entered into a Loan Agreement with Knight Therapeutics (Barbados) Inc., a related party, for the purchase of the Focus Factor assets. At December 31, 2016 and 2015, the Company owed Knight $2,752,639 and $4,267,268, respectively, on this loan, net of discount (see Note 12).

On June 26, 2015, the Company entered into a Security Agreement with Knight Therapeutics, Inc., through its wholly owned subsidiary Neuragen Corp., for the purchase of Knight Therapeutics, Inc.’s assets. At December 31, 2016 and 2015, the Company owed Knight $625,000 and $925,000 in relation to this agreement (see Note 12).

On August 18, 2015, the Company entered into a Consulting Agreement with Kara Harshbarger, the co-founder of Hand MD, LLC, pursuant to which she will provide marketing and sales related service. The Company will pay Ms. Harshbarger $10,000 a month for one year unless the Consulting Agreement is terminated earlier by either party. Hand MD, LLC is a 50% owner in Hand MD Corp. The Company expensed $120,000 and $40,000 through payroll for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016 and 2015, the total outstanding balance was $0.

On November 12, 2015, the Company entered into a Loan Agreement with Knight Therapeutics (Barbados) Inc., a related party, for the purchase of NomadChoice Pty Limited and Breakthrough Products, Inc. At December 31, 2016 and 2015, the Company owed Knight $3,680,162 and $3,571,314, respectively, on this loan, net of discount (see Note 12).

On December 22, 2016, we issued to Knight Therapeutics (Barbados) Inc., or Knight, 7,500,000 shares of our common stock in exchange for the cancellation of warrants to purchase an aggregate of 8,132,002 shares of our common stock held by Knight, with per share purchase prices of $0.34 and $0.49, and the cancellation of an option to purchase 1,000,000 shares of our common stock held by Knight, with an exercise price of $0.25 per share. As additional consideration, Knight has agreed to purchase up to $2.0 million worth of our common stock if and when we undertake a common stock equity financing, subject to certain terms and conditions.

At December 31, 2016 and 2015, NomadChoice Pty Ltd. (subsidiary) of the Company owed Knight Therapeutics $87,678 and $71,573, respectively, in connection with a royalty distribution agreement (see Note 3).

Note 11 – Accounts Payable and Accrued Liabilities

As of December 31, 2016 and 2015, accounts payable and accrued liabilities consisted of the following:

	December 31, 2016	December 31, 2015
Payroll	$275,913	$128,237
Legal fees	37,546	38,752
Manufacturers	1,459,460	1,527,333
Promotions	1,244,480	1,213,021
Returns allowance	860,126	1,128,133
Customers	401,594	411,033
Interest	31,079	110,754
Royalties	87,677	71,573
Warehousing	19,080	31,748
Others	141,964	371,518
Total	$4,558,919	$5,032,102

Note 12 – Notes Payable

The Company’s loans payable at December 31, 2016 and 2015 are as follows:

	December 31, 2016	December 31, 2015

Loans payable	$7,634,697	$12,406,589
Unamortized debt discount	-	(2,536,419)
Unamortized debt issuance cost	(163,549)	(378,852)
Total	7,471,148	9,491,319
Less: Current portion	(6,640,903)	(3,775,669)
Long-term portion	$830,245	$5,715,650

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

The Company recognized amortization of debt discount of $1,952,953 (ST warrants) and $854,828 (LT warrants) during the year ended December 31, 2015. The Company recognized amortization of debt discount of $607,732 (LT warrants) during the year ended December 31, 2016. Unamortized debt discount as of December 31, 2015 amounted to $607,732. During 2016, this debt discount was fully expensed in conjunction with the cancellation of all warrants and options held by Knight.

The Company also recorded deferred financing costs of $289,045 with respect to the above loan. The Company recognized amortization of deferred financing costs of $92,976 and $136,207 during the years ended December 31, 2016 and 2015, respectively. Unamortized debt issuance cost as of December 31, 2016 amounted to $59,861.

The Company recognized and paid interest expense of $625,359 and $805,686 during the years ended December 31, 2016 and 2015, respectively. Accrued interest expense was $0 as of both December 31, 2016 and 2015. Loan payable balance was $2,812,500 and $4,875,000 as of December 31, 2016 and 2015, respectively.

On December 22, 2016, we entered into Subscription Agreement with Knight Therapeutics (Barbados) Inc., or Knight, and issued 7,500,000 shares of our common stock in exchange for the cancellation of warrants to purchase an aggregate of 8,132,002 shares of our common stock held by Knight, with per share purchase prices of $0.34 and $0.49, and the cancellation of an option to purchase 1,000,000 shares of our common stock held by Knight, with an exercise price of $0.25 per share. As additional consideration, Knight has agreed to purchase up to $2.0 million worth of our common stock if and when we undertake a common stock equity financing, subject to certain terms and conditions.

$1,500,000 January 22, 2015 Loan:

On January 22, 2015, the Company issued a 0% promissory note in a principal amount of $1,500,000 in connection with an Asset Purchase Agreement (see note 1). The note has a maturity date of January 20, 2017, with $750,000 to be paid on or before January 20, 2016 and an additional $750,000 to be paid on or before January 20, 2017. Loan payable balance was $750,000 and $1,500,000 as of December 31, 2016 and 2015, respectively. The loan was paid in full in January 2017.

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

The Company also recorded deferred financing costs of $10,486 with respect to the above agreement. The Company recognized amortization of deferred financing costs of $5,243 and $2,643 during the years ended December 31, 2016 and 2015, respectively. Unamortized debt issuance cost as of December 31, 2016 amounted to $2,600. The Company recorded present value of future payments of $290,947 and $531,589 as of December 31, 2016 and 2015, respectively. The Company recorded interest expense of $59,358 and $37,372 for the year ended December 31, 2016 and 2015, respectively.

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

The Company recognized amortization of debt discount of $2,553,287 (5,550,625 warrants) and $138,571 (4,547,243 warrants) during the year ended December 31, 2015. The Company recognized amortization of debt discount of $1,012,419 (4,547,243 warrants) during the year ended December 31, 2016 and remaining balance of $916,267 was extinguished as part of the Subscription Agreement disclosed below. Unamortized debt discount as of December 31, 2015 amounted to $1,928,686. During 2016, this debt discount of $1,012,419 was expensed and $912,267 was extinguished in conjunction with the cancellation of all warrants and options held by Knight.

The Company also recorded deferred financing costs of $233,847 with respect to the above loan. The Company recognized amortization of deferred financing costs of $117,083 and $15,675 during the years ended December 31, 2016 and 2015, respectively. Unamortized debt issuance cost as of December 31, 2016 amounted to $101,088.

The Company recognized interest expense of $767,904 and $110,753 during the years ended December 31, 2016 and 2015, respectively. Accrued interest expense was $31,079 and $110,753 as of December 31, 2016 and 2015, respectively. The principal balance outstanding at December 31, 2016 and 2015 was $3,781,250 and $5,500,000, respectively.

On December 22, 2016, we entered into Subscription Agreement with Knight Therapeutics (Barbados) Inc., or Knight, and issued 7,500,000 shares of our common stock in exchange for the cancellation of warrants to purchase an aggregate of 8,132,002 shares of our common stock held by Knight, with per share purchase prices of $0.34 and $0.49, and the cancellation of an option to purchase 1,000,000 shares of our common stock held by Knight, with an exercise price of $0.25 per share. As additional consideration, Knight has agreed to purchase up to $2.0 million worth of our common stock if and when we undertake a common stock equity financing, subject to certain terms and conditions.

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

As of December 31, 2015, the Company committed to issue common stock valued at $68,000 for services rendered. During 2016, 213,742 shares of the Company’s common stock were issued valued at $0.32 per share.

During the year ended December 31, 2016, the Company issued 71,248 shares of its common stock valued at $0.70 per share for services rendered.

During the year ended December 31, 2016, the Company cancelled 713,767 shares of its common stock valued at $125,000 in conjunction with an agreement with a former shareholder. The Company committed to issue 125,000 shares to former shareholders valued at $56,250 recorded as settlement expense during the year. These shares were not issued as of the date of this Annual Report.

During the year ended December 31, 2016, the Company issued 7,500,000 shares of its common stock valued at $1,456,492 in conjunction with an agreement to cancel all outstanding stock warrants and options issued along with the loans payable.

As of December 31, 2016 and 2015, there were 88,764,357 and 81,692,954 shares of the Company’s common stock issued and outstanding, respectively.

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

In December 2015, a subsidiary entered into a non-cancellable operating lease for office space through November 2016. This lease was extended until April 2017. Rental payments under this lease are $5,900 Australian dollars per month, which is approximately $4,480.

In December 2015, the Company entered into a non-cancellable operating lease for office space through December 2016. Rental payments under this lease were $5,500 per month.

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2016:

Year ending December 31:
2017	$35,659

Total	$35,659

On December 8, 2014, a subsidiary entered into a non-cancellable 36 month phone lease with an estimated cost of $894 a month.

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2016:

Year ending December 31:
2017	$9,834

Total	$9,834

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

On December 14, 2015, the Company granted 1,000,000 options with an exercise price of $0.25 per share to a Board Observer of the Company. During 2016, these options were cancelled in conjunction with the issuance of 7,500,000 shares and the cancellation of all outstanding options and warrants.

On February 18, 2016, the Company granted 300,000 options with an exercise price of $0.70 per share to an employee of the Company.

On April 18, 2016, the Company granted 500,000 options with an exercise price of $0.70 per share to an employee of the Company.

On July 4, 2016, the Company granted 500,000 options with an exercise price of $0.70 per share to an employee of the Company.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees and consultants under a stock option plan at December 31, 2016:

	Options Outstanding			Options Exercisable
Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
$0.25 - $0.70	6,300,000	6.5	$0.47	3,408,333	$0.38

The stock option activity for the year ended December 31, 2016 is as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2014	1,000,000	$0.25
Granted	4,000,000	0.45
Exercised	-	-
Expired or canceled	-	-
Outstanding at December 31, 2015	5,000,000	$0.41
Granted	2,300,000	0.50
Exercised	-	-
Expired or canceled	(1,000,000)	(0.25)
Outstanding at December 31, 2016	6,300,000	$0.47

Stock-based compensation expense related to vested options was $2,200,160 and $523,714 during the years ended December 31, 2016 and 2015, respectively. The Company determined the value of share-based compensation for options vesting during the year ended December 31, 2015 using the Black-Scholes fair value option-pricing model with the following weighted average assumptions: estimated fair value of Company’s common stock of $0.74, risk-free interest rate of 2.23%, volatility of 154%, expected lives of 10 years, and dividend yield of 0%. The Company determined the value of share-based compensation for options vesting during the year ended December 31, 2016 using the Black-Scholes fair value option-pricing model with the following weighted average assumptions: estimated fair value of Company’s common stock of $0.40-0.61, risk-free interest rate of 0.90-1.24%, volatility of 135-160%, expected lives of 3-6 years, and dividend yield of 0%. Stock options outstanding as of December 31, 2016, as disclosed in the above table, have an intrinsic value of $780,000.

Note 16 – Stock Warrants

The following table summarizes the warrants outstanding and the related prices for the shares of the Company’s common stock at December 31, 2016:

	Warrants Outstanding			Warrants Exercisable
Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
5.00	1,000,000	1.96	5.00	1,000,000	5.00

The warrant activity for the year ended December 31, 2016 is as follows:

	Warrants Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2014	-	$-
Granted	19,277,814	0.44
Exercised	(10,415,812)	0.00000020
Expired or canceled	-	-
Outstanding at December 31, 2015	9,132,002	$0.92
Granted	-	-
Exercised	-	-
Expired or canceled	(8,132,002)	(0.42)
Outstanding at December 31, 2016	1,000,000	$5

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

During the year ended December 31, 2016, the decrease in the fair value of the warrant derivative liability of $1,380,600 was recorded as a gain on change in fair value of derivative liability.

During December 2016, the Company cancelled these warrants and issued 7,500,000 shares of common stock and accordingly warrant derivative liability was extinguished.

Fair value at December 23, 2016 when the warrants were cancelled was estimated to be $1,715,579, based on the following assumptions:

December 23, 2016
Risk-free interest rate	2.55%
Expected remaining term	8.92 Years
Expected volatility	143.15%
Dividend yield	0%

The following table summarizes the derivative liabilities included in the balance sheet at December 31, 2016:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance - December 31, 2015	$3,096,179
Extinguishment of derivatives liabilities from cancellation of warrants	(1,715,579)
Gain on change in fair value of the derivative liabilities	(1,380,600)
Balance – December 31, 2016	$-

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

Net sales attributed to customers in the United States and foreign countries for the years ended December 31, 2016 and 2015 were as follows:

	December 31, 2016	December 31, 2015
United States	$32,010,018	$13,129,753
Foreign countries	2,830,376	326,624
	$34,840,394	$13,456,377

The Company’s net sales by product group for the years ended December 31, 2016 and 2015 were as follows:

	December 31, 2016	December 31, 2015
Nutraceuticals	$33,877,529	$13,030,006
Over the Counter (OTC)	907,401	416,417
Cosmeceuticals	55,464	9,954
	$34,840,394	$13,456,377

(1) Net sales for any other product group of similar products are less than 10% of consolidated net sales.

Long-lived assets (net) attributable to operations in the United States and foreign countries as of December 31, 2016 and 2015 were as follows:

	December 31, 2016	December 31, 2015
United States	$13,174,461	$17,411,598
Foreign countries	21,599	12,081
	$13,196,060	$17,423,679

Note 19 – Subsequent Events

Other than disclosed below, management evaluated all activities of the Company through the issuance date of the Company’s consolidated financial statements and concluded that no subsequent events have occurred that would require adjustments or disclosure into the consolidated financial statements.

During 2017, the Company paid the remaining $750,000 on the loan to Factor Nutrition Labs, bringing the balance to $0. The Company also paid an additional $1,031,250 in principal on the second loan to Knight Therapeutics.

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

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our management, with the participation of our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2016.

Based on this evaluation, these officers concluded that, as of December 31, 2016, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting as identified below under the heading “Management’s Report on Internal Control over Financial Reporting.” Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

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

Under the supervision of our president and chief executive officer (our principal executive officer), who is also our chief financial officer (our principal financial officer and principal accounting officer), we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 using the criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at December 31, 2016.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016, we determined that there were control deficiencies that constituted material weaknesses which are indicative of many small companies with small staff, such as:

(1)	inadequate segregation of duties and effective risk assessment; and

(2)	insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both generally accepted accounting principles in the United States and guidelines of the Securities and Exchange Commission.

These control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements could not have been prevented or detected on a timely basis. As a result of the material weaknesses described above, we concluded that we did not maintain effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control Integrated Framework issued by COSO. Our management is currently evaluating remediation plans for the above deficiencies. During the period covered by this annual report on Form 10-K, we have not been able to remediate the remaining weaknesses described above. However, we plan to take steps to enhance and improve the design of our internal control over financial reporting.

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Title	Tenure

Jack Ross	51	President, CEO, CFO and Director	Since October 2014
Stephen Fryer	78	Director	Since December 2014
Paul SoRelle	60	Director	Since December 2014

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

CORPORATE GOVERNANCE

Director Independence

As of March 15, 2017, we have three directors. Each director is elected to hold office for a one year period or until the next Annual Meeting of Shareholders and until his/her successor has been qualified and elected following the one year of service. Our common stock is not listed on any exchange. Consequently, no exchange rules regarding director independence are applicable to us. However, we have applied the director independence test of The NASDAQ Capital Market and Mr. Fryer and Mr. SoRelle are independent directors. Officers serve at the discretion of the Company’s directors. There are no understandings between the director of the Company or any other person pursuant to which any officer or director was or is to be selected as an officer or director.

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

Shareholder Communications

Shareholders may send written communications on the Company’s web site: www.synergychc.com

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company’s executive officers, directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of the Company’s common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms filed by such reporting persons. Based solely upon the Company’s review of such forms furnished to it, the Company believes that during the fiscal year ended 2016 and through to March 15, 2017, all of its executive officers, directors, and every person who is directly or indirectly the beneficial owner of more than 10% of any class of the Company’s securities, complied with the filing requirements of Section 16(a) of the Exchange Act except for the following: (a) Jack Ross, our President, Chief Executive Officer, Chief Financial Officer and a member of our Board of Directors filed a Form 3 on February 9, 2015, to report the shares of our common stock beneficially owned by Mr. Ross as of October 27, 2014, the date upon which Mr. Ross became our President, Chief Executive Officer, Chief Financial Officer and a member of our Board of Directors; (b) Stephen J. Fryer, a member of our Board of Directors, filed a Form 3 on February 9, 2015, to report that he beneficially owns no shares of our common stock as of December 8, 2014, the date upon which Mr. Fryer became a member of our Board of Directors; (c) James P. SoRelle, a member of our Board of Directors, filed a Form 3 on February 10, 2015, to report that he beneficially owns no shares of our common stock as of December 8, 2014, the date upon which Mr. SoRelle became a member of our Board of Directors; and (d) Jack Ross filed a Form 4 on April 27, 2015 to report the acquisition of shares of common stock on April 19, 2015 by Gowan Private Equity, Inc., which report was due on April 21, 2015; (e) Jack Ross filed a Form 3/A on October 18, 2016 to amend his reported shares owned as of December 8, 2014.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth certain information about compensation paid, earned or accrued for services for each executive officer for the past two fiscal years.

Summary Compensation Table

	Year	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
Jack Ross	2016	$0	$0	$0	$0	$0	$0
Chairman, President, Chief Executive Officer and Chief Financial Officer	2015	0	0	0	0	0	0

We have not made provisions for paying cash or non-cash compensation to our officers and directors. No salaries or fees are being paid at the present time to our officers and directors and none have been paid or owed from inception to date. We have no employment agreement with our sole officer. As of December 31, 2016 and 2015, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change of control of our Company.

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

On December 14, 2015, the Company granted 1,000,000 options with an exercise price of $0.25 per share to a Board Observer of the Company. During 2016, these options were cancelled in conjunction with the issuance of 7,500,000 shares and the cancellation of all outstanding options and warrants.

On February 18, 2016, the Company granted 300,000 options with an exercise price of $0.70 per share to an employee of the Company.

On April 18, 2016, the Company granted 500,000 options with an exercise price of $0.70 per share to an employee of the Company.

On July 4, 2016, the Company granted 500,000 options with an exercise price of $0.70 per share to an employee of the Company.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees and consultants under a stock option plan at December 31, 2016:

	Options Outstanding			Options Exercisable
Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
$0.25 - $0.70	6,300,000	6.5	$0.47	3,408,333	$0.38

The stock option activity for the year ended December 31, 2016 is as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2014	1,000,000	$0.25
Granted	4,000,000	0.45
Exercised	-	-
Expired or canceled	-	-
Outstanding at December 31, 2015	5,000,000	$0.41
Granted	2,300,000	0.50
Exercised	-	-
Expired or canceled	(1,000,000)	(0.25)
Outstanding at December 31, 2016	6,300,000	$0.47

Stock-based compensation expense related to vested options was $2,200,160 and $523,714 during the years ended December 31, 2016 and 2015, respectively. The Company determined the value of share-based compensation for options vesting during the year ended December 31, 2015 using the Black-Scholes fair value option-pricing model with the following weighted average assumptions: estimated fair value of Company’s common stock of $0.74, risk-free interest rate of 2.23%, volatility of 154%, expected lives of 10 years, and dividend yield of 0%. The Company determined the value of share-based compensation for options vesting during the year ended December 31, 2016 using the Black-Scholes fair value option-pricing model with the following weighted average assumptions: estimated fair value of Company’s common stock of $0.40-0.61, risk-free interest rate of 0.90-1.24%, volatility of 135-160%, expected lives of 3-6 years, and dividend yield of 0%. Stock options outstanding as of December 31, 2016, as disclosed in the above table, have an intrinsic value of $780,000.

Outstanding Equity Awards at Fiscal Year-End

The following table contains certain information concerning unexercised options for our sole executive officer as of December 31, 2016.

	Option awards					Stock awards
Name	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options	Option exercise price	Option expiration date	Number of shares or units of stock that have not vested	Market value of shares of units of stock that have not vested	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested
Jack Ross	-	-	-	-	-	-	-	-	-

Director Compensation

The following table provides information regarding all compensation paid to non-employee directors during the fiscal year ended December 31, 2016.

Name	Fees earned or paid in cash	Stock awards	Option awards (1)	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
Jack Ross	$-	-	-	-	-	-	$-
Stephen Fryer	$20,000	-	-	-	-	-	$20,000
Paul SoRelle	$20,000	-	-	-	-	-	$20,000

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

Common Stock Beneficially Owned
	Number of shares beneficially owned	Percentage of shares beneficially owned
Executive officers and directors: (1)
Jack Ross (4) (5)	48,389,399	50.90%
Stephen Fryer (5)	1,000,000	1.05%
Paul SoRelle (5)	2,296,658	2.42%
All directors and executive officers as a group (3 persons)	51,686,057	54.37%

5% Stockholders: (2)

Gowan Private Equity Inc (4)	43,780,750	46.05%
Knight Therapeutics (Barbados) Inc.(3)	17,645,812	18.56%

(1)	Unless otherwise noted, the address for each of the named beneficial owners is: 865 Spring Street, Westbrook, ME 04092.

(2)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding.

(3)	As disclosed pursuant to a Schedule 13G filed with the SEC on February 2, 2015. This stockholder’s address is Chancery House, High Street, Bridgetown, Barbados.

(4)	This stockholder’s address is: 275 Canterbury Lane, Fall River NS B2T 1A4, Canada. Jack Ross is the Chief Executive Officer of Kenek Brands, Inc., Dunhill Distribution Group, Inc. Gowan Capital Inc. and Gowan Private Equity Inc. Kenek Brands Inc. owns options to purchase 1,000,000 shares of common stock. Gowan Private Equity owns 43,780,750. Gowan Capital Inc. owns 400,000 shares. Dunhill Distribution Group owns 3,208,649.

(5)	Consists of 1,000,000 options to purchase shares of common stock.

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

The Company accrued and paid consulting fees of $25,000 and $15,000 per month in 2016 and 2015, respectively, to a company owned by Mr. Jack Ross, Chief Executive Officer of the Company. The Company expensed $481,215 and $180,000, respectively during 2016 and 2015 as consulting fees and bonuses, and made payments totaling $481,215 and $486,958 towards services to an entity owned and controlled by an officer and shareholder of the Company for the year ended December 31, 2016 and 2015. As of December 31, 2016 and 2015, the total outstanding balance was $0.

On January 22, 2015, the Company entered into a Loan Agreement with Knight Therapeutics (Barbados) Inc. a related party, for the purchase of the Focus Factor assets. At December 31, 2016 and 2015, the Company owed Knight $2,752,639 and $4,267,268, respectively, on this loan, net of discount (see Note 12).

On June 26, 2015, the Company entered into a Security Agreement with Knight Therapeutics, Inc., through its wholly owned subsidiary Neuragen Corp. for the purchase of Knight Therapeutics, Inc.’s assets. At December 31, 2016 and 2015, the Company owed Knight $625,000 and $925,000 on this agreement (see Note 12).

On August 18, 2015, the Company entered into a Consulting Agreement with Kara Harshbarger, the co-founder of Hand MD, LLC, pursuant to which she will provide marketing and sales related service. The Company will pay Ms. Harshbarger $10,000 a month for one year unless the Consulting Agreement is terminated earlier by either party. Hand MD, LLC is a 50% owner in Hand MD Corp. The Company expensed $120,000 and $40,000 through payroll for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016 and 2015, the total outstanding balance was $0.

On November 12, 2015, the Company entered into a Loan Agreement with Knight for the purchase of NomadChoice Pty Limited and Breakthrough Products, Inc. At December 31, 2016 and 2015, the Company owed Knight $3,680,162 and $3,571,314, respectively, on this loan, net of discount (see Note 12).

On December 22, 2016, we issued to Knight Therapeutics (Barbados) Inc., or Knight, 7,500,000 shares of our common stock in exchange for the cancellation of warrants to purchase an aggregate of 8,132,002 shares of our common stock held by Knight, with per share purchase prices of $0.34 and $0.49, and the cancellation of an option to purchase 1,000,000 shares of our common stock held by Knight, with an exercise price of $0.25 per share. As additional consideration, Knight has agreed to purchase up to $2.0 million worth of our common stock if and when we undertake a common stock equity financing, subject to certain terms and conditions.

At December 31, 2016 and 2015, a NomadChoice Pty Ltd. (subsidiary) of the Company owed Knight Therapeutics $87,678 and $71,573, respectively, in connection with a royalty distribution agreement (see Note 12).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Committee’s Pre-Approval Practice

Prior to our engagement of our independent auditor, such engagement was approved by our board of directors. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant our requirements, the independent auditors and management are required to report to our board of directors at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our board of directors may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by us for the year ended December 31, 2016 and 2015, were approved by our board of directors.

RBSM LLP serves as our independent registered public accounting firm.

Independent Registered Public Accounting Firm Fees and Services

The following table sets forth the aggregate fees including expenses billed to us for the years ended December 31, 2016 and 2015 by our auditors.

	Year Ended	Year Ended
	December 31, 2016	December 31, 2015
Audit Fees(1)	$137,863	$125,500
Audit-Related Fees(2)	-	-
Tax Fees(3)	3,500	-
All Other Fees(4)	-	1,663
Total	$141,363	$127,163

(1)	Audit Fees - This category includes the audit of the Company’s annual financial statements, review of financial statements included in its Quarterly Reports on Form 10-Q, and services that are normally provided by independent auditors in connection with the engagement for fiscal years.

(2)	Audit-Related Fees - This category consists of fees reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported as “Audit Fees.”

(3)	Tax Fees - This category consists of tax compliance, tax advice, and tax planning work.

(4)	All Other Fees - This category consists of fees for other miscellaneous items.

PART IV

ITEM 15. EXHIBITS FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this report:

1. Consolidated Financial Statements

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Financial Statements
Reports of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets	F-2
Consolidated Statements of Operations and Comprehensive Loss	F-3
Consolidated Statements of Shareholders’ Equity (Deficit)	F-4
Consolidated Statements of Cash Flows	F-5 – F-6
Notes to Consolidated Financial Statements	F-7

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

SYNERGY CHC CORP.

Date: March 24, 2017	By:	/s/ Jack Ross
President, Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jack Ross	President, Chief Executive Officer	March 24, 2017
Jack Ross	(principal executive officer) Chief Financial Officer, Chief Accounting Officer, (principal financial officer), Director

/s/ Stephen Fryer	Director	March 24, 2017
Stephen Fryer

/s/ Paul SoRelle	Director	March 24, 2017
Paul SoRelle

