Form 10-Q
period 2017-03-31
Synergy CHC Corp.
filed 2017-05-01
CIK 1562733

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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
Emerging Growth Company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of April 26, 2017, 88,764,357 shares of our common stock were issued and outstanding.

SYNERGY CHC CORP.

INDEX

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Synergy CHC Corp.

Condensed Consolidated Balance Sheets

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$1,714,988	$2,517,642
Restricted cash	138,188	100,000
Accounts receivable, net	3,227,134	2,195,391
Prepaid expenses	1,332,483	1,348,602
Inventory, net	740,624	1,102,777
Total Current Assets	7,153,417	7,264,412

Fixes assets, net	276,839	257,386
Goodwill	7,793,240	7,793,240
Intangible assets, net	4,878,181	5,145,434
Total Assets	$20,101,677	$20,460,472

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$3,715,043	$4,558,919
Deferred revenue	8,733	36,000
Provision for income taxes payable	913,901	973,177
Current portion of long-term debt, net of debt discount and debt issuance cost, related party	4,890,792	5,890,903
Current portion of long-term debt	-	750,000
Total Current Liabilities	9,528,469	12,208,999

Long-term Liabilities:
Royalty payable	295,254	313,752
Note payable, net of debt discount and debt issuance cost, related party	278,589	830,245
Total Long-term Liabilities	573,843	1,143,997
Total Liabilities	10,102,312	13,352,996

Commitments and contingencies

Stockholders’ Equity:
Common stock, $0.00001 par value; 300,000,000 shares authorized; 88,764,357 shares issued and outstanding	888	888
Common stock to be issued (125,000 shares)	56,250	56,250
Additional paid in capital	16,739,452	16,400,316
Accumulated other comprehensive income	10,121	16,022
Accumulated deficit	(6,807,346)	(9,366,000)
Total stockholders’ equity	9,999,365	7,107,476
Total Liabilities and Stockholders’ Equity	$20,101,677	$20,460,472

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Synergy CHC Corp.

Unaudited Condensed Consolidated Statements of Income and Comprehensive Income

	For the three months ended
	March 31, 2017	March 31, 2016
Revenue	$10,788,319	$8,267,751
Cost of sales	2,502,530	2,036,577
Gross profit	8,285,789	6,231,174

Operating expenses
Selling and marketing	2,897,197	1,447,676
General and administrative	1,937,643	1,868,805
Depreciation and amortization	292,318	278,637
Total operating expenses	5,127,158	3,595,118

Income from operations	3,158,631	2,636,056

Other (income) expenses
Interest income	(15)	(3,924)
Interest expense	247,364	431,264
Remeasurement loss (gain) on translation of foreign subsidiary	14,243	(240,806)
Gain on change in fair value of derivative liability	-	(1,086,498)
Loss on sale of assets	2,877	-
Amortization of debt discount	-	475,600
Amortization of debt issuance cost	44,041	66,039

Total other expenses (income)	308,510	(358,325)

Net income before income taxes	2,850,121	2,994,381
Income tax expense	291,467	183,905
Net income after tax	$2,558,654	$2,810,476

Net income per share – basic	$0.03	$0.03
Net income per share – diluted	$0.03	$0.03

Weighted average common shares outstanding
Basic	88,764,357	81,692,954
Diluted	88,889,357	85,380,496

Comprehensive income:
Net income	2,558,654	2,810,476
Foreign currency translation adjustment	(5,901)	-
Comprehensive income	$2,552,753	$2,810,476

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Synergy CHC Corp.

Unaudited Condensed Consolidated Statements of Cash Flows

	For the three months ended
	March 31, 2017	March 31, 2016
Cash Flows from Operating Activities
Net income	$2,558,654	$2,810,476
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	292,318	278,637
Amortization of debt issuance cost	44,041	66,039
Loss on sale of assets	2,877	-
Stock based compensation expense	339,136	302,641
Change in the fair value of derivative liability	-	(1,086,498)
Remeasurement loss (gain) on translation of foreign subsidiary	14,243	(240,806)
Foreign currency transaction loss	76,849	-
Non cash implied interest	23,194	42,717
Amortization of debt discount	-	475,600
Changes in operating assets and liabilities:
Accounts receivable	(1,031,743)	2,361,207
Inventory	362,153	9,815
Prepaid expense	16,119	(80,433)
Accounts payable and accrued liabilities	(994,245)	(1,514,226)
Deferred revenue	(27,267)	-
Net cash provided by operating activities	1,676,330	3,425,171

Cash Flows from Investing Activities
Payments for acquisition of fixed assets	(53,594)	(62,921)
Proceeds from sale of assets	6,199	-
Restricted cash	(38,188)	448,942
Net cash (used in) provided by investing activities	(85,583)	386,021

Cash Flows from Financing Activities
Repayment of notes payable	(2,387,500)	(1,137,500)
Payment of earn out liability	-	(2,551,500)
Net cash used in financing activities	(2,387,500)	(3,689,000)

Effect of exchange rate on cash and cash equivalents	(5,901)	-

Net (decrease) increase in cash and cash equivalents	(802,654)	122,192

Cash and Cash Equivalents, beginning of period	2,517,642	3,640,893

Cash and Cash Equivalents, end of period	$1,714,988	$3,763,085

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$243,088	$407,560
Income taxes	$411,075	$141,447

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Reallocation of goodwill related to acquisition of Factor Nutrition to intellectual property	$-	$450,000

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

Synergy is the sole owner of five subsidiaries: Neuragen Corp., Breakthrough Products, Inc., NomadChoice Pty Ltd., Synergy CHC Inc. and Sneaky Vaunt Corp. and the results have been consolidated in these statements.

Note 2 – Summary of Significant Accounting Policies

General

The accompanying condensed consolidated financial statements as of March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and 2016 are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Rule S-X of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2016 and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2017.

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

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. As of March 31, 2017 the Company had no cash equivalents. The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (FDIC) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At March 31, 2017, the uninsured balance amounted to $1,255,907.

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

Intangible Assets

We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization except intellectual property of $1,450,000 acquired as part of Asset Purchase Agreement entered into with Factor Nutrition LLC on January 22, 2015. Intangible assets are amortized on a straight line basis over the useful lives. As of March 31, 2017, our qualitative analysis of intangible assets with indefinite lives did not indicate any impairment.

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

Indicators of impairment include significant underperformance relative to historical or projected future operating results, significant changes in our use of the assets or in our business strategy, loss of or changes in customer relationships and significant negative industry or economic trends. When indications of impairment arise for a particular asset or group of assets, we assess the future recoverability of the carrying value of the asset (or asset group) based on an undiscounted cash flow analysis. If carrying value exceeds projected, net, undiscounted cash flows, an additional analysis is performed to determine the fair value of the asset (or asset group), typically a discounted cash flow analysis, and an impairment charge is recorded for the excess of carrying value over fair value. As of March 31, 2017, our qualitative analysis of long-lived assets did not indicate any impairment.

Goodwill

An asset purchase is accounted for under the purchase method of accounting. Under that method, assets and liabilities of the business acquired are recorded at their estimated fair values as of the date of the acquisition, with any excess of the cost of the acquisition over the estimated fair value of the net tangible and intangible assets acquired recorded as goodwill. As of March 31, 2017, our qualitative analysis of goodwill did not indicate any impairment. However, as of December 31, 2016, our review of goodwill related to one of our subsidiaries did indicate that the carrying amount of the asset may not be recoverable. During the year ended December 31, 2016, the Company fully impaired related goodwill and charged to operations an impairment loss of $1,983,160.

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

Advertising Expense

The Company expenses marketing, promotions and advertising costs as incurred. Such costs are included in selling expense in the accompanying unaudited condensed consolidated statements of income.

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

Synergy CHC Inc. is a wholly-owned foreign subsidiary, is subject to income taxes in the jurisdictions in which it operates. Significant judgment is required in determining the provision for income tax. There are many transactions and calculations undertaken during the ordinary course of business for which the ultimate tax determination is uncertain. The company recognizes liabilities for anticipated tax audit issues based on the Company’s current understanding of the tax law. Where the final tax outcome of these matters is different from the carrying amounts, such differences will impact the current and deferred tax provisions in the period in which such determination is made.

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under ASC subtopic 260-10, Earnings Per Share. Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted earnings per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock (using the “treasury stock” method), unless their effect on net loss per share is anti-dilutive. As of March 31, 2017, options to purchase 6,300,000 shares of common stock and warrants to purchase 1,000,000 shares of common stock were outstanding.

The following is a reconciliation of the number of shares used in the calculation of basic earnings per share and diluted earnings per share for the three months ended March 31, 2017, and 2016:

	2017	2016

Net income after tax	$2,558,654	$2,810,476

Weighted average common shares outstanding	88,764,357	81,692,954
Common stock to be issued	125,000	-
Incremental shares from the assumed exercise of dilutive stock options	-	1,669,671
Incremental shares from the assumed exercise of dilutive stock warrants	-	2,017,870
Dilutive potential common shares	88,889,357	85,380,495

Net earnings per share:
Basic	$0.03	$0.03
Diluted	$0.03	$0.03

The following securities were not included in the computation of diluted net earnings per share as their effect would have been antidilutive:

	2017	2016

Options to purchase common stock	6,300,000	2,000,000
Warrants to purchase common stock	1,000,000	1,000,000
	7,300,000	3,000,000

Going Concern

The Company’s unaudited condensed consolidated financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had an accumulated deficit at March 31, 2017 of $6,807,346. The Company had a working capital deficit of $2,375,052 as of March 31, 2017. Due to acquisitions during 2015 of revenue-producing products, the Company believes it has established an ongoing source of revenue that is sufficient to cover its operating costs and has income from operations of $3,158,631.

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

As of March 31, 2017, the Company has determined that there were no assets or liabilities measured at fair value.

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

The functional currency of the Company’s other foreign subsidiary (Synergy CHC Inc.) is the Canadian Dollar (CAD). The Company’s foreign subsidiary maintains its records using local currency (CAD). All assets and liabilities of the foreign subsidiary were translated into U.S. Dollars at period end exchange rates and stockholders’ equity is translated at the historical rates. Income and expense items were translated using average exchange rate for the period. The resulting translation adjustments, net of income taxes, are reported as other comprehensive income and accumulated other comprehensive income in the stockholder’s equity in accordance with ASC 220 – Comprehensive Income.

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

Warehousing costs

Warehouse costs include all third party warehouse rent fees and are charged to selling and marketing expenses as incurred. Any additional costs relating to assembly or special pack-outs of the Company's products are charged to cost of sales.

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

Recent Accounting Pronouncements

ASU 2017-04

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350), which simplifies the goodwill impairment test. The effective date for ASU 2017-04 is for fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the impact of adopting ASU 2017-04 on our consolidated financial statements.

ASU No. 2017-01

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This new standard clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This new standard will be effective for the Company on January 1, 2018; however, early adoption is permitted with prospective application to any business development transaction. We are currently evaluating the impact of adopting ASU 2017-04 on our consolidated financial statements.

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

ASU 2014-17

In November 2014, the FASB issued ASU No. 2014-17, Business Combinations (Topic 805): Pushdown Accounting. This ASU provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. ASU 2014-17 was effective on November 18, 2014. The adoption of this new standard did not have any effect on our consolidated financial statements.

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

ASU 2014-09

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). ASU 2014-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 by one year for all entities and permits early adoption on a limited basis. ASU 2014-09 will be effective for the Company in the first quarter of 2018, and early adoption is permitted in the first quarter of 2017. We are still evaluating the effect of the adoption of the new standard on our consolidated financial statements.

ASU 2014-08

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) and Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 amends the definition for what types of asset disposals are to be considered discontinued operations, as well as amending the required disclosures for discontinued operations and assets held for sale. ASU 2014-08 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2014. The adoption of the new standard did not have any effect on our consolidated financial statements.

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

The carrying value of inventory consisted of the following:

	March 31, 2017	December 31, 2016
Finished goods	$265,710	$474,420
Components	334,475	431,241
Inventory in transit	47,822	104,500
Raw materials	92,617	92,616
Total inventory	$740,624	$1,102,777

On January 22, 2015, inventory was pledged to Knight Therapeutics under the Loan Agreement (see note 10).

Note 4 – Accounts Receivable

Accounts receivable, net of allowances for sales returns and doubtful accounts, consisted of the following:

	March 31, 2017	December 31, 2016
Trade accounts receivable	$3,227,134	$2,195,391
Less allowances	-	-
Total accounts receivable, net	$3,227,134	$2,195,391

Note 5 – Prepaid Expenses

Prepaid expenses consisted of the following:

	March 31, 2017	December 31, 2016
Advances for inventory	$280,012	$188,980
Media production	199,687	207,555
Insurance	57,748	70,392
Trade shows	29,200	46,700
Deposits	8,728	6,228
Consultants	-	15,000
Rent	4,097	15,452
Promotion - Bloggers	316,734	426,220
License agreement	233,333	258,333
Software subscriptions	78,584	88,782
Clinical Research	53,590	-
Advertising	57,500	-
Miscellaneous	13,269	24,960
Total	$1,332,483	$1,348,602

Note 6 – Concentration of Credit Risk

Cash and cash equivalents

The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (FDIC) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At March 31, 2017 and December 31, 2016, the uninsured balances amounted to $1,255,907 and $2,038,985, respectively.

Accounts receivable

As of March 31, 2017, three customers accounted for 96% of the Company’s accounts receivable. As of December 31, 2016, three customers accounted for 91% of the Company’s accounts receivable.

Major customers

For the three months ended March 31, 2017, three customers accounted for approximately 39% of the Company’s net revenue. For the year ended December 31, 2016, three customers accounted for approximately 34% of the Company’s net revenues. Substantially all of the Company’s business is with companies in the United States.

Major suppliers

For the three months ended March 31, 2017 and the year ended December 31, 2016, our products were made by the following suppliers:

FOCUSfactor	Atrium Innovations - Pittsburgh, PA	Vit-Best Nutrition, Inc. - Tustin, CA
Flat Tummy Tea	Caraway Tea Company, LLC - Highland, NY	-
Neuragen	C-Care, LLC - Linthicum Heights, MD	-
UrgentRx	Capstone Nutrition - Ogden, UT	-
Hand MD	HealthSpecialty - Santa Fe Springs, CA
Sneaky Vaunt	Dongguan Jingrui - China

It is the opinion of management that the products can be produced by other manufacturers and the choice to utilize these suppliers is not a significant concentration.

Note 7 – Fixed Assets and Intangible Assets

As of March 31, 2017 and December 31, 2016, fixed assets and intangible assets consisted of the following:

	March 31, 2017	December 31, 2016

Property and equipment	$337,931	$308,084
Less accumulated depreciation	(61,092)	(50,698)
Fixed assets, net	$276,839	$257,386

Depreciation expense for the three months ended March 31, 2017 and 2016 was $25,065 and $2,227, respectively. During the three months ended March 31, 2017, we sold fixed assets with an aggregate carrying value of $9,076 for $6,199 which resulted in loss on sale of fixed assets of $2,877.

	March 31, 2017	December 31, 2016

FOCUSfactor intellectual property	$1,450,000	$1,450,000
Intangible assets subject to amortization	5,373,017	5,373,017
Less accumulated amortization	(1,944,836)	(1,677,583)
Intangible assets, net	$4,878,181	$5,145,434

Amortization expense for the three months ended March 31, 2017 and 2016 was $267,253 and $276,410, respectively. These intangible assets were acquired through an Asset Purchase Agreement and Stock Purchase Agreements entered into during 2015.

Note 8 – Related Party Transactions

The Company accrued and paid consulting fees of $41,250 per month, accounting fees of $12,500 per month and rent of $1,500 per month to a company owned by Mr. Jack Ross, Chief Executive Officer of the Company. The Company expensed $165,750 during the three months ended March 31, 2017. As of March 31, 2017, the total outstanding balance was $90,291 for consulting fees and reimbursements.

On January 22, 2015, the Company entered into a Loan Agreement with Knight Therapeutics (Barbados) Inc. (“Knight”), a related party, for the purchase of the Focus Factor assets. At March 31, 2017, the Company owed Knight $2,204,096 on this loan, net of debt issuance cost (see Note 10).

On June 26, 2015, the Company entered into a Security Agreement with Knight Therapeutics, Inc., through its wholly owned subsidiary Neuragen Corp., for the purchase of Knight Therapeutics, Inc.’s assets. At March 31, 2017, the Company owed Knight $612,500 in relation to this agreement (see Note 10).

On August 18, 2015, the Company entered into a Consulting Agreement with Kara Harshbarger, the co-founder of Hand MD, LLC, pursuant to which she will provide marketing and sales related service. The Company pays Ms. Harshbarger $10,000 a month for one year unless the Consulting Agreement is terminated earlier by either party. The Company has extended this agreement on a month to month basis. Hand MD, LLC is a 50% owner in Hand MD Corp. The Company expensed $30,000 through payroll for the three months ended March 31, 2017. As of March 31, 2017, the total outstanding balance was $0.

On November 12, 2015, the Company entered into a Loan Agreement with Knight Therapeutics (Barbados) Inc., a related party, for the purchase of NomadChoice Pty Limited and Breakthrough Products, Inc. At March 31, 2017, the Company owed Knight $2,677,703 on this loan, net of debt issuance cost (see Note 10).

The Company expensed royalty of $136,636 during the three months ended March 31, 2017. At March 31, 2017 NomadChoice Pty Ltd., a subsidiary of the Company, owed Knight Therapeutics $53,934 in connection with a royalty distribution agreement.

The Company expensed royalty of $27,414 during the three months ended March 31, 2017. At March 31, 2017 Sneaky Vaunt Corp., a subsidiary of the Company, owed Knight Therapeutics $27,414 in connection with a royalty distribution agreement.

The Company expensed commissions of $35,622 during the three months ended March 31, 2017. At March 31, 2017 Sneaky Vaunt Corp., a subsidiary of the Company, owed Founded Ventures, owned by a shareholder in the Company, $35,622 in connection with a commission agreement.

Note 9 – Accounts Payable and Accrued Liabilities

As of March 31, 2017 and December 31, 2016, accounts payable and accrued liabilities consisted of the following:

	March 31, 2017	December 31, 2016
Accrued payroll	$130,249	$275,913
Accrued legal fees	34,626	37,546
Accounting fees	67,990	-
Commissions	176,116	-
Related party	90,291	-
Professional Fees	60,166	-
Manufacturers	1,746,657	1,459,460
Promotions	247,795	1,244,480
Returns allowance	548,712	860,126
Customers	453,426	401,594
Interest	22,603	31,079
Royalties, related party	81,347	87,677
Warehousing	-	19,080
Others	55,065	141,964
Total	$3,715,043	$4,558,919

Note 10 – Notes Payable

The Company’s loans payable at March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017	December 31, 2016

Loans payable	$5,288,889	$7,634,697
Unamortized debt issuance cost	(119,508)	(163,549)
Total	5,169,381	7,471,148
Less: Current portion	(4,890,792)	(6,640,903)
Long-term portion	$278,589	$830,245

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

All outstanding principal and accrued and unpaid interest is due on the earliest to occur of either January 20, 2017 (the “Maturity Date”), or the date that Knight, in its discretion, accelerates the Company’s obligations due to an event of default. The Company may extend the Maturity Date for two successive additional 12-month periods if at March 31, 2016 and March 31, 2017, respectively, the Company’s revenues exceed $13.0 million and its EBITDA exceeds $2.0 million for the respective 12-month period then ending. These covenants were achieved, therefore the Company chose to extend the loan for the first 12-month period to January 20, 2018. Principal payments under the Loan Agreement commenced on June 30, 2015 and continue quarterly as set forth on the Repayment Schedule to the Loan Agreement.

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

The beneficial conversion feature of the warrants issued to Knight amounted to $1,952,953 (ST warrants) and $1,462,560 (LT warrants), respectively, and was recorded as debt discount of the corresponding debt.

During 2016, this debt discount was fully expensed in conjunction with the cancellation of all warrants and options held by Knight.

The Company also recorded deferred financing costs of $289,045 with respect to the above loan. The Company recognized amortization of deferred financing costs of $13,957 during the three months ended March 31, 2017, respectively. Unamortized debt issuance cost as of March 31, 2017 amounted to $45,904.

The Company recognized and paid interest expense of $103,740 during the three months ended March 31, 2017, respectively. Accrued interest expense was $0 as of March 31, 2017. Loan payable balance was $2,250,000 as of March 31, 2017.

$1,500,000 January 22, 2015 Loan:

On January 22, 2015, the Company issued a 0% promissory note in a principal amount of $1,500,000 in connection with an Asset Purchase Agreement. The note has a maturity date of January 20, 2017, with $750,000 to be paid on or before January 20, 2016 and an additional $750,000 to be paid on or before January 20, 2017. This loan was paid in full in January 2017.

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

The Company also recorded deferred financing costs of $10,486 with respect to the above agreement. The Company recognized amortization of deferred financing costs of $1,293 during the three months ended March 31, 2017. Unamortized debt issuance cost as of March 31, 2017 amounted to $1,307. The Company recorded present value of future payments of $288,889 and $290,947 as of March 31, 2017 and December 31, 2016, respectively. The Company recorded imputed interest expense of $10,442 for the three months ended March 31, 2017.

During the three months ended March 31, 2017, the Company made payments of $31,250 in connection with this Security Agreement.

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

In connection with the First Amendment, we issued Knight a warrant that entitles Knight to purchase 5,550,625 shares of our common stock (“Knight Warrant Shares”) representing approximately 6.5% of our fully diluted capital, which Knight exercised in full on November 12, 2015. Knight also received a 10-year warrant entitling Knight to purchase up to 4,547,243 shares of our common stock at $0.49 per share (“Knight Warrants”).

The beneficial conversion feature of the warrants issued to Knight amounted to $2,553,287 (5,550,625 warrants) and $2,067,258 (4,547,243 warrants), respectively, and was recorded as debt discount of the corresponding debt in 2015.

During 2016, this debt discount was fully expensed in conjunction with the cancellation of all warrants and options held by Knight.

The Company also recorded deferred financing costs of $233,847 with respect to the above loan. The Company recognized amortization of deferred financing costs of $28,791 during the three months ended March 31, 2017. Unamortized debt issuance cost as of March 31, 2017 amounted to $72,297.

The Company recognized interest expense of $120,430 during the three months ended March 31, 2017. During the three months ended March 31, 2017, the Company paid interest of $128,906. Accrued interest was $22,603 as of March 31, 2017. Loan balance at March 31, 2017 was $2,750,000.

Note 11 – Stockholders’ Equity

The total number of shares of all classes of capital stock which the Company is authorized to issue is 300,000,000 shares of common stock with $0.00001 par value.

As of March 31, 2017 and December 31, 2016, there were 88,764,357 shares of the Company’s common stock issued and outstanding.

Note 12 – Commitments & Contingencies

Litigation:

From time to time the Company may become a party to litigation in the normal course of business. Management believes that there are no current legal matters that would have a material effect on the Company’s financial position or results of operations.

Operating leases

In April 2014, a subsidiary entered into an extension of a non-cancellable operating lease for office space that expired on March 31, 2017. Rent expense under this lease for the period from acquisition until March 31, 2017 was $8,923 per month less a $3,010 per month sublease through March 2017.

In December 2015, a subsidiary entered into a non-cancellable operating lease for office space through November 2016. This lease was extended until April 2017. Rental payments under this lease are $5,900 Australian dollars per month, which is approximately $4,480.

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of March 31, 2017:

Year ending December 31:
2017	$4,480
Total	$4,480

On December 8, 2014, a subsidiary entered into a non-cancellable 36 month phone lease with an estimated cost of $894 a month.

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of March 31, 2017:

Year ending December 31:
2017 – remaining nine months	$8,046
-
Total	$8,046

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

The following table summarizes the options outstanding, option exercisability and the related prices for the shares of the Company’s common stock issued to employees and consultants under the Plan at March 31, 2017:

	Options Outstanding			Options Exercisable
Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
$0.25 - $0.70	6,300,000	6.7	$0.47	3,933,332	$0.42

The stock option activity for the three months ended March 31, 2017 is as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2016	6,300,000	$0.47
Granted	-	-
Exercised	-	-
Expired or canceled	-	-
Outstanding at March 31, 2017	6,300,000	$0.47

Stock-based compensation expense related to vested options was $339,136 during the three months ended March 31, 2017 which is a component of general and administrative expense in the statement of income. The Company determined the value of share-based compensation for options vesting during the period using the Black-Scholes fair value option-pricing model with the following weighted average assumptions: estimated fair value of Company’s common stock of $0.40-0.74, risk-free interest rate of 0.90-2.23%, volatility of 135-160%, expected lives of 3-10 years, and dividend yield of 0%. Stock options outstanding as of March 31, 2017, as disclosed in the above table, have an intrinsic value of $928,500.

As of March 31, 2017, unrecognized compensation costs related to non–vested stock–based compensation arrangements were $1,216,279, and is expected to be recognized over a weighted average period of 1.25 years.

Note 14 – Stock Warrants

The following table summarizes the warrants outstanding, warrant exercisability and the related prices for the shares of the Company’s common stock at March 31, 2017:

	Warrants Outstanding			Warrants Exercisable
Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
5.00	1,000,000	1.72	5.00	1,000,000	5.00

The warrant activity for the three months ended March 31, 2017 is as follows:

	Warrants Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2016	1,000,000	$5
Granted	-	-
Exercised	-	-
Expired or canceled	-	-
Outstanding at March 31, 2017	1,000,000	$5

Warrants outstanding as of March 31, 2017, as disclosed in the above table, have an intrinsic value of $0.

Note 15 – Segments

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

Net sales attributed to customers in the United States and foreign countries for the three months ended March 31, 2017 and 2016 were as follows:

	March 31, 2017	March 31, 2016
United States	$9,944,879	$8,198,083
Foreign countries	843,440	69,668
	$10,788,319	$8,267,751

The Company’s net sales by product group for the three months ended March 31, 2017 and 2016 were as follows:

	March 31, 2017	March 31, 2016
Nutraceuticals	$9,546,446	$7,865,915
Over the Counter (OTC)	503,675	377,063
Consumer Goods	731,548	-
Cosmeceuticals	6,650	24,773
	$10,788,319	$8,267,751

(1) Net sales for any other product group of similar products are less than 10% of consolidated net sales.

Long-lived assets (net) attributable to operations in the United States and foreign countries as of March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017	December 31, 2016
United States	$12,930,155	$13,174,461
Foreign countries	18,105	21,599
	$12,948,260	$13,196,060

Note 16 – Income Taxes

Income tax expense was $291,467 for the three months ended March 31, 2017, respectively, compared to $183,905 for the same period in 2016. The current provision is attributable to Australian operations and the current tax rate in effect in that country. The Company also has operations in Canada that started at the beginning of 2016 and is currently evaluating its tax position as it pertains to the 2017 year end.

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

Note 17 – Subsequent Events

Management evaluated all activities of the Company through the issuance date of the Company’s unaudited condensed consolidated financial statements and concluded that no subsequent events except as disclosed below have occurred that would require adjustments or disclosure into the unaudited condensed consolidated financial statements.

The Company paid $761,935 as consulting fees to a related party (officer) for services rendered in April 2017.

During April 2017, the Company paid $378,125 in principal and accrued interest on the second loan (November 12, 2015) to Knight Therapeutics.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Synergy for the three months ended March 31, 2017 and 2016, should be read in conjunction with the unaudited condensed consolidated financial statements of Synergy, and the notes to those unaudited condensed consolidated financial statements that are included elsewhere in this Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the caption, "Cautionary Notice Regarding Forward-Looking Statements" and the "Business" section in our Form 10-K filed on March 24, 2017. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

The Company is in the business of marketing and distributing consumer branded products through various distribution channels primarily in the health and wellness industry. The Company’s strategy is to grow both organically and by future acquisition.

Our management’s discussion and analysis of our financial condition and results of operations are only based on our current business and should be read in conjunction with our condensed consolidated financial statements. Key factors affecting our results of operations include revenues, cost of revenues, operating expenses and income and taxation.

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

For the three months ended March 31, 2017
Net income	$2,558,654
Interest income	(15)
Interest expense	247,364
Taxes	291,467
Depreciation	25,065
Amortization	311,294
EBITDA	$3,433,829
Stock-based compensation	339,136
Loss on foreign currency translation and transaction	91,092
Adjusted EBITDA	$3,864,057

EBITDA and Adjusted EBITDA are considered non-GAAP financial measures. EBITDA represents earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA represents EBITDA, further adjusted to exclude the impact of higher-than-normal revenue change other activity and certain expenses and transactions that we believe are not representative of our core operating results, including gain on change in fair value of derivative liability; stock-based compensation; one-time expenses for acquisitions; and the gain on foreign currency translation and transaction. The Company’s definitions of EBITDA and adjusted EBITDA might not be comparable to similarly titled measures reported by other companies.

Results of Operations for the Three months Ended March 31, 2017 and 2016

Revenue

For the three months ended March 31, 2017, we had revenue of $10,788,319 from sales of our products, as compared to revenue of $8,267,851 for the same period in 2016. The increase is due to a new company launch and a major customer expanding our store count and product line, and is comprised of the following categories:

	March 31, 2017	March 31, 2016
Nutraceuticals	$9,546,446	$7,865,915
Over the Counter (OTC)	503,675	377,063
Consumer Goods	731,548	-
Cosmeceuticals	6,650	24,773
	$10,788,319	$8,267,851

Cost of Revenue

For the three months ended March 31, 2017, our cost of revenue was $2,502,530. Our cost of revenue for the three months ended March 31, 2016, was $2,036,577. The increase is due to a new company launch and a major customer expanding our store count and product line and is comprised of the following categories:

	March 31, 2017	March 31, 2016
Nutraceuticals	$2,416,913	$2,062,935
Over the Counter (OTC)	20,033	(30,784)
Consumer Goods	65,021	-
Cosmeceuticals	563	4,426
	$2,502,530	$2,036,577

Gross Profit

Gross profit was $8,285,789, or 77% for the three months ended March 31, 2017, as compared to gross profit of $6,231,174, or 75% for the same period in 2016, an increase of $2,054,615, or 33%. The increase in gross profit margin is directly related to increase in sales and better negotiated deals with manufacturers, utilizing volume purchasing to avail lower prices and purchasing finished goods instead of buying components.

Operating Expenses

Selling and Marketing Expenses

For the three months ended March 31, 2017, our selling and marketing expenses were $2,897,197 as compared to $1,447,676 for the same period in 2016, which is primarily due to marketing our various products in multiple media channels including print, television and online and the launch of our new product line.

General and Administrative Expenses

For the three months ended March 31, 2017, our general and administrative expenses were $1,937,643. For the three months ended March 31, 2016, our general and administrative expenses were $1,868,805. The increase is primarily due to increased personnel and operations as our company grew.

Depreciation and Amortization Expenses

For the three months ended March 31, 2017, our depreciation and amortization expenses were $292,318 as compared to $278,637 for the same period in 2016.

Other Income and Expenses

For the three months ended March 31, 2017 and 2016 we had other (income) and expense items of the following:

	Three months ended March 31, 2017	Three months ended March 31, 2016
Interest income	$(15)	$(3,924)
Interest expense	247,364	431,264
Remeasurement loss (gain) on translation of foreign subsidiary	14,243	(240,806)
Gain on change in fair value of derivative liability	-	(1,086,498)
Loss on sale of assets	2,877	-
Amortization of debt discount	-	475,600
Amortization of debt issuance cost	44,041	66,039
Total other expense (income)	$308,510	$(358,325)

For the three months ended March 31, 2017, we had interest expense of $247,364 as compared to $431,264 for the same period in 2016. The decrease was due to the payoffs and pay downs of the loans. We also issued warrants along with the loans and paid debt issuance cost in 2015 which led to the amortization of debt discount and debt issuance costs. We issued warrants with a reset provision in 2015 which led to the calculation of warrant derivative liability and hence we recorded a gain on change in fair value of derivative liability of $1,086,498. In 2016 we cancelled those warrants and issued shares.

Net Income

For the three months ended March 31, 2017, our net income was $2,558,654 as compared to a net income of $2,810,476 for the same period in 2016.

Liquidity and Capital Resources

Overview

As of March 31, 2017, we had $1,714,988 cash on hand and a $2,375,052 working capital deficit. In addition, we also had restricted cash of $138,188 which is held for credit card collateral.

Going Concern

The Company’s unaudited condensed consolidated financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had an accumulated deficit at March 31, 2017 of $6,807,346. The Company had a working capital deficit of $2,375,052 as of March 31, 2017. Due to acquisitions during 2015 of revenue-producing products, the Company believes it has established an ongoing source of revenue that is sufficient to cover its operating costs and has income from operations of $3,158,631.

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

Three months ended March 31, 2017 and 2016

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2017 was $1,676,330, compared to $3,425,171 for the same period in 2016. This decrease in net cash provided by operating activities for the three months ended March 31, 2017 was primarily attributable to an increase in accounts receivable and a decrease in accounts payable.

The $1,676,330 consists of our net income of $2,558,654 increased by:

Amortization of debt issuance cost	$44,041
Depreciation and amortization	292,318
Stock based compensation	339,136
Loss on sale of assets	2,877
Non cash implied interest	23,194
Remeasurement loss on translation of foreign subsidiary	14,243
Foreign currency transaction loss	76,849
Increase in accounts receivable	(1,031,743)
Decrease in inventory	362,153
Decrease in prepaid expenses	16,119
Decrease in deferred revenue	(27,267)
Decrease in accounts payable and accrued expenses	(994,245)

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2017 was $85,583, compared to net cash provided of $386,021 for the same period in 2016. The increase in cash used in investing activities during 2017 is attributable to the increase in restricted cash.

Payments for acquisition of fixed assets	$(53,594)
Proceeds from sale of assets	6,199
Increase in restricted cash	(38,188)

Net Cash Used in Financing Activities

Net cash used in financing activities for the three months ended March 31, 2017 was $2,387,500, compared to net cash used of $3,689,000 for the same period in 2016. This is attributable to the repayment of notes.

Repayment of notes payable	$(2,387,500)

Key 2017 Initiatives

During 2017, we have plans for organic growth within our current product lines by developing and launching new products. Our technology center in Halifax, Nova Scotia is in full operation providing marketing services to all of our brands. We have new marketing campaigns in process and intend to expand our online presence for each product. While we intend to grow further through additional acquisitions, we feel it is important to also develop our existing products.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

None.

Off-Balance Sheet Arrangements

None.

Inflation

The effect of inflation on the Company’s operating results was not significant.

Summary of Significant Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition and accounts receivable allowances. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 2 to our unaudited condensed consolidated financial statements appearing elsewhere in this report.

Recent Accounting Pronouncements

Note 2 to our unaudited condensed consolidated financial statements appearing elsewhere in this report includes Recent Accounting Pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer), who is also our Chief Financial Officer (principal financial officer), reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and concluded that as of March 31, 2017, (i) the Company’s disclosure controls and procedures were not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”), and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Signatures	Title	Date

/s/ Jack Ross	Chief Executive Officer and	May 1, 2017
Chief Financial Officer

