Form 10-Q
period 2017-06-30
Synergy CHC Corp.
filed 2017-08-14
CIK 1562733

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 10, 2017, 89,237,683 shares of our common stock were issued and outstanding.

SYNERGY CHC CORP.

INDEX

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Synergy CHC Corp.

Condensed Consolidated Balance Sheets

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$894,229	$2,517,642
Restricted cash	138,380	100,000
Accounts receivable, net	1,445,003	2,195,391
Prepaid expenses	1,393,803	1,348,602
Inventory, net	1,013,889	1,102,777
Total Current Assets	4,885,304	7,264,412

Fixes assets, net	274,533	257,386
Goodwill	7,793,240	7,793,240
Intangible assets, net	5,318,250	5,145,434
Total Assets	$18,271,327	$20,460,472

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$3,768,781	$4,558,919
Deferred revenue	10,813	36,000
Provision for income taxes payable	89,774	973,177
Current portion of long-term debt, net of debt discount and debt issuance cost, related party	3,340,644	5,890,903
Current portion of long-term debt	-	750,000
Total Current Liabilities	7,210,012	12,208,999

Long-term Liabilities:
Royalty payable	275,044	313,752
Note payable, net of debt discount and debt issuance cost, related party	277,381	830,245
Total Long-term Liabilities	552,425	1,143,997
Total Liabilities	7,762,437	13,352,996

Commitments and contingencies

Stockholders’ Equity:
Common stock, $0.00001 par value; 300,000,000 shares authorized; 89,237,683 and 88,764,357 shares issued and outstanding, respectively	892	888
Common stock to be issued (125,000 shares)	56,250	56,250
Additional paid in capital	17,322,387	16,400,316
Accumulated other comprehensive (loss) income	(13,110)	16,022
Accumulated deficit	(6,857,529)	(9,366,000)
Total stockholders’ equity	10,508,890	7,107,476
Total Liabilities and Stockholders’ Equity	$18,271,327	$20,460,472

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Synergy CHC Corp.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

	For the three months ended		For the six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Revenue	$9,318,918	$8,274,575	$20,107,237	$16,542,326
Cost of sales	2,462,424	2,182,292	4,964,954	4,218,869
Gross profit	6,856,494	6,092,283	15,142,283	12,323,457

Operating expenses
Selling and marketing	4,223,712	2,189,179	7,120,909	3,636,855
General and administrative	2,367,969	1,679,378	4,305,612	3,548,183
Depreciation and amortization	357,111	294,373	649,429	573,010
Total operating expenses	6,948,792	4,162,930	12,075,950	7,758,048

(Loss) income from operations	(92,298)	1,929,353	3,066,333	4,565,409

Other (income) expenses
Interest income	5	(749)	(10)	(4,673)
Interest expense	187,077	401,958	434,441	833,222
Remeasurement (gain) loss on translation of foreign subsidiary	(105,974)	213,799	(91,731)	(27,007)
Loss (gain) on change in fair value of derivative liability	-	663,423	-	(423,075)
Loss on sale of assets	-	-	2,877	-
Amortization of debt discount	-	393,108	-	868,708
Amortization of debt issuance cost	44,531	59,224	88,572	125,263

Total other expenses	125,639	1,730,763	434,149	1,372,438

Net (loss) income before income taxes	(217,937)	198,590	2,632,184	3,192,971
Income tax (benefit) expense	(167,756)	211,180	123,711	395,085
Net (loss) income after tax	$(50,181)	$(12,590)	$2,508,473	$2,797,886

Net (loss) income per share – basic	$(0.00)	$(0.00)	$0.03	$0.03
Net (loss) income per share – diluted	$(0.00)	$(0.00)	$0.03	$0.03

Weighted average common shares outstanding
Basic	88,811,169	81,721,158	88,787,893	81,707,056
Diluted	88,811,169	83,172,182	88,912,893	83,447,263

Comprehensive (loss) income:
Net (loss) income	(50,181)	(12,590)	2,508,473	2,797,886
Foreign currency translation adjustment	(23,231)	1,120	(29,132)	1,120
Comprehensive (loss) income	$(73,412)	$(11,470)	$2,479,341	$2,799,006

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Synergy CHC Corp.

Unaudited Condensed Consolidated Statements of Cash Flows

	For the six months ended
	June 30, 2017	June 30, 2016
Cash Flows from Operating Activities
Net income	$2,508,473	$2,797,886
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	649,429	573,010
Amortization of debt issuance cost	88,572	125,263
Stock issued for services	-	50,000
Stock based compensation expense	680,679	607,284
Change in the fair value of derivative liability	-	(423,075)
Remeasurement gain on translation of foreign subsidiary	(91,731)	(27,007)
Foreign currency transaction loss	127,893	-
Non cash implied interest	44,598	70,083
Loss on sale of fixed assets	2,877	-
Amortization of debt discount	-	868,708
Changes in operating assets and liabilities:
Accounts receivable	802,827	3,001,280
Inventory	379,062	(121,180)
Prepaid expense	(45,201)	(657,362)
Accounts payable and accrued liabilities	(1,820,920)	(3,144,885)
Deferred revenue	(25,187)	-
Net cash provided by operating activities	3,301,371	3,720,005

Cash Flows from Investing Activities
Payments for acquisition of fixed assets	(76,534)	(156,867)
Proceeds from sale of assets	6,199
Payment of development fee	(761,935)
Payment of earn out liability	-	(2,551,500)
Restricted cash	(38,380)	315,464
Net cash used in investing activities	(870,650)	(2,392,903)

Cash Flows from Financing Activities
Repayment of notes payable	(4,025,000)	(1,962,500)
Net cash used in financing activities	(4,025,000)	(1,962,500)

Effect of exchange rate on cash and cash equivalents	(29,134)	1,120

Net decrease in cash and cash equivalents	(1,623,413)	(634,278)

Cash and Cash Equivalents, beginning of period	2,517,642	3,640,893

Cash and Cash Equivalents, end of period	$894,229	$3,006,615

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$427,601	$828,229
Income taxes	$1,048,120	$521,580

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Reallocation of goodwill related to acquisition of Factor Nutrition to intellectual property	$-	$450,000
Reallocation of goodwill related to acquisition of Breakthrough Products, Inc. to intellectual property	$-	$150,000
Reallocation of non-compete agreement related to acquisition of Breakthrough Products, Inc. to goodwill	$-	$50,000
Adjusting the value of shares issued to goodwill related to acquisition of Breakthrough Products, Inc.	$-	$1,170,000
Reallocation of blogger database and intellectual property related to acquisition of Nomadchoice Pty Ltd. To customer database	$-	$215,000
Common stock to be issued now issued	$-	$68,000
Common stock issued for the acquisition of assets of Per-fekt	$241,396	$-

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

Note 2 – Summary of Significant Accounting Policies

General

The accompanying condensed consolidated financial statements as of June 30, 2017 and December 31, 2016 and for the three and six months ended June 30, 2017 and 2016 are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Rule S-X of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2016 and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2017.

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

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. As of June 30, 2017 the Company had no cash equivalents. The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (FDIC) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At June 30, 2017, the uninsured balance amounted to $577,157.

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

Intangible Assets

We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization except intellectual property of $1,450,000 acquired as part of an Asset Purchase Agreement entered into with Factor Nutrition Labs LLC on January 22, 2015 and $10,000 acquired as part of an Asset Purchase Agreement entered into with Perfekt Beauty Holdings LLC and CDG Holdings, LLC on June 21, 2017. Intangible assets are amortized on a straight line basis over the useful lives. As of June 30, 2017, our qualitative analysis of intangible assets with indefinite lives did not indicate any impairment.

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

Indicators of impairment include significant underperformance relative to historical or projected future operating results, significant changes in our use of the assets or in our business strategy, loss of or changes in customer relationships and significant negative industry or economic trends. When indications of impairment arise for a particular asset or group of assets, we assess the future recoverability of the carrying value of the asset (or asset group) based on an undiscounted cash flow analysis. If carrying value exceeds projected, net, undiscounted cash flows, an additional analysis is performed to determine the fair value of the asset (or asset group), typically a discounted cash flow analysis, and an impairment charge is recorded for the excess of carrying value over fair value. As of June 30, 2017, our qualitative analysis of long-lived assets did not indicate any impairment.

Goodwill

An asset purchase is accounted for under the purchase method of accounting. Under that method, assets and liabilities of the business acquired are recorded at their estimated fair values as of the date of the acquisition, with any excess of the cost of the acquisition over the estimated fair value of the net tangible and intangible assets acquired recorded as goodwill. As of June 30, 2017, our qualitative analysis of goodwill did not indicate any impairment. However, as of December 31, 2016, our review of goodwill related to one of our subsidiaries did indicate that the carrying amount of the asset may not be recoverable. During the year ended December 31, 2016, the Company fully impaired related goodwill and charged to operations an impairment loss of $1,983,160.

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

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under ASC subtopic 260-10, Earnings Per Share. Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted earnings per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock (using the “treasury stock” method), unless their effect on net loss per share is anti-dilutive. As of June 30, 2017, options to purchase 6,300,000 shares of common stock and warrants to purchase 1,000,000 shares of common stock were outstanding.

The following is a reconciliation of the number of shares used in the calculation of basic earnings per share and diluted earnings per share for the three and six months ended June 30, 2017, and 2016:

	For the three months ended		For the six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Net income after tax	$(50,181)	$(12,590)	$2,508,473	$2,797,886

Weighted average common shares outstanding	88,811,169	81,721,158	88,787,893	81,707,056
Common stock to be issued	-		125,000
Incremental shares from the assumed exercise of dilutive stock options	-	-	-	-
Incremental shares from the assumed exercise of dilutive stock warrants	-		-	1,740,207
Dilutive potential common shares	88,811,169	81,721,158	88,912,893	83,447,263

Net earnings per share:
Basic	$(0.00)	$(0.00)	$0.03	$0.03
Diluted	$(0.00)	$(0.00)	$0.03	$0.03

The following securities were not included in the computation of diluted net earnings per share as their effect would have been antidilutive:

	For the three months ended		For the six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Options to purchase common stock	6,300,000	5,000,000	6,300,000	5,000,000
Warrants to purchase common stock	1,000,000	11,097,868	1,000,000	1,000,000
	7,300,000	16,097,868	7,300,000	6,000,000

Going Concern

The Company’s unaudited condensed consolidated financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had an accumulated deficit at June 30, 2017 of $6,857,529. The Company had a working capital deficit of $2,324,708 as of June 30, 2017. Due to acquisitions during 2015 of revenue-producing products, the Company believes it has established an ongoing source of revenue that is sufficient to cover its operating costs and has income from operations of $3,066,333 during the six months ended June 30, 2017.

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

As of June 30, 2017, the Company has determined that there were no assets or liabilities measured at fair value.

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

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s unaudited condensed consolidated financial statements.

Note 3 – Inventory

Inventory consists of finished goods, components and raw materials. The Company’s inventory is stated at the lower of cost (FIFO cost basis) or market.

The carrying value of inventory consisted of the following:

	June 30, 2017	December 31, 2016
Finished goods	$568,347	$474,420
Components	352,926	431,241
Inventory in transit	-	104,500
Raw materials	92,616	92,616
Total inventory	$1,013,889	$1,102,777

On January 22, 2015, inventory was pledged to Knight Therapeutics under the Loan Agreement (see note 10).

Note 4 – Accounts Receivable

Accounts receivable, net of allowances for sales returns and doubtful accounts, consisted of the following:

	June 30, 2017	December 31, 2016
Trade accounts receivable	$1,445,003	$2,195,391
Less allowances	-	-
Total accounts receivable, net	$1,445,003	$2,195,391

Note 5 – Prepaid Expenses

Prepaid expenses consisted of the following:

	June 30, 2017	December 31, 2016
Advances for inventory	$351,589	$188,980
Media production	169,587	207,555
Insurance	38,846	70,392
Trade shows	45,722	46,700
Deposits	6,500	6,228
Consultants	-	15,000
Rent	-	15,452
Promotion - Bloggers	441,895	426,220
License agreement	208,333	258,333
Software subscriptions	46,227	88,782
Clinical Research	59,690	-
Advertising	13,670	-
Miscellaneous	11,744	24,960
Total	$1,393,803	$1,348,602

Note 6 – Concentration of Credit Risk

Cash and cash equivalents

The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (FDIC) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At June 30, 2017 and December 31, 2016, the uninsured balances amounted to $577,157 and $2,038,985, respectively.

Accounts receivable

As of June 30, 2017, five customers accounted for 89% of the Company’s accounts receivable. As of December 31, 2016, three customers accounted for 91% of the Company’s accounts receivable.

Major customers

For the six months ended June 30, 2017, three customers accounted for approximately 35% of the Company’s net revenue. For the three months ended June 30, 2017, three customers accounted for approximately 32% of the Company’s net revenue. For the six months ended June 30, 2016, four customers accounted for approximately 25% of the Company’s net revenue. For the three months ended June 30, 2016, three customers accounted for approximately 25% of the Company’s net revenue. For the year ended December 31, 2016, three customers accounted for approximately 34% of the Company’s net revenues. Substantially all of the Company’s business is with companies in the United States.

Major suppliers

For the three and six months ended June 30, 2017 and the year ended December 31, 2016, our products were made by the following suppliers:

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

Note 7 – Fixed Assets and Intangible Assets

As of June 30, 2017 and December 31, 2016, fixed assets and intangible assets consisted of the following:

	June 30, 2017	December 31, 2016

Property and equipment	$360,870	$308,084
Less accumulated depreciation	(86,338)	(50,698)
Fixed assets, net	$274,532	$257,386

Depreciation expense for the three months ended June 30, 2017 and 2016 was $25,246 and $8,467, respectively. Depreciation expense for the six months ended June 30, 2017 and 2016 was $50,311 and $10,694, respectively. During the six months ended June 30, 2017, we sold fixed assets with an aggregate carrying value of $9,076 for $6,199 which resulted in loss on sale of fixed assets of $2,877.

	June 30, 2017	December 31, 2016

FOCUSfactor intellectual property	$1,450,000	$1,450,000
Perfekt intellectual property	10,000	-
Intangible assets subject to amortization	6,134,952	5,373,017
Less accumulated amortization	(2,276,702)	(1,677,583)
Intangible assets, net	$5,318,250	$5,145,434

Amortization expense for the three months ended June 30, 2017 and 2016 was $331,866 and $285,906, respectively. Amortization expense for the six months ended June 30, 2017 and 2016 was $599,119 and $562,316, respectively. These intangible assets were acquired through an Asset Purchase Agreement and Stock Purchase Agreements.

Note 8 – Related Party Transactions

The Company accrued and paid consulting fees of $41,250 per month through April 2017 and $57,917 per month through June 2017, accounting fees of $12,500 per month and rent of $1,500 per month to a company owned by Mr. Jack Ross, Chief Executive Officer of the Company. The Company expensed $199,084 during the three months ended June 30, 2017 and $364,834 during the six months ended June 30, 2017. The Company also paid out a bonus of $525,000 during the three and six months ended June 30, 2017. As of June 30, 2017, the total outstanding balance was $0.

On January 22, 2015, the Company entered into a Loan Agreement with Knight Therapeutics (Barbados) Inc. (“Knight”), a related party, for the purchase of the Focus Factor assets. At June 30, 2017, the Company owed Knight $1,655,708 on this loan, net of debt issuance cost (see Note 10).

On June 26, 2015, the Company entered into a Security Agreement with Knight Therapeutics, Inc., through its wholly owned subsidiary Neuragen Corp., for the purchase of Knight Therapeutics, Inc.’s assets. At June 30, 2017, the Company owed Knight $600,000 in relation to this agreement (see Note 10).

On August 18, 2015, the Company entered into a Consulting Agreement with Kara Harshbarger, the co-founder of Hand MD, LLC, pursuant to which she will provide marketing and sales related service. The Company pays Ms. Harshbarger $10,000 a month for one year unless the Consulting Agreement is terminated earlier by either party. The Company has extended this agreement on a month to month basis. Hand MD, LLC is a 50% owner in Hand MD Corp. The Company expensed $30,000 through payroll for the three months ended June 30, 2017 and $60,000 for the six months ended June 30, 2017. As of June 30, 2017, the total outstanding balance was $0.

On November 12, 2015, the Company entered into a Loan Agreement with Knight Therapeutics (Barbados) Inc., a related party, for the purchase of NomadChoice Pty Limited and Breakthrough Products, Inc. At June 30, 2017, the Company owed Knight $1,675,564 on this loan, net of debt issuance cost (see Note 10).

The Company expensed royalty of $98,627 during the three months ended June 30, 2017 and $235,263 during the six months ended June 30, 2017. At June 30, 2017 NomadChoice Pty Ltd., a subsidiary of the Company, owed Knight Therapeutics $156,986 in connection with a royalty distribution agreement.

The Company expensed royalty of $74,804 during the three months ended June 30, 2017 and $102,218 during the six months ended June 30, 2017. At June 30, 2017 Sneaky Vaunt Corp., a subsidiary of the Company, owed Knight Therapeutics $103,742 in connection with a royalty distribution agreement.

The Company expensed commissions of $97,200 during the three months ended June 30, 2017 and $132,821 during the six months ended June 30, 2017. The Company also paid a development fee for the brand, Sneaky Vaunt, in the amount of $761,935 during the six months ended June 30, 2017. At June 30, 2017 Sneaky Vaunt Corp., a subsidiary of the Company, owed Founded Ventures, owned by a shareholder in the Company, $21,167 in connection with a commission agreement.

The Company paid $31,250 and $62,500 during the three and six months ended June 30, 2017 to Hand MD, Corp, related to a royalty agreement. At June 30, 2017, the Company owed Hand MD Corp. $275,044 in minimum future royalties.

Note 9 – Accounts Payable and Accrued Liabilities

As of June 30, 2017 and December 31, 2016, accounts payable and accrued liabilities consisted of the following:

	June 30, 2017	December 31, 2016
Accrued payroll	$130,854	$275,913
Accrued legal fees	78,077	37,546
Accounting fees	21,025	-
Commissions	268,188	-
Manufacturers	2,206,679	1,459,460
Promotions	105,211	1,244,480
Returns allowance	-	860,126
Customers	542,278	401,594
Interest	14,127	31,079
Royalties, related party	260,729	87,677
Warehousing	12,174	19,080
Others	129,439	141,964
Total	$3,768,781	$4,558,919

Note 10 – Notes Payable

The Company’s loans payable at June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017	December 31, 2016

Loans payable	$3,693,003	$7,634,697
Unamortized debt issuance cost	(74,978)	(163,549)
Total	3,618,025	7,471,148
Less: Current portion	(3,340,644)	(6,640,903)
Long-term portion	$277,381	$830,245

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

The Company also recorded deferred financing costs of $289,045 with respect to the above loan. The Company recognized amortization of deferred financing costs of $14,112 and $28,070 during the three and six months ended June 30, 2017, respectively. Unamortized debt issuance cost as of June 30, 2017 amounted to $31,792.

The Company recognized and paid interest expense of $83,914 and $187,654 during the three and six months ended June 30, 2017, respectively. Accrued interest expense was $0 as of June 30, 2017. Loan payable balance was $1,687,500 as of June 30, 2017.

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

The Company also recorded deferred financing costs of $10,486 with respect to the above agreement. The Company recognized amortization of deferred financing costs of $1,307 and $2,600 during the three and six months ended June 30, 2017, respectively. Unamortized debt issuance cost as of June 30, 2017 amounted to $0. The Company recorded present value of future payments of $286,754 and $290,947 as of June 30, 2017 and December 31, 2016, respectively. The Company recorded imputed interest expense of $10,365 and $20,807 for the three and six months ended June 30, 2017, respectively.

During the three and six months ended June 30, 2017, the Company made payments of $12,500 and $25,000, respectively, in connection with this Security Agreement.

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

The Company also recorded deferred financing costs of $233,847 with respect to the above loan. The Company recognized amortization of deferred financing costs of $29,111 and $57,902 during the three and six months ended June 30, 2017, respectively. Unamortized debt issuance cost as of June 30, 2017 amounted to $43,186.

The Company recognized interest expense of $81,758 and $202,189 during the three and six months ended June 30, 2017, respectively. During the three and six months ended June 30, 2017, the Company paid interest of $90,234 and $219,141, respectively. Accrued interest was $14,127 as of June 30, 2017. Loan balance at June 30, 2017 was $1,718,750.

Note 11 – Stockholders’ Equity

The total number of shares of all classes of capital stock which the Company is authorized to issue is 300,000,000 shares of common stock with $0.00001 par value.

During the six months ended June 30, 2017, the Company issued 473,326 shares of its common stock valued at $0.51 per share in accordance with an asset purchase agreement entered into with Perfekt Beauty Holdings, LLC and CDG Holdings, LLC, in exchange for assets and liabilities related to the Per-fekt brand.

As of June 30, 2017 and December 31, 2016, there were 89,237,683 and 88,764,357 shares of the Company’s common stock issued and outstanding, respectively.

Note 12 – Commitments & Contingencies

Litigation:

From time to time the Company may become a party to litigation in the normal course of business. Management believes that there are no current legal matters that would have a material effect on the Company’s financial position or results of operations.

Operating leases

In April 2014, a subsidiary entered into an extension of a non-cancellable operating lease for office space that expired on March 31, 2017. Rent expense under this lease for the period from acquisition until March 31, 2017 was $8,923 per month less a $3,010 per month sublease through March 2017 and expired.

In December 2015, a subsidiary entered into a non-cancellable operating lease for office space through November 2016. This lease was extended until April 2017 and expired.

On December 8, 2014, a subsidiary entered into a non-cancellable 36 month phone lease with an estimated cost of $894 a month.

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2017:

Year ending December 31:
2017 – remaining six months	$5,364
Total	$5,364

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

The following table summarizes the options outstanding, option exercisability and the related prices for the shares of the Company’s common stock issued to employees and consultants under the Plan at June 30, 2017:

	Options Outstanding			Options Exercisable
Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
$0.25 - $0.70	6,300,000	6.47	$0.47	3,958,332	$0.42

The stock option activity for the six months ended June 30, 2017 is as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2016	6,300,000	$0.47
Granted	-	-
Exercised	-	-
Expired or canceled	-	-
Outstanding at June 30, 2017	6,300,000	$0.47

Stock-based compensation expense related to vested options was $341,544 and $680,679 during the three and six months ended June 30, 2017, respectively, which is a component of general and administrative expense in the statement of income. The Company determined the value of share-based compensation for options vesting during the period using the Black-Scholes fair value option-pricing model with the following weighted average assumptions: estimated fair value of Company’s common stock of $0.40-0.74, risk-free interest rate of 0.90-2.23%, volatility of 135-160%, expected lives of 3-10 years, and dividend yield of 0%. Stock options outstanding as of June 30, 2017, as disclosed in the above table, have an intrinsic value of $660,000.

As of June 30, 2017, unrecognized compensation costs related to non–vested stock–based compensation arrangements were $858,030, and is expected to be recognized over a weighted average period of 1 year.

Note 14 – Stock Warrants

The following table summarizes the warrants outstanding, warrant exercisability and the related prices for the shares of the Company’s common stock at June 30, 2017:

	Warrants Outstanding			Warrants Exercisable
Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
5.00	1,000,000	1.47	5.00	1,000,000	5.00

The warrant activity for the six months ended June 30, 2017 is as follows:

	Warrants Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2016	1,000,000	$5
Granted	-	-
Exercised	-	-
Expired or canceled	-	-
Outstanding at June 30, 2017	1,000,000	$5

Warrants outstanding as of June 30, 2017, as disclosed in the above table, have an intrinsic value of $0.

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

Net sales attributed to customers in the United States and foreign countries for the three months ended June 30, 2017 and 2016 were as follows:

	June 30, 2017	June 30, 2016
United States	$8,475,694	$7,180,709
Foreign countries	843,224	1,093,866
	$9,318,918	$8,274,575

The Company’s net sales by product group for the three months ended June 30, 2017 and 2016 were as follows:

	June 30, 2017	June 30, 2016
Nutraceuticals	$6,618,264	$8,074,525
Over the Counter (OTC)	572,014	180,812
Consumer Goods	2,041,087	-
Cosmeceuticals	87,553	19,238
	$9,318,918	$8,274,575

(1) Net sales for any other product group of similar products are less than 10% of consolidated net sales.

Net sales attributed to customers in the United States and foreign countries for the six months ended June 30, 2017 and 2016 were as follows:

	June 30, 2017	June 30, 2016
United States	$18,420,847	$15,378,792
Foreign countries	1,686,390	1,163,534
	$20,107,237	$16,542,326

The Company’s net sales by product group for the six months ended June 30, 2017 and 2016 were as follows:

	June 30, 2017	June 30, 2016
Nutraceuticals	$16,164,707	$15,940,440
Over the Counter (OTC)	1,075,693	557,875
Consumer Goods	2,772,634	-
Cosmeceuticals	94,203	44,011
	$20,107,237	$16,542,326

(1) Net sales for any other product group of similar products are less than 10% of consolidated net sales.

Long-lived assets (net) attributable to operations in the United States and foreign countries as of June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017	December 31, 2016
United States	$13,372,082	$13,174,461
Foreign countries	13,941	21,599
	$13,386,023	$13,196,060

Note 16 – Income Taxes

Income tax (benefit) expense was $(167,756) and $123,711 for the three and six months ended June 30, 2017, respectively, compared to $211,180 and $395,085, respectively, for the same periods in 2016. The current provision is attributable to Australian operations and the current tax rate in effect in that country. The Company also has operations in Canada that started at the beginning of 2016 and is currently evaluating its tax position as it pertains to the 2017 year end.

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

Note 17 – Asset Purchase

On June 21, 2017, the Company entered into and simultaneously closed on an Asset Purchase Agreement with Perfekt Beauty Holdings LLC and CDG Holdings, LLC, which owns 92.3% of the issued and outstanding equity interests of Perfekt Beauty. Perfekt Beauty is engaged in the business of developing and selling skincare and cosmetics products under the brand Per-fekt.

The Company has accounted for this transaction under the acquisition method of accounting. Under the acquisition method of accounting, the total acquisition consideration price is allocated to the assets acquired and liabilities assumed based on their estimated fair values. The Company has allocated the purchase price to the assets acquired and liabilities assumed as follows:

Accounts Receivable	$52,439
Inventory	290,174
Intellectual Property	10,000
Accounts Payable	(111,217)
Consideration paid in 473,326 shares of common stock	$241,396

As additional consideration, the Company will pay quarterly royalties equal to 5% of net sales for 10 years following the closing date. The purchase price is subject to adjustment as provided in the Purchase Agreement, based on the final amounts of accounts payable, accounts receivable and new and unsold inventory.

Note 18 – Subsequent Events

Management evaluated all activities of the Company through the issuance date of the Company’s unaudited condensed consolidated financial statements and concluded that no subsequent events except as disclosed below have occurred that would require adjustments or disclosure into the unaudited condensed consolidated financial statements.

During July 2017, the Company paid $365,234 in principal and accrued interest on the second loan (November 12, 2015) to Knight Therapeutics (Barbados) Inc.

During August 2017, the Company secured a loan of $10,000,000 and an ongoing credit facility for additional tranches for an aggregate of up to $20,000,000 from Knight to support product acquisitions and general working capital purposes. The loan bears interest at 10.5% per annum and matures on August 9, 2020. The Company paid Knight $200,000 as origination fees, $100,000 as work fee and $100,000 for other expenses to related to the loan and credit facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Synergy for the three and six months ended June 30, 2017 and 2016, should be read in conjunction with the unaudited condensed consolidated financial statements of Synergy, and the notes to those unaudited condensed consolidated financial statements that are included elsewhere in this Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the caption, “Cautionary Notice Regarding Forward-Looking Statements” and the “Business” section in our Form 10-K filed on March 24, 2017. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

For the three months ended June 30, 2017
Net loss after tax	$(50,181)
Interest income	5
Interest expense	187,077
Taxes	(167,756)
Depreciation	25,245
Amortization	376,397
EBITDA	$370,787
Stock-based compensation	341,543
Gain on foreign currency translation and transaction	(60,757)
Adjusted EBITDA	$651,573

For the six months ended June 30, 2017
Net income after taxes	$2,508,473
Interest income	(10)
Interest expense	434,441
Taxes	123,711
Depreciation	50,311
Amortization	687,690
EBITDA	$3,804,616
Stock-based compensation	680,680
Loss on foreign currency translation and transaction	36,162
Adjusted EBITDA	$4,521,458

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

Results of Operations for the Three months Ended June 30, 2017 and 2016

Revenue

For the three months ended June 30, 2017, we had revenue of $9,318,918 from sales of our products, as compared to revenue of $8,274,575 for the same period in 2016. The increase is due to a new company launch and a major customer expanding our store count and product line, and is comprised of the following categories:

	June 30, 2017	June 30, 2016
Nutraceuticals	$6,618,264	$8,074,525
Over the Counter (OTC)	572,014	180,812
Consumer Goods	2,041,087	-
Cosmeceuticals	87,553	19,238
	$9,318,918	$8,274,575

Cost of Revenue

For the three months ended June 30, 2017, our cost of revenue was $2,462,424. Our cost of revenue for the three months ended June 30, 2016, was $2,182,292. The increase is due to a new company launch and a major customer expanding our store count and product line and is comprised of the following categories:

	June 30, 2017	June 30, 2016
Nutraceuticals	$2,224,273	$2,182,273
Over the Counter (OTC)	27,675	(5,331)
Consumer Goods	197,243	-
Cosmeceuticals	13,233	5,350
	$2,462,424	$2,182,292

Gross Profit

Gross profit was $6,856,494, or 74% for the three months ended June 30, 2017, as compared to gross profit of $6,092,283, or 74% for the same period in 2016, an increase of $764,211, or 13%. The increase in gross profit margin is directly related to increase in sales and better negotiated deals with manufacturers, utilizing volume purchasing to avail lower prices and purchasing finished goods instead of buying components.

Operating Expenses

Selling and Marketing Expenses

For the three months ended June 30, 2017, our selling and marketing expenses were $4,223,712 as compared to $2,189,179 for the same period in 2016, which is primarily due to marketing our various products in multiple media channels including print, television and online and the launch of our new product line.

General and Administrative Expenses

For the three months ended June 30, 2017, our general and administrative expenses were $2,367,969. For the three months ended June 30, 2016, our general and administrative expenses were $1,679,378. The increase is primarily due to increased personnel and operations as our company has grown.

Depreciation and Amortization Expenses

For the three months ended June 30, 2017, our depreciation and amortization expenses were $357,111 as compared to $294,373 for the same period in 2016.

Other Income and Expenses

For the three months ended June 30, 2017 and 2016 we had other (income) and expense items of the following:

	Three months ended June 30, 2017	Three months ended June 30, 2016
Interest income	$5	$(749)
Interest expense	187,077	401,958
Remeasurement loss (gain) on translation of foreign subsidiary	(105,974)	213,799
Loss on change in fair value of derivative liability	-	663,423
Loss on sale of assets	-	-
Amortization of debt discount	-	393,108
Amortization of debt issuance cost	44,531	59,224
Total other expense	$125,639	$1,730,763

For the three months ended June 30, 2017, we had interest expense of $187,077 as compared to $401,958 for the same period in 2016. The decrease was due to the payoffs and pay downs of the loans. We also issued warrants along with the loans and paid debt issuance cost in 2015 which led to the amortization of debt discount and debt issuance costs. We issued warrants with a reset provision in 2015 which led to the calculation of warrant derivative liability and hence we recorded a loss on change in fair value of derivative liability of $663,423. In 2016 we cancelled those warrants and issued shares.

Net Loss

For the three months ended June 30, 2017, our net loss was $50,181 as compared to a net loss of $12,590 for the same period in 2016.

Results of Operations for the Six months Ended June 30, 2017 and 2016

Revenue

For the six months ended June 30, 2017, we had revenue of $20,107,237 from sales of our products, as compared to revenue of $16,542,326 for the same period in 2016. The increase is due to a new company launch and a major customer expanding our store count and product line, and is comprised of the following categories:

	June 30, 2017	June 30, 2016
Nutraceuticals	$16,164,707	$15,940,440
Over the Counter (OTC)	1,075,693	557,875
Consumer Goods	2,772,634	-
Cosmeceuticals	94,203	44,011
	$20,107,237	$16,542,326

Cost of Revenue

For the six months ended June 30, 2017, our cost of revenue was $4,964,954. Our cost of revenue for the six months ended June 30, 2016, was $4,218,869. The increase is due to a new company launch and a major customer expanding our store count and product line and is comprised of the following categories:

	June 30, 2017	June 30, 2016
Nutraceuticals	$4,641,186	$4,245,207
Over the Counter (OTC)	47,708	(36,114)
Consumer Goods	262,264	-
Cosmeceuticals	13,796	9,776
	$4,964,954	$4,218,869

Gross Profit

Gross profit was $15,142,283, or 75% for the six months ended June 30, 2017, as compared to gross profit of $12,323,457, or 74% for the same period in 2016, an increase of $2,818,826, or 23%. The increase in gross profit margin is directly related to increase in sales and better negotiated deals with manufacturers, utilizing volume purchasing to avail lower prices and purchasing finished goods instead of buying components.

Operating Expenses

Selling and Marketing Expenses

For the six months ended June 30, 2017, our selling and marketing expenses were $7,120,909 as compared to $3,636,855 for the same period in 2016, which is primarily due to marketing our various products in multiple media channels including print, television and online and the launch of our new product line.

General and Administrative Expenses

For the six months ended June 30, 2017, our general and administrative expenses were $4,305,612. For the six months ended June 30, 2016, our general and administrative expenses were $3,548,183. The increase is primarily due to increased personnel and operations as our company has grown.

Depreciation and Amortization Expenses

For the six months ended June 30, 2017, our depreciation and amortization expenses were $649,429 as compared to $573,010 for the same period in 2016.

Other Income and Expenses

For the six months ended June 30, 2017 and 2016 we had other (income) and expense items of the following:

	Six months ended June 30, 2017	Six months ended June 30, 2016
Interest income	$(10)	$(4,673)
Interest expense	434,441	833,222
Remeasurement gain on translation of foreign subsidiary	(91,731)	(27,007)
Gain on change in fair value of derivative liability	-	(423,075)
Loss on sale of assets	2,877	-
Amortization of debt discount	-	868,708
Amortization of debt issuance cost	88,572	125,263
Total other expense	$434,149	$1,372,438

For the six months ended June 30, 2017, we had interest expense of $434,441 as compared to $833,222 for the same period in 2016. The decrease was due to the payoffs and pay downs of the loans. We also issued warrants along with the loans and paid debt issuance cost in 2015 which led to the amortization of debt discount and debt issuance costs. We issued warrants with a reset provision in 2015 which led to the calculation of warrant derivative liability and hence we recorded a gain on change in fair value of derivative liability of $423,075. In 2016 we cancelled those warrants and issued shares.

Net Income

For the six months ended June 30, 2017, our net income was $2,508,473 as compared to a net income of $2,797,886 for the same period in 2016.

Liquidity and Capital Resources

Overview

As of June 30, 2017, we had $894,229 cash on hand and a $2,324,708 working capital deficit. In addition, we also had restricted cash of $138,380 which is held for credit card collateral.

Going Concern

The Company’s unaudited condensed consolidated financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had an accumulated deficit at June 30, 2017 of $6,857,529. The Company had a working capital deficit of $2,324,708 as of June 30, 2017. Due to acquisitions during 2015 of revenue-producing products, the Company believes it has established an ongoing source of revenue that is sufficient to cover its operating costs and has income from operations of $3,066,333 for the six months ended June 30, 2017.

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

Six months ended June 30, 2017 and 2016

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the six months ended June 31, 2017 was $3,301,371, compared to $3,720,005 for the same period in 2016. This decrease in net cash provided by operating activities for the six months ended June 30, 2017 was primarily attributable to a net decrease in net income (after adjusting non-cash items) of $631,362 offset by a net increase in operating assets and liabilities of $212,728.

The $3,301,371 consists of our net income of $2,508,473 increased by:

Amortization of debt issuance cost	$649,429
Depreciation and amortization	88,572
Stock based compensation	680,679
Loss on sale of assets	2,877
Non cash implied interest	44,598
Remeasurement gain on translation of foreign subsidiary	(91,731)
Foreign currency transaction loss	127,893
Decrease in accounts receivable	802,827
Decrease in inventory	379,062
Increase in prepaid expenses	(45,201)
Decrease in deferred revenue	(25,187)
Decrease in accounts payable and accrued expenses	(1,820,920)

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2017 was $870,650, compared to net cash used of $2,392,903 for the same period in 2016. The decrease in cash used in investing activities during 2017 is attributable to the payout of an earn out liability in 2016.

Payments for acquisition of fixed assets	$(76,534)
Proceeds from sale of assets	6,199
Payment of development fee	(761,935)
Increase in restricted cash	(38,380)

Net Cash Used in Financing Activities

Net cash used in financing activities for the six months ended June 30, 2017 was $4,025,000, compared to net cash used of $1,962,500 for the same period in 2016. This is attributable to the repayment of notes.

Repayment of notes payable	$(4,025,000)

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer), who is also our Chief Financial Officer (principal financial officer), reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and concluded that as of June 30, 2017, (i) the Company’s disclosure controls and procedures were not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”), and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.19	Asset Purchase Agreement, dated June 21, 2017, among Synergy CHC Corp., Perfekt Beauty Holdings LLC and CDG Holdings, LLC. *

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer *

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer *

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer *

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer *

101.INS	XBRL Instance Document* **

101.SCH	XBRL Taxonomy Extension Schema Document* **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document* **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document* **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document* **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document* **

*	Filed herewith

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signatures	Title	Date

/s/ Jack Ross	Chief Executive Officer and	August 14, 2017
Chief Financial Officer

