Form 10-Q
period 2017-09-30
Synergy CHC Corp.
filed 2017-11-13
CIK 1562733

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Synergy CHC Corp.

Nevada	000-55098	99-0379440
(State or other jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification Number)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 6, 2017, 89,737,683 shares of our common stock were issued and outstanding.

SYNERGY CHC CORP.

INDEX

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Synergy CHC Corp.

Condensed Consolidated Balance Sheets

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$5,408,927	$2,517,642
Restricted cash	139,172	100,000
Accounts receivable, net	2,580,966	2,195,391
Prepaid expenses and other current assets	1,427,252	1,348,602
Inventory, net	2,102,985	1,102,777
Total Current Assets	11,659,303	7,264,412

Fixes assets, net	275,245	257,386
Goodwill	7,793,240	7,793,240
Intangible assets, net	5,948,528	5,145,434
Total Assets	$25,676,316	$20,460,472

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$2,743,804	$4,558,919
Deferred revenue	7,803	36,000
Provision for income taxes payable	94,721	973,177
Current portion of long-term debt, net of debt discount and debt issuance cost, related party	3,705,403	5,890,903
Royalty Payable	245,762	-
Current portion of long-term debt	-	750,000
Total Current Liabilities	6,797,493	12,208,999

Long-term Liabilities:
Royalty payable	-	313,752
Note payable, net of debt discount and debt issuance cost, related party	7,932,646	830,245
Total Long-term Liabilities	7,932,646	1,143,997
Total Liabilities	14,730,139	13,352,996

Commitments and contingencies

Stockholders’ Equity:
Common stock, $0.00001 par value; 300,000,000 shares authorized; 89,237,683 and 88,764,357 shares issued and outstanding, respectively	892	888
Common stock to be issued (125,000 shares)	56,250	56,250
Additional paid in capital	17,666,338	16,400,316
Accumulated other comprehensive (loss) income	(47,262)	16,022
Accumulated deficit	(6,730,041)	(9,366,000)
Total stockholders’ equity	10,946,177	7,107,476
Total Liabilities and Stockholders’ Equity	$25,676,316	$20,460,472

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Synergy CHC Corp.

Unaudited Condensed Consolidated Statements of Income and Comprehensive Income

	For the three months ended		For the nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Revenue	$9,175,673	$11,569,568	$29,282,910	$28,111,894
Cost of sales	2,657,623	3,475,159	7,622,577	7,694,028
Gross profit	6,518,050	8,094,409	21,660,333	20,417,866

Operating expenses
Selling and marketing	3,685,513	3,051,808	10,806,422	6,688,663
General and administrative	1,990,743	1,811,395	6,296,355	5,359,578
Depreciation and amortization	396,857	298,079	1,046,286	871,089
Total operating expenses	6,073,113	5,161,282	18,149,063	12,919,330

Income from operations	444,937	2,933,127	3,511,270	7,498,536

Other (income) expenses
Interest income	(784)	(370)	(794)	(5,043)
Interest expense	272,318	432,622	706,759	1,265,844
Other income	(111,666)	-	(111,666)	-
Remeasurement gain on translation of foreign subsidiary	(8,987)	(52 069)	(100,718)	(79,076)
Gain on change in fair value of derivative liability	-	(1,137,309)	-	(1,560,384)
Loss on sale of assets	-	-	2,877	-
Settlement expense	-	56,250	-	56,250
Amortization of debt discount	-	273,941	-	1,142,649
Amortization of debt issuance cost	68,857	45,019	157,429	170,282

Total other expenses (income)	219,738	(381,916)	653,887	990,522

Net income before income taxes	225,199	3,315,043	2,857,383	6,508,014
Income tax expense	97,713	264,377	221,424	659,462
Net income after tax	$127,486	$3,050,666	$2,635,959	$5,848,552

Net income per share – basic	$0.00	$0.04	$0.03	$0.07
Net income per share – diluted	$0.00	$0.04	$0.03	$0.07

Weighted average common shares outstanding
Basic	89,237,683	81,272,115	88,939,470	81,561,017
Diluted	89,362,683	81,814,827	89,064,470	82,767,988

Comprehensive income:
Net income	127,486	3,050,666	2,635,959	5,848,552
Foreign currency translation adjustment	(34,152)	2,710	(63,284)	3,830
Comprehensive income	$93,334	$3,053,376	$2,572,675	$5,852,382

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Synergy CHC Corp.

Unaudited Condensed Consolidated Statements of Cash Flows

	For the nine months ended
	September 30, 2017	September 30, 2016
Cash Flows from Operating Activities
Net income	$2,635,959	$5,848,552
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,046,286	871,089
Amortization of debt issuance cost	157,429	170,282
Stock issued for services	-	50,000
Settlement expenses	-	56,250
Stock based compensation expense	1,024,630	913,930
Change in the fair value of derivative liability	-	(1,560,384)
Remeasurement gain on translation of foreign subsidiary	(100,718)	(79,076)
Foreign currency transaction loss	91,203	-
Non cash implied interest	56,851	92,924
Loss on sale of fixed assets	2,877	-
Amortization of debt discount	-	1,142,649
Changes in operating assets and liabilities:
Accounts receivable	(333,136)	2,085,579
Inventory	(710,034)	(299,883)
Prepaid expense	(78,650)	(1,097,503)
Accounts payable and accrued liabilities	(2,795,273)	(1,947,350)
Deferred revenue	(28,197)	-
Net cash provided by operating activities	969,227	6,247,059

Cash Flows from Investing Activities
Payments for acquisition of fixed assets	(104,380)	(210,605)
Proceeds from sale of assets	6,199	-
Payment of development fee	(1,761,935)	-
Payment of earn out liability	-	(2,551,500)
Restricted cash	(39,173)	315,464
Net cash used in investing activities	(1,899,289)	(2,446,641)

Cash Flows from Financing Activities
Repayment of notes payable	(5,662,500)	(3,225,000)
Proceeds from notes payable	10,000,000	-
Payment of debt issuance cots	(452,869)

Net cash provided by (used in) financing activities	3,884,631	(3,225,000)

Effect of exchange rate on cash and cash equivalents	(63,284)	3,830

Net increase in cash and cash equivalents	2,891,285	579,248

Cash and Cash Equivalents, beginning of period	2,517,642	3,640,893

Cash and Cash Equivalents, end of period	$5,408,927	$4,220,141

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$536,111	$1,331,392
Income taxes	$1,121,509	$703,651

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Reallocation of goodwill related to acquisition of Factor Nutrition to intellectual property	$-	$450,000
Reallocation of goodwill related to acquisition of Breakthrough Products, Inc. to intellectual property	$-	$150,000
Reallocation of non-compete agreement related to acquisition of Breakthrough Products, Inc. to goodwill	$-	$50,000
Adjusting the value of shares issued to goodwill related to acquisition of Breakthrough Products, Inc.	$-	$1,170,000
Reallocation of blogger database and intellectual property related to acquisition of Nomadchoice Pty Ltd. To customer database	$-	$215,000
Common stock to be issued now issued	$-	$68,000
Cancellation of common stock	$-	$125,000
Common stock issued for the acquisition of assets of Per-fekt	$241,396	$-

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

Synergy is the sole owner of six subsidiaries: Neuragen Corp., Breakthrough Products, Inc., NomadChoice Pty Ltd., Synergy CHC Inc., Sneaky Vaunt Corp and The Queen Pegasus Corp. and the results have been consolidated in these statements.

Note 2 – Summary of Significant Accounting Policies

General

The accompanying condensed consolidated financial statements as of September 30, 2017 and December 31, 2016 and for the three and nine months ended September 30, 2017 and 2016 are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Rule S-X of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2016 and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2017.

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

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. As of September 30, 2017 the Company had no cash equivalents. The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (FDIC) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At September 30, 2017, the uninsured balance amounted to $4,997,278.

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

Intangible Assets

We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization except intellectual property of $1,450,000 acquired as part of an Asset Purchase Agreement entered into with Factor Nutrition Labs LLC on January 22, 2015 and $10,000 acquired as part of an Asset Purchase Agreement entered into with Perfekt Beauty Holdings LLC and CDG Holdings, LLC on June 21, 2017. Intangible assets are amortized on a straight line basis over the useful lives. As of September 30, 2017, our qualitative analysis of intangible assets with indefinite lives did not indicate any impairment.

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

Indicators of impairment include significant underperformance relative to historical or projected future operating results, significant changes in our use of the assets or in our business strategy, loss of or changes in customer relationships and significant negative industry or economic trends. When indications of impairment arise for a particular asset or group of assets, we assess the future recoverability of the carrying value of the asset (or asset group) based on an undiscounted cash flow analysis. If carrying value exceeds projected, net, undiscounted cash flows, an additional analysis is performed to determine the fair value of the asset (or asset group), typically a discounted cash flow analysis, and an impairment charge is recorded for the excess of carrying value over fair value. As of September 30, 2017, our qualitative analysis of long-lived assets did not indicate any impairment.

Goodwill

An asset purchase is accounted for under the purchase method of accounting. Under that method, assets and liabilities of the business acquired are recorded at their estimated fair values as of the date of the acquisition, with any excess of the cost of the acquisition over the estimated fair value of the net tangible and intangible assets acquired recorded as goodwill. As of September 30, 2017, our qualitative analysis of goodwill did not indicate any impairment. However, as of December 31, 2016, our review of goodwill related to one of our subsidiaries did indicate that the carrying amount of the asset may not be recoverable. During the year ended December 31, 2016, the Company fully impaired related goodwill and charged to operations an impairment loss of $1,983,160.

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

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under ASC subtopic 260-10, Earnings Per Share. Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted earnings per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock (using the “treasury stock” method), unless their effect on net income per share is anti-dilutive. As of September 30, 2017, options to purchase 6,300,000 shares of common stock and warrants to purchase 1,000,000 shares of common stock were outstanding.

The following is a reconciliation of the number of shares used in the calculation of basic earnings per share and diluted earnings per share for the three and nine months ended September 30, 2017, and 2016:

	For the three months ended		For the nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Net income after tax	$127,486	$3,050,666	$2,635,959	$5,848,552

Weighted average common shares outstanding	89,237,683	81,272,115	88,939,470	81,561,017
Common stock to be issued	125,000	125,000	125,000	125,000
Incremental shares from the assumed exercise of dilutive stock options	-	-	-	-
Incremental shares from the assumed exercise of dilutive stock warrants	-	417,712	-	1,081,971
Dilutive potential common shares	89,362,683	81,814,827	89,064,470	82,767,988

Net earnings per share:
Basic	$0.00	$0.04	$0.03	$0.07
Diluted	$0.00	$0.04	$0.03	$0.07

The following securities were not included in the computation of diluted net earnings per share as their effect would have been antidilutive:

	For the three months ended		For the nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Options to purchase common stock	6,300,000	5,000,000	6,300,000	5,000,000
Warrants to purchase common stock	1,000,000	5,547,243	1,000,000	5,547,243
	7,300,000	10,547,243	7,300,000	10,547,243

Going Concern

The Company’s unaudited condensed consolidated financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had an accumulated deficit at September 30, 2017 of $6,730,041. The Company had working capital of $4,861,810 as of September 30, 2017. Due to acquisitions during 2015 of revenue-producing products, the Company believes it has established an ongoing source of revenue that is sufficient to cover its operating costs and has income from operations of $3,511,270 during the nine months ended September 30, 2017.

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

As of September 30, 2017, the Company has determined that there were no assets or liabilities measured at fair value.

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

Recent Accounting Pronouncements

ASU 2017-13

In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842). The effective date for ASU 2017-13 is for fiscal years beginning after December 15, 2018. We are currently evaluating the impact of adopting ASU 2017-13 on our consolidated financial statements.

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

ASU 2017-01

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

The carrying value of inventory consisted of the following:

	September 30, 2017	December 31, 2016
Finished goods	$901,310	$474,420
Components	1,109,058	431,241
Inventory in transit	-	104,500
Raw materials	92,617	92,616
Total inventory	$2,102,985	$1,102,777

On January 22, 2015, inventory was pledged to Knight Therapeutics under the Loan Agreement (see note 10).

Note 4 – Accounts Receivable

Accounts receivable, net of allowances for sales returns and doubtful accounts, consisted of the following:

	September 30, 2017	December 31, 2016
Trade accounts receivable	$2,580,966	$2,195,391
Less allowances	-	-
Total accounts receivable, net	$2,580,966	$2,195,391

Note 5 – Prepaid Expenses and Other Current Asset

Prepaid expenses consisted of the following:

	September 30, 2017	December 31, 2016
Advances for inventory	$192,804	$188,980
Media production	139,487	207,555
Insurance	12,769	70,392
Trade shows	-	46,700
Deposits	54,474	6,228
Consultants	-	15,000
Rent	19,500	15,452
Promotion - Bloggers	562,030	426,220
License agreement	183,333	258,333
Software subscriptions	30,359	88,782
Clinical Research	70,590	-
Advertising	116,470	-
Miscellaneous	45,437	24,960
Total	$1,427,253	$1,348,602

Note 6 – Concentration of Credit Risk

Cash and cash equivalents

The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (FDIC) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At September 30, 2017 and December 31, 2016, the uninsured balances amounted to $4,997,278 and $2,038,985, respectively.

Accounts receivable

As of September 30, 2017, four customers accounted for 88% of the Company’s accounts receivable. As of December 31, 2016, three customers accounted for 91% of the Company’s accounts receivable.

Major customers

For the nine months ended September 30, 2017, two customers accounted for approximately 34% of the Company’s net revenue. For the three months ended September 30, 2017, two customers accounted for approximately 50% of the Company’s net revenue. For the nine months ended September 30, 2016, four customers accounted for approximately 37% of the Company’s net revenue. For the three months ended September 30, 2016, three customers accounted for approximately 53% of the Company’s net revenue. For the year ended December 31, 2016, three customers accounted for approximately 34% of the Company’s net revenues. Substantially all of the Company’s business is with companies in the United States.

Major suppliers

For the three and nine months ended September 30, 2017 and the year ended December 31, 2016, our products were made by the following suppliers:

FOCUSfactor	Atrium Innovations - Pittsburgh, PA	Vit-Best Nutrition, Inc. - Tustin, CA
Flat Tummy Tea	Caraway Tea Company, LLC - Highland, NY	-
Neuragen	C-Care, LLC - Linthicum Heights, MD	-
UrgentRx	Capstone Nutrition - Ogden, UT	-
Hand MD	HealthSpecialty - Santa Fe Springs, CA
Sneaky Vaunt	Dongguan Jingrui - China
The Queen Pegasus	Skin Actives - Gilbert, AZ
The Queen Pegasus	Ningbo Beautiful Daily Cosmetics - Zhejiang, China

It is the opinion of management that the products can be produced by other manufacturers and the choice to utilize these suppliers is not a significant concentration.

Note 7 – Fixed Assets and Intangible Assets

As of September 30, 2017 and December 31, 2016, fixed assets and intangible assets consisted of the following:

	September 30, 2017	December 31, 2016

Property and equipment	$388,717	$308,084
Less accumulated depreciation	(113,472)	(50,698)
Fixed assets, net	$275,245	$257,386

Depreciation expense for the three months ended September 30, 2017 and 2016 was $27,134 and $16,089, respectively. Depreciation expense for the nine months ended September 30, 2017 and 2016 was $77,445 and $26,783, respectively. During the nine months ended September 30, 2017, we sold fixed assets with an aggregate carrying value of $9,076 for $6,199 which resulted in loss on sale of fixed assets of $2,877.

	September 30, 2017	December 31, 2016

FOCUSfactor intellectual property	$1,450,000	$1,450,000
Perfekt intellectual property	10,000	-
Intangible assets subject to amortization	7,134,952	5,373,017
Less accumulated amortization	(2,646,424)	(1,677,583)
Intangible assets, net	$5,948,528	$5,145,434

Amortization expense for the three months ended September 30, 2017 and 2016 was $369,722 and $281,990, respectively. Amortization expense for the nine months ended September 30, 2017 and 2016 was $968,841 and $844,306, respectively. These intangible assets were acquired through an Asset Purchase Agreement and Stock Purchase Agreements.

Note 8 – Related Party Transactions

The Company accrued and paid consulting fees of $41,250 per month through April 2017 and $57,917 per month through September 2017, accounting fees of $12,500 per month and rent of $1,500 per month to a company owned by Mr. Jack Ross, Chief Executive Officer of the Company. The Company expensed $215,751 during the three months ended September 30, 2017 and $580,585 during the nine months ended September 30, 2017. The Company also paid out a bonus of $525,000 during the nine months ended September 30, 2017. As of September 30, 2017, the total outstanding balance was $0.

On January 22, 2015, the Company entered into a Loan Agreement with Knight Therapeutics (Barbados) Inc. (“Knight”), a related party, for the purchase of the Focus Factor assets. At September 30, 2017, the Company owed Knight $1,107,476 on this loan, net of debt issuance cost (see Note 10).

On June 26, 2015, the Company entered into a Security Agreement with Knight Therapeutics, Inc., through its wholly owned subsidiary Neuragen Corp., for the purchase of Knight Therapeutics, Inc.’s assets. At September 30, 2017, the Company owed Knight $587,500 in relation to this agreement (see Note 10).

On August 18, 2015, the Company entered into a Consulting Agreement with Kara Harshbarger, the co-founder of Hand MD, LLC, pursuant to which she will provide marketing and sales related service. The Company pays Ms. Harshbarger $10,000 a month for one year unless the Consulting Agreement is terminated earlier by either party. The Company has extended this agreement on a month to month basis. Hand MD, LLC is a 50% owner in Hand MD Corp. The Company expensed $30,000 through payroll for the three months ended September 30, 2017 and $90,000 for the nine months ended September 30, 2017. As of September 30, 2017, the total outstanding balance was $0.

On November 12, 2015, the Company entered into a Loan Agreement with Knight Therapeutics (Barbados) Inc., a related party, for the purchase of NomadChoice Pty Limited and Breakthrough Products, Inc. At September 30, 2017, the Company owed Knight $673,744 on this loan, net of debt issuance cost (see Note 10).

On August 9, 2017, the Company entered into a Loan Agreement with Knight Therapeutics (Barbados) Inc., a related party, for a working capital loan. At September 30, 2017, the Company owed Knight $9,572,290 on this loan, net of debt issuance cost (see Note 10).

The Company expensed royalty of $83,079 during the three months ended September 30, 2017 and $318,342 during the nine months ended September 30, 2017. At September 30, 2017 NomadChoice Pty Ltd., a subsidiary of the Company, owed Knight Therapeutics $33,040 in connection with a royalty distribution agreement.

The Company expensed royalty of $11,169 during the three months ended September 30, 2017 and $113,387 during the nine months ended September 30, 2017. At September 30, 2017 Sneaky Vaunt Corp., a subsidiary of the Company, owed Knight Therapeutics $3,223 in connection with a royalty distribution agreement.

The Company expensed commissions of $27,171 during the three months ended September 30, 2017 and $159,992 during the nine months ended September 30, 2017. At September 30, 2017 Sneaky Vaunt Corp., a subsidiary of the Company, owed Founded Ventures, owned by a shareholder in the Company, $4,217 in connection with a commission agreement. The Company paid a development fee for the brand, Sneaky Vaunt, in the amount of $761,935 during the nine months ended September 30, 2017.

The Company expensed commissions of $8,010 during the three and nine months ended September 30, 2017. The Company paid a development fee for the brand, The Queen Pegasus, in the amount of $1,000,000 during the three months ended September 30, 2017. At September 30, 2017, The Queen Pegasus, a subsidiary of the Company, owed Founded Ventures $3,814 in connection with a commission agreement.

The Company paid $31,250 and $93,750 during the three and nine months ended September 30, 2017 to Hand MD, Corp, related to a royalty agreement. At September 30, 2017, the Company owed Hand MD Corp. $245,762 in minimum future royalties.

Note 9 – Accounts Payable and Accrued Liabilities

As of September 30, 2017 and December 31, 2016, accounts payable and accrued liabilities consisted of the following:

	September 30, 2017	December 31, 2016
Accrued payroll	$198,772	$275,913
Accrued legal fees	76,385	37,546
Commissions	66,170	-
Manufacturers	1,994,627	1,459,460
Promotions	27,055	1,244,480
Returns allowance	-	860,126
Customers	17,278	401,594
Interest	159,002	31,079
Royalties, related party	31,414	87,677
Warehousing	23,478	19,080
Others	149,623	141,964
Total	$2,743,804	$4,558,919

Note 10 – Notes Payable

The Company’s loans payable at September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017	December 31, 2016

Loans payable	$12,097,038	$7,634,697
Unamortized debt issuance cost	(458,989)	(163,549)
Total	11,638,049	7,471,148
Less: Current portion	(3,705,403)	(6,640,903)
Long-term portion	$7,932,646	$830,245

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

The Company also recorded deferred financing costs of $289,045 with respect to the above loan. The Company recognized amortization of deferred financing costs of $14,267 and $42,337 during the three and nine months ended September 30, 2017, respectively. Unamortized debt issuance cost as of September 30, 2017 amounted to $17,524.

The Company recognized and paid interest expense of $63,627 and $251,281 during the three and nine months ended September 30, 2017, respectively. Accrued interest expense was $0 as of September 30, 2017. Loan payable balance was $1,125,000 as of September 30, 2017.

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

The Company also recorded deferred financing costs of $10,486 with respect to the above agreement. The Company recognized amortization of deferred financing costs of $0 and $2,600 during the three and nine months ended September 30, 2017, respectively. Unamortized debt issuance cost as of September 30, 2017 amounted to $0. The Company recorded present value of future payments of $284,538 and $290,947 as of September 30, 2017 and December 31, 2016, respectively. The Company recorded imputed interest expense of $10,284 and $31,091 for the three and nine months ended September 30, 2017, respectively.

During the three and nine months ended September 30, 2017, the Company made payments of $12,500 and $37,500, respectively, in connection with this Security Agreement.

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

The Company also recorded deferred financing costs of $233,847 with respect to the above loan. The Company recognized amortization of deferred financing costs of $29,431 and $87,333 during the three and nine months ended September 30, 2017, respectively. Unamortized debt issuance cost as of September 30, 2017 amounted to $13,756.

The Company recognized interest expense of $57,213 and $259,402 during the three and nine months ended September 30, 2017, respectively. During the three and nine months ended September 30, 2017, the Company paid interest of $65,689 and $284,830, respectively. Accrued interest was $5,651 as of September 30, 2017. Loan balance at September 30, 2017 was $687,500.

$10,000,000 August 9, 2017 Loan:

On August 9, 2017, we entered into a Second Amendment to Loan Agreement (“Second Amendment”) with Knight, pursuant to which Knight agreed to loan us an additional $10 million, and an ongoing credit facility of up to $20 million, and which amount was borrowed at closing (the “Financing”) for working capital purposes. At closing, we paid Knight an origination fee of $200,000 and a work fee of $100,000 and also paid $100,000 of Knight’s expenses associated with the Loan. The Loan bears interest at a rate of 10.5% per year. The New Loan Agreement matures on August 8, 2020.

The Company also recorded deferred financing costs of $452,869 with respect to the above loan. The Company recognized amortization of deferred financing costs of $25,159 during the three and nine months ended September 30, 2017. Unamortized debt issuance cost as of September 30, 2017 amounted to $427,710.

The Company recognized interest expense of $153,352 during the three and nine months ended September 30, 2017. Accrued interest was $153,352 as of September 30, 2017. Loan balance at September 30, 2017 was $10,000,000.

Note 11 – Stockholders’ Equity

The total number of shares of all classes of capital stock which the Company is authorized to issue is 300,000,000 shares of common stock with $0.00001 par value.

During the nine months ended September 30, 2017, the Company issued 473,326 shares of its common stock valued at $0.51 per share in accordance with an asset purchase agreement entered into with Perfekt Beauty Holdings, LLC and CDG Holdings, LLC, in exchange for assets and liabilities related to the Per-fekt brand.

As of September 30, 2017 and December 31, 2016, there were 89,237,683 and 88,764,357 shares of the Company’s common stock issued and outstanding, respectively.

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

On August 16, 2017, the Company entered into a sublease for office space, effective October 1, 2017 through May 2021. Rent expense under this lease will be $19,500 per month, and increasing annually on June 1.

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2017:

Year ending December 31:
2017 – remaining three months	$58,500
2018 –	238,095
2019 –	245,234
2020 –	252,591
2021 –	106,540
Total	$900,960

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

The following table summarizes the options outstanding, option exercisability and the related prices for the shares of the Company’s common stock issued to employees and consultants under the Plan at September 30, 2017:

	Options Outstanding			Options Exercisable
Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
$0.25 - $0.70	6,300,000	6.22	$0.47	4,150,000	$0.43

The stock option activity for the nine months ended September 30, 2017 is as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2016	6,300,000	$0.47
Granted	-	-
Exercised	-	-
Expired or canceled	-	-
Outstanding at September 30, 2017	6,300,000	$0.47

Stock-based compensation expense related to vested options was $343,952 and $1,024,631 during the three and nine months ended September 30, 2017, respectively, which is a component of general and administrative expense in the statement of income. The Company determined the value of share-based compensation for options vesting during the period using the Black-Scholes fair value option-pricing model with the following weighted average assumptions: estimated fair value of Company’s common stock of $0.40-0.74, risk-free interest rate of 0.90-2.23%, volatility of 135-160%, expected lives of 3-10 years, and dividend yield of 0%. Stock options outstanding as of September 30, 2017, as disclosed in the above table, have an intrinsic value of $840,000.

As of September 30, 2017, unrecognized compensation costs related to non–vested stock–based compensation arrangements were $514,328, and is expected to be recognized over a weighted average period of 1 year.

Note 14 – Stock Warrants

The following table summarizes the warrants outstanding, warrant exercisability and the related prices for the shares of the Company’s common stock at September 30, 2017:

	Warrants Outstanding			Warrants Exercisable
Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
5.00	1,000,000	1.21	5.00	1,000,000	5.00

The warrant activity for the six months ended June 30, 2017 is as follows:

	Warrants Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2016	1,000,000	$5
Granted	-	-
Exercised	-	-
Expired or canceled	-	-
Outstanding at September 30, 2017	1,000,000	$5

Warrants outstanding as of September 30, 2017, as disclosed in the above table, have an intrinsic value of $0.

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

Net sales attributed to customers in the United States and foreign countries for the three months ended September 30, 2017 and 2016 were as follows:

	September 30, 2017	September 30, 2016
United States	$8,472,498	$10,771,707
Foreign countries	703,175	797,861
	$9,175,673	$11,569,568

The Company’s net sales by product group for the three months ended September 30, 2017 and 2016 were as follows:

	September 30, 2017	September 30, 2016
Nutraceuticals	$7,961,616	$11,341,036
Over the Counter (OTC)	169,403	222,390
Consumer Goods	733,744	-
Cosmeceuticals	310,910	6,142
	$9,175,673	$11,569,568

(1) Net sales for any other product group of similar products are less than 10% of consolidated net sales.

Net sales attributed to customers in the United States and foreign countries for the nine months ended September 30, 2017 and 2016 were as follows:

	September 30, 2017	September 30, 2016
United States	$26,926,114	$26,144,435
Foreign countries	2,356,796	1,967,459
	$29,282,910	$28,111,894

The Company’s net sales by product group for the nine months ended September 30, 2017 and 2016 were as follows:

	September 30, 2017	September 30, 2016
Nutraceuticals	$24,126,323	$27,281,476
Over the Counter (OTC)	1,245,096	780,265
Consumer Goods	3,506,378	-
Cosmeceuticals	405,113	50,153
	$29,282,910	$28,111,894

(1) Net sales for any other product group of similar products are less than 10% of consolidated net sales.

Long-lived assets (net) attributable to operations in the United States and foreign countries as of September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017	December 31, 2016
United States	$14,005,762	$13,174,461
Foreign countries	11,251	21,599
	$14,017,013	$13,196,060

Note 16 – Income Taxes

Income tax expense was $97,713 and $221,424 for the three and nine months ended September 30, 2017, respectively, compared to $264,376 and $659,462, respectively, for the same periods in 2016. The current provision is attributable to Australian operations and the current tax rate in effect in that country. The Company also has operations in Canada that started at the beginning of 2016 and is currently evaluating its tax position as it pertains to the 2017 year end.

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

During October 2017, the Company paid $352,344 in principal and accrued interest on the second loan (November 12, 2015) to Knight Therapeutics (Barbados) Inc.

During October 2017, the Company hired a new Chief Financial Officer, Jeffrey Kadanoff, with an employment date of November 1, 2017. In exchange for his service as Chief Financial Officer, Mr. Kadanoff will receive an annual base salary of $450,000. He will receive a signing bonus consisting of: (i) 100,000 shares of the Company’s common stock, and (ii) a cash payment equal to the value of 100,000 shares of the Company’s common stock based on a price of $0.55 per share. He will receive an annual bonus for calendar year 2017 of $37,500. Beginning with calendar year 2018, Mr. Kadanoff will be eligible for an annual target bonus of up to half his base salary. The target bonus will be determined at the discretion of our Board or compensation committee based upon the achievement of financial and other performance-related goals and may be paid in cash or shares of the Company’s common stock. In conjunction with the employment agreement, Mr. Kadanoff purchased 400,000 shares of the Company’s stock at $0.55 per share. Mr. Kadanoff was also awarded an option to purchase 1,500,000 shares of stock at an exercise price of $0.55 per share. The Initial Option will vest in three (3) equal annual installments on the first three anniversaries of Mr. Kadanoff’s Start Date with the Company, provided that Mr. Kadanoff remains employed by the Company on each such date. The Initial Option will expire on the tenth anniversary of the grant date. Subject to the approval by the Board, during each calendar year of Mr. Kadanoff’s employment with the Company beginning with 2018, the Company will grant to him an option to purchase 500,000 shares of the Company’s common stock (such options collectively the “Additional Options”). The exercise price of each Additional Option will be the Fair Market Value of the common stock on the date each such Additional Option is granted. Each Additional Option will expire on the tenth anniversary of the date of grant of such Additional Option. The Additional Options will vest in three (3) equal annual installments on the first three anniversaries of the date of grant of such Additional Option, provided that Mr. Kadanoff remains employed by the Company on each such date. Upon the occurrence of a Change in Control , the vesting of stock options granted to Mr. Kadanoff will be accelerated subject to his continued service to the Company as of such date and provided further that Mr. Kadanoff’s stock options will be treated no less favorably than those of any other senior executive or Chairman of the Company.

During October 2017, the Company hired a new President, Patrick McCullough, with an employment date of November 6, 2017 and a three-year initial term. In exchange for his service as President, Mr. McCullough will receive an annual base salary of $340,000. He will receive a cash signing bonus of $37,500, to be paid on January 1, 2018, and an additional cash signing bonus of $37,500, to be paid on July 1, 2018, provided that he is employed by the Company through such dates. Mr. McCullough will be eligible for an annual bonus of up to twenty-five percent (25%) of his base salary. The annual bonus will be determined at the discretion of our Board or compensation committee based upon the achievement of financial goals established by the Company’s Chief Executive Officer. Mr. McCullough will also be eligible for additional bonus compensation based on the Company’s achievement of certain annual earnings and retail sales goals established each year by the Company’s Chief Executive Officer. Subject to the Company’s achievement of an annual overall earnings goal and certain adjustments in the event of future acquisitions by the Company, Mr. McCullough will be eligible to receive five percent (5%) of all retail sales by the Company in excess of the annual retail sales goal set by the Chief Executive Officer. In conjunction with the employment agreement, Mr. McCullough was awarded an option to purchase 1,000,000 shares of stock with an exercise price of $0.70 per share. The Option Grant will vest in three (3) equal annual installments on the first three anniversaries of Mr. McCullough’s start date with the Company, provided that Mr. McCullough remains employed by the Company on each such date.

During October 2017, the Company appointed a new board member, Gale Bensussen.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Synergy for the three and nine months ended September 30, 2017 and 2016, should be read in conjunction with the unaudited condensed consolidated financial statements of Synergy, and the notes to those unaudited condensed consolidated financial statements that are included elsewhere in this Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the caption, “Cautionary Notice Regarding Forward-Looking Statements” and the “Business” section in our Form 10-K filed on March 24, 2017. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

For the three months ended September 30, 2017
Net income after tax	$127,486
Interest income	(784)
Interest expense	272,318
Taxes	97,713
Depreciation and amortization	396,857
Amortization of debt issuance cost	68,857
EBITDA	$962,447
One time income	(48,145)
Stock-based compensation	343,952
Loss on foreign currency translation and transaction	27,703
Adjusted EBITDA	$1,285,957

For the nine months ended September 30, 2017
Net income after taxes	$2,635,959
Interest income	(794)
Interest expense	706,759
Taxes	221,424
Depreciation and amortization	1,046,286
Amortization of debt issuance cost	157,429
EBITDA	$4,767,063
One time income	(48,145)
Stock-based compensation	1,024,630
Gain on foreign currency translation and transaction	(9,515)
Adjusted EBITDA	$5,734,033

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

Results of Operations for the Three months Ended September 30, 2017 and 2016

Revenue

For the three months ended September 30, 2017, we had revenue of $9,175,673 from sales of our products, as compared to revenue of $11,569,568 for the same period in 2016. The decrease is attributable to a change in marketing structure, and is comprised of the following categories:

	September 30, 2017	September 30, 2016
Nutraceuticals	$7,961,616	$11,341,036
Over the Counter (OTC)	169,403	222,390
Consumer Goods	733,744	-
Cosmeceuticals	310,910	6,142
	$9,175,673	$11,569,568

Cost of Revenue

For the three months ended September 30, 2017, our cost of revenue was $2,657,623. Our cost of revenue for the three months ended September 30, 2016, was $2,657,623. The decrease is proportionate with the decrease in sales and is comprised of the following categories:

	September 30, 2017	September 30, 2016
Nutraceuticals	$2,541,539	$3,432,640
Over the Counter (OTC)	19,908	40,527
Consumer Goods	70,357	-
Cosmeceuticals	25,819	1,992
	$2,657,623	$3,475,159

Gross Profit

Gross profit was $6,518,050, or 71% for the three months ended September 30, 2017, as compared to gross profit of $8,094,409, or 70% for the same period in 2016, a decrease of $1,576,359, or 19%. The decrease in gross profit is due to lower sales and launching new products without adding additional resources.

Operating Expenses

Selling and Marketing Expenses

For the three months ended September 30, 2017, our selling and marketing expenses were $3,685,313 as compared to $3,051,808 for the same period in 2016, which is primarily due to marketing our various products in multiple media channels including print, television and online and the launch of our new product line.

General and Administrative Expenses

For the three months ended September 30, 2017, our general and administrative expenses were $1,990,743. For the three months ended September 30, 2016, our general and administrative expenses were $1,811,395. The increase is primarily due to increased personnel and operations as our company has grown.

Depreciation and Amortization Expenses

For the three months ended September 30, 2017, our depreciation and amortization expenses were $396,857 as compared to $298,079 for the same period in 2016.

Other Income and Expenses

For the three months ended September 30, 2017 and 2016 we had other (income) and expense items of the following:

	Three months ended September 30, 2017	Three months ended September 30, 2016
Interest income	$(784)	$(370)
Interest expense	272,318	432,622
Other income	(111,666)	-
Remeasurement gain on translation of foreign subsidiary	(8,987)	(52,069)
Gain on change in fair value of derivative liability	-	(1,137,309)
Settlement expense	-	56,250
Amortization of debt discount	-	273,941
Amortization of debt issuance cost	68,857	45,019
Total other expense (income)	$219,738	$(381,916)

For the three months ended September 30, 2017, we had interest expense of $272,318 as compared to $432,622 for the same period in 2016. The decrease was due to the payoffs and pay downs of the loans. For the three months ended September 30, 2017, we had other income of $111,666 as compared to $nil for the same period in 2016. We also issued warrants along with the loans and paid debt issuance cost in 2015 which led to the amortization of debt discount and debt issuance costs. We issued warrants with a reset provision in 2015 which led to the calculation of warrant derivative liability and hence we recorded a gain on change in fair value of derivative liability of $1,137,309. In 2016 we cancelled those warrants and issued shares.

Net Income

For the three months ended September 30, 2017, our net income was $127,486 as compared to a net income of $3,050,466 for the same period in 2016.

Results of Operations for the Nine months Ended September 30, 2017 and 2016

Revenue

For the nine months ended September 30, 2017, we had revenue of $29,282,910 from sales of our products, as compared to revenue of $28,111,894 for the same period in 2016. The increase is due to a new company launch and a major customer expanding our store count and product line, and is comprised of the following categories:

	September 30, 2017	September 30, 2016
Nutraceuticals	$24,126,323	$27,281,476
Over the Counter (OTC)	1,245,096	780,265
Consumer Goods	3,506,378	-
Cosmeceuticals	405,113	50,153
	$29,282,910	$28,111,894

Cost of Revenue

For the nine months ended September 30, 2017, our cost of revenue was $7,622,577. Our cost of revenue for the nine months ended September 30, 2016, was $7,694,028. The decrease is due to the mix of our products changing and selling more products with better margins is comprised of the following categories:

	September 30, 2017	September 30, 2016
Nutraceuticals	$7,182,725	$7,677,847
Over the Counter (OTC)	67,616	4,413
Consumer Goods	332,621	-
Cosmeceuticals	39,615	11,768
	$7,622,577	$7,694,028

Gross Profit

Gross profit was $21,660,333, or 74% for the nine months ended September 30, 2017, as compared to gross profit of $20,417,866, or 73% for the same period in 2016, an increase of $1,242,467, or 6%. The increase in gross profit margin is directly related to increase in sales and better negotiated deals with manufacturers, utilizing volume purchasing to avail lower prices and purchasing finished goods instead of buying components.

Operating Expenses

Selling and Marketing Expenses

For the nine months ended September 30, 2017, our selling and marketing expenses were $10,806,422 as compared to $6,688,663 for the same period in 2016, which is primarily due to marketing our various products in multiple media channels including print, television and online and the launch of our new product line.

General and Administrative Expenses

For the nine months ended September 30, 2017, our general and administrative expenses were $6,296,355. For the nine months ended September 30, 2016, our general and administrative expenses were $5,359,578. The increase is primarily due to increased personnel and operations as our company has grown.

Depreciation and Amortization Expenses

For the nine months ended September 30, 2017, our depreciation and amortization expenses were $1,046,286 as compared to $871,089 for the same period in 2016.

Other Income and Expenses

For the nine months ended September 30, 2017 and 2016 we had other (income) and expense items of the following:

	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Interest income	$(794)	$(5,043)
Interest expense	706,759	1,265,844
Other income	(111,666)	-
Remeasurement gain on translation of foreign subsidiary	(100,718)	(79,076)
Gain on change in fair value of derivative liability	-	(1,560,384)
Settlement expenses	-	56,250
Loss on sale of assets	2,877	-
Amortization of debt discount	-	1,142,649
Amortization of debt issuance cost	157,429	170,282
Total other expense	$653,887	$990,522

For the nine months ended September 30, 2017, we had interest expense of $706,759 as compared to $1,265,844 for the same period in 2016. The decrease was due to the payoffs and pay downs of the loans. For the nine months ended September 30, 2017, we had other income of $111,666 as compared to $nil for the same period in 2016. We also issued warrants along with the loans and paid debt issuance cost in 2015 which led to the amortization of debt discount and debt issuance costs. We issued warrants with a reset provision in 2015 which led to the calculation of warrant derivative liability and hence we recorded a gain on change in fair value of derivative liability of $1,560,384. In 2016 we cancelled those warrants and issued shares.

Net Income

For the nine months ended September 30, 2017, our net income was $2,635,959 as compared to a net income of $5,848,552 for the same period in 2016.

Liquidity and Capital Resources

Overview

As of September 30, 2017, we had $5,408,927 cash on hand and working capital of $4,861,810. In addition, we also had restricted cash of $139,173 which is held for credit card collateral.

Going Concern

The Company’s unaudited condensed consolidated financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had an accumulated deficit at September 30, 2017 of $6,730,041. The Company had working capital of $4,861,810 as of September 30, 2017. Due to acquisitions during 2015 of revenue-producing products, the Company believes it has established an ongoing source of revenue that is sufficient to cover its operating costs and has income from operations of $3,511,270 for the nine months ended September 30, 2017.

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

Nine months ended September 30, 2017 and 2016

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the nine months ended September 31, 2017 was $969,227, compared to $6,247,059 for the same period in 2016. This decrease in net cash provided by operating activities for the nine months ended September 30, 2017 was primarily attributable to a net decrease in net income.

The $969,227 consists of our net income of $2,635,959 adjusted by:

Amortization of debt issuance cost	$157,429
Depreciation and amortization	1,046,286
Stock based compensation	1,024,630
Loss on sale of assets	2,877
Non cash implied interest	56,851
Remeasurement gain on translation of foreign subsidiary	(100,718)
Foreign currency transaction loss	91,203
Increase in accounts receivable	(333,136)
Increase in inventory	(710,034)
Increase in prepaid expenses	(78,650)
Decrease in deferred revenue	(28,197)
Decrease in accounts payable and accrued expenses	(2,795,273)

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2017 was $1,899,289, compared to net cash used of $2,446,641 for the same period in 2016. The decrease in cash used in investing activities during 2017 is attributable to the payout of an earn out liability in 2016.

Payments for acquisition of fixed assets	$(104,380)
Proceeds from sale of assets	6,199
Payment of development fees	(1,761,935)
Increase in restricted cash	(39,173)

Net Cash Used in Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2017 was $3,884,631, compared to net cash used of $3,225,000 for the same period in 2016. This is attributable to proceeds from a new loan.

Repayment of notes payable	$(5,662,500)
Proceeds from notes payable	10,000,000
Payment of debt issuance costs	(452,869)

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

In our normal course of business, we may enter into contractual obligations that require future cash payments. At September 30, 2017 we are contractually obligated to repay notes payable (see Note 10).

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer), who is also our Chief Financial Officer (principal financial officer), reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and concluded that as of September 30, 2017, (i) the Company’s disclosure controls and procedures were not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”), and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Signatures	Title	Date

/s/ Jack Ross	Chief Executive Officer and	November 13, 2017
Jack Ross	Chief Financial Officer

