Form 10-K
period 2017-12-31
Synergy CHC Corp.
filed 2018-04-02
CIK 1562733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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
Emerging growth company [ ] (Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any news or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.[  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2017 was approximately $10.7 million based upon the closing price of the common stock as quoted by the Over-the-Counter Bulletin Board (the “OTC Bulletin Board”)

As of March 30, 2018, there were 89,862,683 shares of the registrant’s common stock, par value $0.00001 per share, outstanding.

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

PART I

ITEM 1. BUSINESS

Overview

We are a consumer health care and beauty company that is in the process of building a portfolio of best-in-class consumer product brands. Our strategy is to grow both organically and by further acquisition.

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

2017 Fiscal Year Developments

During 2017 we created a new subsidiary, The Queen Pegasus, for the purpose of developing, marketing and selling specialty cosmetic products. We also purchased a cosmetic line, Per-fekt Beauty, and we also focused on executing our current brands and creating line extensions that we expect to launch in 2018.

Description of the Business

FOCUSfactor is sold at America’s leading retailers such as Costco, Sam’s Club, BJ’s, Walmart, Walgreens, CVS and The Vitamin Shoppe. FOCUSfactor is a brain-health nutritional supplement that includes a proprietary blend of brain supporting vitamins, minerals, antioxidants and other nutrients. In December 2012, the United States Patent and Trademark Office issued US Patent 8,329,227 covering FOCUSfactor’s proprietary formulation “for enhanced mental function.” The issuance of the patent marked one of the few times a patent has been issued for a nationally branded nutritional supplement. FOCUSfactor is clinically tested with results demonstrating improvements in focus, concentration and memory in healthy adults. FOCUSfactor is a material product to our revenue base, representing 47% of revenue.

Flat Tummy Tea is a uniquely formulated two-step herbal detox tea that works to naturally help speed metabolism, boost energy and reduce bloating. Flat Tummy Tea is sold online at www.flattummyco.com and at The Vitamin Shoppe. Flat Tummy Tea is a material product to our revenue base, representing 36% of revenue.

Hand MD is the world’s first anti-aging skincare line formulated specifically for the hands. Hand MD is sold exclusively online at www.handmd.com.

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

Sneaky Vaunt is a backless, strapless, stick on, push up bra. Sneaky Vaunt is sold exclusively online at www.sneakyvaunt.com.

The Queen Pegasus is a two step eyelash elixir kit for longer and fuller looking natural eyelashes. The Queen Pegasus is sold exclusively online at www.thequeenpegasus.com.

Per-fekt Beauty is a line of cosmetics that merges advanced skincare formulations with color. Per-fekt Beauty products are sold in retailers across the country such as Ulta, Beauty Brands and online at www.perfektbeauty.com.

Products

Current Products

Development and Commercialization Strategy

We intend to expand on the current retail strategies and build out a strong online sales model.

Research and Development

We currently outsource our research and development to our manufacturers, as they are experienced in the development of new products and line extensions.

Manufacturing

We currently outsource the manufacturing of our products to third parties who have the necessary equipment and technology to provide mass quantities as required. FOCUSfactor is manufactured by Atrium Innovations and Vit-Best Nutrition. Flat Tummy Tea is manufactured by Caraway Tea Company. Neuragen is manufactured by C-Care. Hand MD is manufactured by HealthSpecialty. Urgent Rx is manufactured by Capstone Nutrition. Sneaky Vaunt is manufactured by Dongguan Jingrui. The Queen Pegasus is manufactured by Skin Actives and Ningbo Beautiful Day Cosmetics.

Commercialization

We are highly dependent on two retailers for the sale of our FOCUSfactor product: Costco Wholesale Corporation and Sam’s West, Inc./Walmart (a/k/a Sam’s Club), which comprise 88% of our net revenue for FOCUSfactor. We intend to diversify our sales network and generate revenue by selling our consumer-ready products to retailers across North America, which retailers may then sell to end consumers through retail distribution channels. We also sell direct to wholesalers and distributors at a reduced cost as a means to grow our revenue base quickly and to penetrate the market more effectively.

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

Distribution and Marketing

We plan to focus on selling to retailers and distributors who currently are active in the consumer product space with the aim to expedite the penetration of market acceptance of the product. We are currently conducting research with focus groups to find out what the best approach for marketing efforts is and how to do so in the most cost-effective manner. We also plan to develop an online sales channel.

Markets

We sell our products in mostly American retail locations along with other developed countries with similar retail landscapes to North America.

Competition

Although there are many competing products on the market, in all our current product categories, FOCUSFactor is the only product in its category with both a patent and clinical study to support its claims. FOCUSFactor’s competitors include a wide range of products, from targeted brain-enhancement supplements to indirect competitors such as energy drinks that claim to improve concentration.

Government Regulation

The products that we sell, and those that we are developing for future sale, may be subject to U.S. Food and Drug Administration (“FDA”) approval for packaging compliance. With respect to the products we currently sell, our regulatory counsel has reviewed all of our products and we believe we are compliant with the current rules. Since the current products sold are considered nutraceuticals, cosmeceuticals and over the counter products, minimal regulations are placed on the product with the exception of the appropriate labeling and warnings on the packaging.

We will rely on legal and operational compliance programs, as well as local counsel, to guide its businesses in complying with applicable laws and regulations of the jurisdictions in which we do business.

We do not anticipate, at this time, that the cost of compliance with U.S. and foreign laws will have a material financial impact on operations, business or financial condition. There are however no guarantees that new regulatory and tariff legislation may not have a material negative effect on business in the future.

Employees

As of March 30, 2018, we had 66 full-time employees and no part-time employees. We intend to grow our employee base in response to the demands and requirements of the business.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES

The following table describes our principal properties leased as of March 30, 2018:

Purpose	Location	Square Footage
Technology Center (1)	Halifax, NS	6,800
Main Office (2)	Westbrook, ME	3,510
Satellite Office (3)	Culver City, CA	6,000

(1) Monthly rental payments are $8,050 CDN per month on a month to month basis.

(2) Monthly rental payments are $4,290 per month on a month to month basis.

(3) Monthly rental payments are $19,500 per month through May 31, 2021.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Only a sporadic and limited market exists for our securities. There is no assurance that a regular trading market will develop, or if one develops, that it will be sustained. Therefore, a shareholder in all likelihood will be unable to resell his, her or its securities in our Company. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops. Our securities are traded on the OTCQB operated by OTCMarkets.com under the symbol “SNYR”. The table below provides the high and low prices for the periods presented.

Quarter Ended	High	Low
12/31/17	$0.56	$0.40
9/30/17	$0.55	$0.38
6/30/17	$0.78	$0.34
3/31/17	$0.69	$0.45
12/31/16	$0.74	$0.46
9/30/16	$0.70	$0.40
6/30/16	$1.00	$0.35
3/31/16	$0.43	$0.30

Shareholders

As of March 30, 2018, we had 37 shareholders of record of our common stock.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is an overview of the important factors that management focuses on in evaluating our business, financial condition and operating performance and should be read in conjunction with the financial statements included in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of any number of factors, including those set forth in the Company’s reports filed with the SEC on Forms 10-K, 10-Q and 8-K as well as in this Annual Report on Form 10-K. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

Overview

We are in the business of marketing and distributing consumer branded products through various distribution channels primarily in the health and wellness industry. Our strategy is to grow both organically and by future acquisition.

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

December 31, 2017
Net income	$499,568
Interest income	(20)
Interest expense	1,044,277
Taxes	316,012
Depreciation	108,126
Amortization	1,608,350
EBITDA	$3,576,313
Stock-based compensation	1,458,850
One-time expenses, net of other income	170,895
Loss on foreign currency translation and transaction	69,724
Adjusted EBITDA	$5,275,782

EBITDA and Adjusted EBITDA are considered non-GAAP financial measures. EBITDA represents earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA represents EBITDA, further adjusted to exclude the impact of higher-than-normal revenue change order activity and certain expenses and transactions that we believe are not representative of our core operating results, including loss on change in fair value of derivative liability; stock-based compensation; one-time expenses for acquisitions; and loss on foreign currency translation and transaction. The Company’s definitions of EBITDA and adjusted EBITDA might not be comparable to similarly titled measures reported by other companies.

Results of Operations for the Years Ended December 31, 2017 and December 31, 2016

During 2017, we completed one acquisition and developed two new brands. Our objective is to grow all four of our targeted verticals (Nutraceuticals, Over the Counter (OTC), Consumer Goods and Cosmeceuticals) to provide a balanced and synergistic portfolio that drives consumer demand via multiple channels. During 2016, we focused on growing and managing our existing brands.

Revenue

For the year ended December 31, 2017, we had revenues of $35,596,035 from sales of our products, as compared to revenue of $34,840,394 for the year ended December 31, 2016. This is comprised of the following categories:

	December 31, 2017	December 31, 2016
Nutraceuticals	$29,903,714	$33,877,529
Over the Counter (OTC)	1,203,034	907,401
Consumer Goods	3,614,090	-
Cosmeceuticals	875,197	55,464
	$35,596,035	$34,840,394

The decrease in our Nutraceutical category was due to the shift of resources to new brands. The increase in both the consumer goods and cosmeceuticals categories was due to a new product line.

Cost of Revenue

For the year ended December 31, 2017, our cost of revenue was $9,818,406. Our cost of revenue for the year ended December 31, 2016, was $10,205,324. This is comprised of the following categories:

	December 31, 2017	December 31, 2016
Nutraceuticals	$9,290,854	$10,020,273
Over the Counter (OTC)	89,280	167,784
Consumer Goods	345,926	-
Cosmeceuticals	92,346	17,267
	$9,818,406	$10,205,324

The decrease in our Nutraceutical category was due lower revenue due to a shift in focus to new brands. The increase in both the consumer goods and cosmeceuticals categories was due to a new product line.

Gross Profit

Gross profit was $25,777,629, or 72% of gross revenue, for the year ended December 31, 2017, as compared to gross profit of $24,635,070, or 71% of gross revenue, for the same period in 2016, an increase of $1,142,559, or 5%. The increase in gross profit and gross profit margin is directly related to increase in sales and better negotiated deals with manufacturers, utilizing volume purchasing to avail lower prices and purchasing finished goods instead of buying components.

Operating Expenses

Selling and Marketing Expenses

For the year ended December 31, 2017, our selling and marketing expenses were $14,043,870 as compared to $10,334,075 for the year ended December 31, 2016. The increase is primarily due to marketing our various products in multiple media channels including print, television and online.

General and Administrative Expenses

For the year ended December 31, 2017, our general and administrative expenses were $8,418,159. For the year ended December 31, 2016, our general and administrative expenses were $8,019,722. The increase is a modest due to normal operating expenses and increased personnel.

Depreciation and Amortization Expenses

For the year ended December 31, 2017 our depreciation and amortization expenses were $1,493,285 as compared to $1,170,778 for the year ended December 31, 2016. The increase in 2017 is due to the acquisitions completed during 2017.

Impairment of Intangible Assets and Goodwill

During review of intangible assets and goodwill as of December 31, 2016, it was determined that the carrying value of the intangible assets and goodwill for one of our subsidiaries may not be recoverable, so the assets were fully impaired. As a result, for the year ended December 31, 2016, we recorded non-cash intangible asset and goodwill impairment charges of $2,176,910 related to a subsidiary.

Other Income and Expenses

For the year ended December 31, 2017, we had other (income) and expense items of the following:

Interest income	$(20)
Interest expense	1,044,277
Remeasurement gain on translation of foreign subsidiary	(50,825)
Amortization of debt issuance cost	223,191
Loss on the sale of assets	2,877
Other income	(212,765)
Total	$1,006,735

For the year ended December 31, 2016 we had other (income) and expense items of the following:

Interest income	$(5,107)
Interest expense	1,567,867
Remeasurement loss on translation of foreign subsidiary	54,345
Gain on change in fair value of derivative liability	(1,380,600)
Amortization of debt discount	1,620,151
Amortization of debt issuance cost	215,302
Settlement expense	56,250
Loss on extinguishment of debt	657,180
Total	$2,785,388

The decrease in interest expense in 2017 was due to the pay down of loans issued for the purpose of acquisitions of various companies during 2015. We also issued warrants along with the loans and paid debt issuance cost in 2015 which lead to the amortization of debt discount and debt issuance cost during 2016. We issued warrants with a reset provision in 2015 which lead to the calculation of warrant derivative liability and hence we recorded a loss on change in fair value of derivative liability. In 2016, we cancelled those warrants and issued shares, which resulted in a loss on extinguishment of debt.

Income tax expense

For the years ended December 31, 2017 and 2016 we incurred income tax expense of $316,012 and $944,358, respectively, primarily related to our subsidiary, NomadChoice Pty Limited (NomadChoice), located in Australia, which we acquired in 2015.

Net Income (Loss)

For the year ended December 31, 2017, our net income was $499,568. For the year ended December 31, 2016 our net loss was $796,161. This was primarily due to non-operating expenses such as amortization of debt discounts and the loss on extinguishment of debt during 2016.

Liquidity and Capital Resources

Overview

As of December 31, 2017, we had $1,955,614 cash on hand and a $3,278,903 working capital surplus. In addition, we also have restricted cash of $139,071 which is held for credit card collateral.

As of December 31, 2016, we had $2,517,642 cash on hand and a $4,944,587 working capital deficit. In addition, we also had restricted cash of $100,000 which is held for credit card collateral.

Year Ended December 31, 2017 and 2016

Net Cash (Used in) Provided by Operating Activities

For the year ended December 31, 2017, we had net cash used in operating activities of $831,070, as compared to $6,038,620 provided by operating activities for the year ended December 31, 2016. The decrease was primarily attributable to purchases of inventory and an increase in accounts receivable.

For 2017, the $831,070 consists of our net income of $499,568 adjusted by:

Amortization of debt issuance cost	$223,191
Depreciation and amortization	1,493,285
Stock based compensation	1,458,850
Foreign currency transaction loss	120,549
Remeasurement gain on translation of foreign subsidiary	(50,825)
Non cash implied interest	73,763
Loss on sale of assets	2,877
Increase in accounts receivable	(2,085,778)
Increase in inventory	(1,449,425)
Decrease in prepaid expenses	205,351
Decrease in deferred revenue	(32,942)
Decrease in accounts payable and accrued expenses	(1,289,534)

For 2016, the $6,038,620 consists of our net loss of $796,161 adjusted by:

Amortization of debt issuance cost	$215,302
Depreciation and amortization	1,170,778
Stock based compensation	2,200,160
Amortization of debt discount	1,620,151
Stock issued for services	50,000
Settlement expense	56,250
Foreign currency transaction gain	(13,503)
Loss on extinguishment of debt	657,180
Change in the fair value of derivative liability	(1,380,600)
Remeasurement loss on translation of foreign subsidiary	54,345
Impairment of goodwill and intangible assets	2,176,910
Non cash implied interest	114,213
Write-off of inventory	180,122
Decrease in accounts receivable	1,734,466
Increase in inventory	(547,295)
Increase in prepaid expenses	(1,051,168)
Increase in deferred revenue	36,000
Decrease in accounts payable and accrued expenses	(438,530)

Net Cash Used in Investing Activities

For the year ended December 31, 2017, we used net cash of $1,947,828 in investing activities, as compared to $2,346,643 used in investing activities for the year ended December 31, 2016. The increase was primarily due to the payment of brand development fees.

Investing activities during 2017:

Payments for acquisition of fixed assets	$(153,021)
Restricted cash	(39,071)
Cash received from sale of assets	6,199
Payments for brand development fees	(1,761,928)

Investing activities during 2016:

Payments for acquisition of fixed assets	$(302,227)
Restricted cash	507,084
Payment of earn out liability	(2,551,500)

Net Cash (Used in) Provided by Financing Activities

For the year ended December 31, 2017, financing activities provided $2,310,881, as compared to $4,831,250 used in financing activities for the year ended December 31, 2016. The increase was primarily attributable to the receipt of cash pursuant to a new loan.

Financing activities during 2017:

Proceeds from notes payable	$10,000,000
Repayment of notes payable	(7,456,250)
Payment of debt issuance cost	(452,869)
Proceeds from sale of common stock	220,000

Financing activities during 2016:

Repayment of notes payable	$(4,831,250)

Key 2018 Initiatives

During 2018, we have plans for organic growth within our current product lines by developing and launching new products and brands. We have new marketing campaigns in process and intend to expand our online presence for each product. While we intend to grow further through additional acquisitions, we feel it is important to also develop our existing products.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

None.

Off-Balance Sheet Arrangements

None.

Inflation

The effect of inflation on our operating results was not significant in either 2017 or 2016.

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

CONSOLIDATED FINANCIAL STATEMENTS

Synergy CHC Corp.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Synergy CHC Corp. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Synergy CHC Corp. and subsidiaries (the Company) as of December 31, 2017 and 2016, and the related statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2017, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RBSM LLP We have served as the Company’s auditor since 2014.
New York, NY
April 2, 2018

Synergy CHC Corp.

Consolidated Balance Sheets

	December 31, 2017	December 31, 2016
Assets
Current Assets
Cash and cash equivalents	$1,955,614	$2,517,642
Restricted cash	139,071	100,000
Accounts receivable, net	4,333,608	2,195,391
Prepaid expenses	1,143,251	1,348,602
Inventory, net	2,842,376	1,102,777
Total Current Assets	10,413,920	7,264,412

Fixed assets, net	293,205	257,386
Goodwill	7,793,240	7,793,240
Intangible assets, net	5,532,210	5,145,434

Total Assets	$24,032,575	$20,460,472

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$4,328,548	$4,558,919
Deferred revenue	3,058	36,000
Provision for income taxes payable	94,956	973,177
Current portion of long-term notes payable, net of debt discount and debt issuance cost, related party	2,487,233	5,890,903
Current portion of long-term notes payable	-	750,000
Royalty payable	221,222	-
Total Current Liabilities	7,135,017	12,208,999

Long-term Liabilities:
Royalty payable	-	313,752
Notes payable, net of debt discount and debt issuance cost, related parties	7,464,279	830,245
Total long-term liabilities	7,464,279	1,143,997
Total Liabilities	14,599,296	13,352,996

Commitments and contingencies	-	-

Stockholders’ Equity:
Common stock, $0.00001 par value; 300,000,000 shares authorized; 89,862,683 and 88,764,357, shares issued and outstanding, respectively	899	888
Common stock to be issued (0 and 125,000 shares, respectively)	-	56,250
Additional paid in capital	18,376,801	16,400,316
Accumulated other comprehensive (loss) income	(77,989)	16,022
Accumulated deficit	(8,866,432)	(9,366,000)
Total stockholders’ equity	9,433,279	7,107,476
Total Liabilities and Stockholders’ Equity	$24,032,575	$20,460,472

The accompanying notes are an integral part of these consolidated financial statements

Synergy CHC Corp.

Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the year Ended	For the year ended
	December 31, 2017	December 31, 2016
Revenue	$35,596,035	$34,840,394

Cost of Sales	9,818,406	10,205,324

Gross Profit	25,777,629	24,635,070

Operating expenses
Selling and marketing	14,043,870	10,334,075
General and administrative	8,418,159	8,019,722
Impairment of goodwill and intangible assets	-	2,176,910
Depreciation and amortization	1,493,285	1,170,778
Total operating expenses	23,955,314	21,701,485

Income from operations	1,822,315	2,933,585

Other (income) expenses
Interest income	(20)	(5,107)
Interest expense	1,044,277	1,567,867
Remeasurement (gain) loss on translation of foreign subsidiary	(50,825)	54,345
Gain on change in fair value of derivative liability	-	(1,380,600)
Amortization of debt discount	-	1,620,151
Amortization of debt issuance cost	223,191	215,302
Settlement expense	-	56,250
Loss on extinguishment of debt	-	657,180
Other income	(212,765)	-
Loss on the sale of assets	2,877	-

Total other expenses	1,006,735	2,785,388

Net income before income taxes	815,580	148,197
Income tax expense	316,012	944,358

Net income (loss) after tax	$499,568	$(796,161)

Net income (loss) per share – basic and diluted	$0.01	$(0.01)

Weighted average common shares outstanding
Basic and Diluted	89,241,212	81,650,381
Comprehensive income (loss):
Net income (loss)	$499,568	$(796,161)
Foreign currency translation adjustment	(94,011)	16,022
Comprehensive income (loss)	$405,557	$(780,139)

The accompanying notes are an integral part of these consolidated financial statements

Synergy CHC Corp.

Consolidated Statement of Stockholders’ Equity

	Common stock		Additional Paid in	Common Stock to be	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	issued	Income (Loss)	Deficit
Balance as of December 31, 2015	81,692,954	$817	$13,920,735	$68,000	$-	$(8,569,839)	$5,419,713
Adjusting the value of goodwill for the value of shares issued related to acquisition of Breakthrough Products, Inc.			(1,170,000)				(1,170,000)
Common stock cancelled	(713,767)	(7)	(124,993)				(125,000)
Common stock to be issued				56,250			56,250
Common stock issued for services	285,170	3	117,997	(68,000)			50,000
Common stock issued in conjunction with cancellation of warrants and options issued concurrent with debt	7,500,000	75	1,456,417				1,456,492
Fair value of vested stock options			2,200,160				2,200,160
Foreign currency translation gain					16,022		16,022
Net loss						(796,161)	(796,161)

Balance as of December 31, 2016	88,764,357	$888	$16,400,316	$56,250	$16,022	$(9,366,000)	$7,107,476
Common stock issued for acquisition of Per-fekt Beauty	473,326	5	241,391				241,396
Common stock issued as part of employment agreement	100,000	1	54,999				55,000
Sale of common stock	400,000	4	219,996				220,000
Common stock to be issued now issued	125,000	1	56,249	(56,250)			-
Fair value of vested stock options			1,403,850				1,403,850
Foreign currency translation loss					(94,011)		(94,011)

Net income						499,568	499,568
Balance as of December 31, 2017	89,862,683	$899	$18,376,801	$-	$(77,989)	$(8,866,432)	$9,433,279

The accompanying notes are an integral part of these consolidated financial statements

Synergy CHC Corp.

Consolidated Statements of Cash Flows

	For the year Ended	For the year ended
	December 31, 2017	December 31, 2016
Cash Flows from Operating Activities
Net income (loss)	$499,568	$(796,161)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of debt issuance cost	223,191	215,302
Depreciation and amortization	1,493,285	1,170,778
Stock based compensation expense	1,458,850	2,200,160
Stock issued for services	-	50,000
Settlement expense	-	56,250
Loss on extinguishment of debt	-	657,180
Amortization of debt discount	-	1,620,151
Impairment of goodwill and intangible assets	-	2,176,910
Foreign currency transaction loss (gain)	120,549	(13,503)
Change in the fair value of derivative liability	-	(1,380,600)
Remeasurement (gain) loss on translation of foreign subsidiary	(50,825)	54,345
Non cash implied interest	73,763	114,213
Write-off of inventory	-	180,122
Loss on sale of assets	2,877	-
Changes in operating assets and liabilities:
Accounts receivable	(2,085,778)	1,734,466
Inventory	(1,449,425)	(547,295)
Prepaid expense and other current assets	205,351	(1,051,168)
Deferred revenue	(32,942)	36,000
Accounts payable and accrued liabilities	(1,289,534)	(438,530)
Net cash (used in) provided by operating activities	(831,070)	6,038,620

Cash Flows from Investing Activities
Payments for acquisition of fixed assets	(153,021)	(302,227)
Restricted cash	(39,071)	507,084
Cash received from sale of assets	6,199	-
Payments for brand development fees	(1,761,935)	-
Payment of earn out liability	-	(2,551,500)
Net cash used in investing activities	(1,947,828)	(2,346,643)

Cash Flows from Financing Activities
Proceeds from notes payable	10,000,000	-
Repayment of notes payable	(7,456,250)	(4,831,250)
Payment of debt issuance cost	(452,869)	-
Proceeds from sale of common stock	220,000	-
Net cash provided by (used in) financing activities	2,310,881	(4,831,250)

Effect of exchange rate on cash and cash equivalents	(94,011)	16,022
Net decrease in cash and cash equivalents	(562,028)	(1,123,251)

Cash and Cash Equivalents, beginning of year	2,517,642	3,640,893

The accompanying notes are an integral part of these consolidated financial statements

Cash and Cash Equivalents, end of year	$1,955,614	$2,517,642

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$842,248	$1,488,123
Income taxes	$1,194,233	$864,864

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Reallocation of goodwill related to acquisition of Factor Nutrition to intellectual property	$-	$450,000
Reallocation of goodwill related to acquisition of Breakthrough Products, Inc. to intellectual property	$-	$150,000
Reallocation of non-compete agreement related to acquisition of Breakthrough Products, Inc. to goodwill	$-	$50,000
Adjusting the value of goodwill for the value of shares issued related to acquisition of Breakthrough Products, Inc.	$-	$1,170,000
Reallocation of blogger database and intellectual property related to acquisition of Nomadchoice Pty Ltd. to customer database	$-	$215,000
Common stock to be issued now issued	$56,250	$68,000
Cancellation of common stock	$-	$125,000
Common stock issued for the acquisition of assets of Per-fekt	241,396	-
Common stock issued in conjunction with cancellation of warrants and options issued concurrent with debt	$-	$1,456,492
Adjustment of accounts receivable and payables created during acquisition of Neuragen	$-	$24,592
Inventory written-off and adjusted against accounts receivable and payables created during acquisition of Neuragen	$-	$48,949

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

Synergy is the sole owner of six subsidiaries: Neuragen Corp., Breakthrough Products, Inc., NomadChoice Pty Ltd., Synergy CHC Inc., Sneaky Vaunt Corp., and The Queen Pegasus Corp., and the results have been consolidated in these statements.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. At December 31, 2017 and 2016 significant estimates included are assumptions about collection of accounts receivable, useful life of fixed and intangible assets, impairment analysis of goodwill and intangible assets, estimates used in the fair value calculation of stock based compensation, beneficial conversion feature and derivative liability on warrants using Black-Scholes Model.

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. As of December 31, 2017, and 2016, the Company had no cash equivalents. The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (FDIC) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At December 31, 2017 and 2016, the uninsured balances amounted to $1,557,373 and $2,038,985, respectively.

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

Intangible Assets

We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization except intellectual property of $1,450,000 acquired as part of an Asset Purchase Agreement entered into with Factor Nutrition Labs LLC on January 22, 2015 and $10,000 acquired as part of an Asset Purchase Agreement entered into with Perfekt Beauty Holdings LLC and CDG Holdings, LLC on June 21, 2017. Intangible assets are amortized on a straight line basis over the useful lives. As of December 31, 2017, our qualitative analysis of intangible assets with indefinite lives did not indicate any impairment.

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

Indicators of impairment include significant underperformance relative to historical or projected future operating results, significant changes in our use of the assets or in our business strategy, loss of or changes in customer relationships and significant negative industry or economic trends. When indications of impairment arise for a particular asset or group of assets, we assess the future recoverability of the carrying value of the asset (or asset group) based on an undiscounted cash flow analysis. If carrying value exceeds projected, net, undiscounted cash flows, an additional analysis is performed to determine the fair value of the asset (or asset group), typically a discounted cash flow analysis, and an impairment charge is recorded for the excess of carrying value over fair value. As of December 31, 2017, our qualitative analysis of long-lived assets did not indicate any impairment. During the year ended December 31, 2016, the Company fully impaired related intangible assets and charged to operations impairment loss of $193,750.

Goodwill

An asset purchase is accounted for under the purchase method of accounting. Under that method, assets and liabilities of the business acquired are recorded at their estimated fair values as of the date of the acquisition, with any excess of the cost of the acquisition over the estimated fair value of the net tangible and intangible assets acquired recorded as goodwill. As of December 31, 2017, our qualitative analysis of goodwill did not indicate any impairment. However, as of December 31, 2016, our review of goodwill related to one of our subsidiaries did indicate that the carrying amount of the asset may not be recoverable. During the year ended December 31, 2016, the Company fully impaired related goodwill and charged to operations an impairment loss of $1,983,160.

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

Deferred Revenue

Deferred revenue results from transactions in which the Company has been paid for products by customers, but for which all revenue recognition criteria have not yet been met. Once all revenue recognition criteria have been met, the deferred revenues are recognized.

Accounts receivable

Accounts receivable are generally unsecured. The Company establishes an allowance for doubtful accounts receivable based on the age of outstanding invoices and management’s evaluation of collectability. Accounts are written off after all reasonable collection efforts have been exhausted and management concludes that likelihood of collection is remote. Any future recoveries are applied against the allowance for doubtful accounts. As of both December 31, 2017, and 2016, allowance for doubtful accounts was $0.

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

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under ASC subtopic 260-10, Earnings Per Share. Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted earnings per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock (using the “treasury stock” method), unless their effect on net income per share is anti-dilutive. As of December 31, 2017 and 2016, options to purchase 8,666,667 and 6,300,000 shares of common stock, respectively, were outstanding. As of both December 31, 2017 and 2016, warrants to purchase 1,000,000 shares of common stock were outstanding.

The following securities were not included in the computation of diluted net earnings per share as their effect would have been antidilutive due to the respective exercise prices being greater than the market price of the Company’s common stock on the dates shown:

	December 31, 2017	December 30, 2016

Options to purchase common stock	8,666,667	6,300,000
Warrants to purchase common stock	1,000,000	1,000,000
	9,666,667	7,300,000

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

As of December 31, 2017, the Company has determined that there were no assets or liabilities measured at fair value.

Inventory

Inventory consists of raw materials, components and finished goods. The Company’s inventory is stated at the lower of cost (FIFO cost basis) or net realizable value. Finished goods include the cost of labor to assemble the items.

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

Related parties

Parties are considered to be related to the Company if the parties that, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. All transactions with related parties are recorded at fair value of the goods or services exchanged.

Segment Reporting

Segment identification and selection is consistent with the management structure used by the Company’s chief operating decision maker to evaluate performance and make decisions regarding resource allocation, as well as the materiality of financial results consistent with that structure. Based on the Company’s management structure and method of internal reporting, the Company has one operating segment. The Company’s chief operating decision maker does not review operating results on a disaggregated basis; rather, the chief operating decision maker reviews operating results on an aggregated basis.

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

The effective date for ASU 2016-10 is the same as the effective date of ASU 2016-08 and ASU 2014-09 as amended by ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within those years. Effective January 1, 2018, the Company will adopt the requirements of Topic 606 using the modified retrospective method. Upon adoption, the Company will recognize the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. Using the modified retrospective method of adoption, the comparative information for periods prior to 2018 will not be restated and instead will continue to be reported under the accounting standards in effect for those periods.

The Company anticipates that the adoption of the new standard will not result in a material difference between the recognition of revenue under Topic 606 and prior accounting standards. For the majority of the Company’s net sales, revenue will continue to be recognized when products are shipped from our distribution facilities, or when received by the customers, depending upon the terms of the contract. In addition, to meet the disaggregation disclosure requirements under Topic 606, the Company anticipates its disclosure of revenue disaggregation will be by major product group, geographic area and major sales channels.

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

Note 3 – Acquisitions

Asset Purchase Agreement with Factor Nutrition Labs, LLC:

On January 22, 2015 (the “Closing Date”), the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Factor Nutrition Labs, LLC, a Delaware limited liability company (the “Seller”), Vita Partners, LLC, RPR Partners, LLC, and Thor Associates, Inc. (each a “Principal Owner”). Pursuant to the Purchase Agreement, the Company purchased all of the assets of the Seller’s line of business and products called FOCUS Factor (the product plus the business related to the product is collectively referred to as the “Focus Factor Business”) and assumed the accounts payable and contractual obligations of the Focus Factor Business for an aggregate purchase price of $6.0 million, with $4.5 million paid on the Closing Date, and $750,000 to be paid on or before January 20, 2016 and an additional $750,000 to be paid on or before January 20, 2017, both of which payments were made on a timely basis.

Distribution Agreement

On January 22, 2015, the Company and Knight Therapeutics (Barbados) Inc. (“Knight”) entered into a Distribution, License and Supply Agreement (the “Distribution Agreement”), pursuant to which the Company granted to Knight an exclusive license to commercialize FOCUSFactor, FOCUSFactor Kids and Synergy Strip and all improvements thereto (together the “Licensed Products”) and appointed Knight as the exclusive distributor to offer to sell and sell the Licensed Products in Canada, and, at Knight’s election, one or more of Israel, Russia, and Sub-Saharan Africa. The Distribution Agreement provides that Knight may sublicense its rights or use sub-distributors under the Distribution Agreement on terms consistent with the terms of the Distribution Agreement. During the term of the Distribution Agreement, Knight agrees to obtain from the Company all its requirements for the Licensed Products and the Company agrees to supply the Licensed Products at its adjusted production cost plus a designated percentage and any applicable taxes.

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

On December 23, 2016, we entered into a FOCUSFactor Distribution Agreement (Canada) with Knight whereas the Company was appointed the exclusive Third Party distributor or FOCUSFactor products in Canada. In conjunction with this agreement, we are required to pay Knight a distribution amount equal to 30% of gross sales on revenue generated from direct sales and 5% of gross sales on revenue generated from retail sales. This distribution agreement has a minimum amount due of $100,000 Canadian, annually.

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
$6,000,000

During the first quarter of 2016, the Company consulted with a valuation professional to assist in determining the fair value of the identifiable FOCUSfactor intangible assets. As a result of this work, the Company increased the amount allocated to the FOCUSfactor indefinite-lived brand and patent by $450,000 and reduced the amount recorded to goodwill by an identical amount. This adjustment had no effect on the income statement for the year ended December 31, 2015. The Company believes that the restated amount of $1,450,000 properly states the fair value of the FOCUSfactor brand and patent.

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
$6,000,000

The Customer relationships, the non-compete and the non-solicitation provisions will be amortized over their estimated useful lives of 5 years. Intellectual property is not amortized and will be tested for impairment. During each of the years ended December 31, 2017 and 2016, the Company charged to operations amortization expense of $408,206.

The purchase price allocated to the acquisition of the assets of Factor Nutrition Labs, LLC is made up as follows:

Amount
Cash payment made on January 22, 2015	$4,500,000
Cash payment made on January 20, 2016	750,000
Cash payment made on January 20, 2017	750,000
Total	$6,000,000

Asset Purchase Agreement with Knight Therapeutics Inc.:

On June 26, 2015 (the “Closing Date”), Neuragen Corp., a Delaware corporation (“Neuragen”) and our wholly owned subsidiary, entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Knight Therapeutics Inc., a Canadian corporation (“Knight Canada”). Pursuant to the Purchase Agreement, Neuragen purchased the U.S. rights related to an innovative OTC product that helps relieve pain caused by diabetic nerve damage (the “Purchased Assets”) for an aggregate purchase price of $1.2 million, with (i) $250,000 paid on the Closing Date, (ii) $250,000 to be paid on or before June 30, 2016, (iii) $700,000 to be paid in quarterly installments (beginning with the quarter ending September 30, 2015) equal to the greater of $12,500 or 5% of U.S. net sales, and (iv) 2% of U.S. net sales of Neuragen for 60 months thereafter. The payment of such amounts is secured by a security interest in certain assets, undertakings and property (“Collateral”) pursuant to the Security Agreement, which will be released upon receipt of total payments of $1.2 million (collectively, “Total Consideration”). The Company has recorded present value of future payments of $282,240 and $290,947 as of December 31, 2017 and 2016, respectively. The Company has recorded interest expense of $41,292 and $59,358 for the years ended December 31, 2017 and 2016, respectively.

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
$769,217

The intangible property and license agreement will be amortized over their estimated useful lives of 5 years. During each of the years ended December 31, 2017 and 2016, the Company charged to operations amortization expense of $141,311.

Contribution Agreement with Hand MD Corp.:

On August 18, 2015 (the “Closing Date”), we entered into a Contribution Agreement with Hand MD Corp., a Delaware corporation, whereby we contributed to Hand MD Corp. 2,142,857 shares of our common stock in exchange for 50% of Hand MD Corp.’s outstanding capital securities valued at $0.70 per share. Simultaneously, Hand MD, LLC, a California limited liability company, entered into a Contribution Agreement with Hand MD Corp., the principal owners of Hand MD, LLC, and us whereby Hand MD LLC contributed to Hand MD Corp. all of its right, title and interest in its intellectual property associated with skincare, nail care and nail polish products (the “Hand MD Business”) in exchange for the other 50% of Hand MD Corp.’s outstanding capital securities. In the Contribution Agreement among Hand MD Corp., Hand MD, LLC, the principal owners of Hand MD, LLC and us, Hand MD, LLC and its principal owners agreed to not compete or solicit customers or employees for five years. As part of the transaction, we also purchased from Hand MD Corp. all inventory related to the Hand MD Business for approximately $106,000. The Company has recorded 50% of the present value of future royalty payments of $221,222 and $313,752 as of December 31, 2017 and 2016, respectively.

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
$1,500,000

The intangible property and license agreement will be amortized over their estimated useful lives of 5 years. During each of the years ended December 31, 2017 and 2016, the Company charged to operations amortization expense of $354,135.

Stock Purchase Agreement with Breakthrough Products, Inc.:

On November 12, 2015 (the “UrgentRx Closing Date”), we entered into a Stock Purchase Agreement (the “UrgentRx SPA”) with Breakthrough Products, Inc., a Delaware corporation (“Breakthrough”), URX ACQUISITION TRUST, a Delaware statutory trust, (the “Trust”), Jordan Eisenberg, the chief executive officer and a shareholder of Breakthrough (“Eisenberg”), and the other shareholders of Breakthrough (Eisenberg and such other shareholders collectively referred to as the “UrgentRx Sellers”) for the purchase of all the issued and outstanding capital stock of Breakthrough for 6,000,000 shares of our common stock (“UrgentRx Equity Consideration”). Breakthrough is engaged in the business of developing and selling treatments for headache, heart burn, allergy attack, ache and pain and upset stomach in the form of powders (“UrgentRx”).

In addition to the UrgentRx Equity Consideration, we agreed to pay a royalty to the Trust, for the benefit of the UrgentRx Sellers, equal to 5% of gross sales of the UrgentRx following the first $5,000,000 in gross sales by the UrgentRx Products, on a quarterly basis for a period of seven years from the UrgentRx Closing Date.

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

During the second quarter of 2016, the Company consulted with a valuation professional to assist in determining the fair value of the identifiable Breakthrough Products, Inc.’s intangible assets. As a result of this work, the Company increased the amount allocated to the UrgentRx patent by $150,000, decreased the amount allocated to a Non-Compete agreement by $50,000 and reduced the amount recorded to goodwill by the identical amounts. In addition, it was determined that an incorrect stock price was used to calculate the purchase price of the transaction. As a result of this determination, the Company decreased Additional Paid In Capital and Goodwill by $1,170,000. These adjustments had no effect on the income statement for the year ended December 31, 2015. The Company believes that these restated amounts properly state the fair value of the Breakthrough Products, Inc. transaction.

The final allocation of the purchase price to the assets acquired and liabilities assumed based on the independent valuation is as follows:

Assets
Cash	$2,298,619
Accounts receivable	(68,976)
Inventory	234,709
Prepaid expenses	57,569
Intellectual property	250,000
Non-compete provision	-
Goodwill	1,983,160
Liabilities
Accounts Payable	(741,822)
Accrued Expenses	(2,202,848)
$1,810,411

The Intellectual property will be amortized over its estimated useful live of 5 years and the non-compete provision will be amortized over its term of 3 years. During the years ended December 31, 2017 and 2016, the Company charged to operations amortization expense of $0 and $51,667, respectively.

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

In addition to the Cash Consideration and the Flat Tummy Tea Equity Consideration, we have also agreed to pay the Flat Tummy Tea Seller certain earn-out payments of up to $3,500,000 (AUD) in aggregate upon certain EBITDA thresholds are met as of June 30, 2016, as described in the Flat Tummy Tea SPA. This full earn-out payment was distributed on March 4, 2016.

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
$7,095,700

During second quarter of 2016, the Company consulted with a valuation professional to assist in determining the fair value of the identifiable NomadChoice’s intangible assets. As a result of this work, the Company increased the amount allocated to the Customer Database by $215,000, decreased the amount allocated to Intellectual Property by $100,000 and decreased the amount allocated to the Blogger Database by $115,000. These adjustments had no effect on the income statement for the year ended December 31, 2015. The Company believes that these restated amounts properly state the fair value of the TPR Investments Pty Ltd. transaction.

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
$7,095,700

The Blogger Database, Customer Database, Intellectual property and non-compete provision will be amortized over its estimated useful lives of 5 years. During each of the years ended December 31, 2017 and 2016, the Company charged to operations amortization expense of $170,000.

The purchase price allocated to the acquisition of the assets of NomadChoice is made up as follows:

Amount
Cash	$2,848,800
Stock issued at closing	1,750,000
Earn-out payment	2,496,900
Total	$7,095,700

Asset Purchase Agreement with Perfekt Beauty Holdings LLC and CDG Holdings, LLC:

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

As additional consideration, the Company will pay quarterly royalties equal to 5% of net sales for 10 years following the closing date. The purchase price was subject to adjustment as provided in the Purchase Agreement, based on the final amounts of accounts payable, accounts receivable and new and unsold inventory.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the TCJA), which significantly modified U.S. corporate income tax law, was signed into law by President Trump. The TCJA contains significant changes to corporate income taxation, including but not limited to the reduction of the corporate income tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and generally eliminating net operating loss carrybacks, allowing net operating losses to carryforward without expiration, one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits (including changes to the orphan drug tax credit and changes to the deductibility of research and experimental expenditures that will be effective in the future). Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain, including to what extent various states will conform to the newly enacted federal tax law.

The Company has not recorded the necessary provisional adjustments in the financial statements in accordance with its current understanding of the TCJA and guidance currently available as of this filing. But is reviewing the TCJA’s potential ramifications.

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

Income tax expense for the years ended December 31, 2017 and 2016 was $289,811 and $944,358, respectively, due to Foreign Income Tax relating to NomadChoice in Australia.

The table below summarizes the differences between the U.S. statutory federal rate and the Company’s effective tax rate for the years ended December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
U.S. Statutory Rate	34%	34%
U.S. effective rate in excess of AU/CA rate	(1)%	(1)%
U.S. valuation allowance	(34)%	(34)%
Foreign Tax - Australia/Canada	40%	638%
Total provision for income taxes	39%	637%

The Company has deferred tax assets, which have been fully reserved, as follows as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Deferred tax assets	$7,174,556	$12,950,124
Valuation allowance for deferred tax assets	(7,174,556)	(12,950,124)
Net deferred tax assets	$-	$-

Taxes accrued and paid for the tax year December 31, 2016 are attributable to NomadChoice Pty, Ltd., the Company’s wholly-owned subsidiary which is subject to income taxes in Australia, the jurisdiction in which it operates. Tax expense was $289,811 and $944,358 for 2017 and 2016, respectively. The effective tax rate is attributable to the Company’s world wide income/(loss) as it relates to the income tax expense due in Australia.

The “TCJA” added a one-time taxation of offshore earnings for the period ending December 31, 2017 (IRC Sec. 965), regardless of whether they are repatriated (“Deemed Repatriation”). The Company anticipates the one-time taxation of offshore earnings relating to its foreign subsidiaries is applicable for the 2017 year end. The Company is reviewing its potential tax liability at December 31, 2017, but has not fully completed the view. It is anticipated that such amount will not be a material amount at December 31, 2017.

The Company also has net operating loss carryforwards of approximately $33,634,744 and $32,720,733 (United States and Canada) included in the deferred tax asset table above for 2017 and 2016, respectively, the majority attributable to the acquisition of Breakthrough Products, Inc. However, due to limitations of carryover attributes and separate return limitation year rules, it is unlikely the company will benefit from the NOL’s and thus Management has determined a 100% valuation reserved is required. Further, the Company has not completed an evaluation of the NOL’s attributable to Breakthrough Products, Inc. at the date of this report.

The total deferred tax asset is calculated by multiplying a domestic (US) 21 percent marginal tax rate for 2017 and 36 percent marginal tax rate for 2016 by the cumulative Net Operating Loss Carryforwards (“NOL”).The Company currently has net operating loss carryforwards approximately aggregating $33,634,744 and $32,720,733 for 2017 and 2016, respectively, which expire through 2035. The deferred tax asset related to the NOL carryforwards Management has determined based on all the available information that a 100% Valuation reserve is required.

For U.S. purposes, the Company has not completed its evaluation of NOL utilization limitations under Internal Revenue Code, as amended (the “Code”) Section 382, change of ownership rules. If the Company has had a change in ownership, the NOL’s would be limited as to the amount that could be utilized each year, based on the Code.

Note 5 – Accounts Receivable

Accounts receivable, net of allowances for sales returns and doubtful accounts, consisted of the following:

	December 31, 2017	December 31, 2016
Trade accounts receivable	$4,333,608	$2,195,391
Less allowances	-	-
Total accounts receivable, net	$4,333,608	$2,195,391

During each of the years ended December 31, 2017 and 2016, the Company charged $0 to bad debt expense.

Note 6 – Prepaid Expenses

At December 31, 2017 and 2016, prepaid expenses consisted of the following:

	December 31, 2017	December 31, 2016
Advances for inventory	$206,973	$188,980
Components	104,668	-
Media production	109,388	207,555
Insurance	41,548	70,392
Trade shows	17,150	46,700
Deposits	44,841	6,228
Consultants	-	15,000
Rent	19,500	15,452
Promotion - Bloggers	246,592	426,220
License agreement	158,333	258,333
Software subscriptions	20,513	88,782
Rebranding	32,841	-
Clinical research	47,490	-
Advertising	2,500	-
Promotions	37,500	-
Miscellaneous	53,414	24,960
Total	$1,143,251	$1,348,602

Note 7 – Concentration of Credit Risk

Cash and cash equivalents

The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (FDIC) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At December 31, 2017 and 2016, the uninsured balance amounted to $1,557,373 and $2,038,985, respectively.

Accounts receivable

As of December 31, 2017 and 2016, three customers accounted for 88% and 91%, respectively, of the Company’s accounts receivable.

Major customers

For the year ended December 31, 2017, two customers accounted for approximately 42% of the Company’s net revenue. For the year ended December 31, 2016, three customers accounted for approximately 34% of the Company’s net revenue. Substantially all of the Company’s business is with companies in the United States.

Major suppliers

For each of the years ended December 31, 2017 and 2016, our products were made by the following suppliers:

FOCUSfactor	Atrium Innovations - Pittsburgh, PA	Vit-Best Nutrition, Inc. - Tustin, CA
Flat Tummy Tea	Caraway Tea Company, LLC - Highland, NY
Neuragen	C-Care, LLC - Linthicum Heights, MD
UrgentRx	Capstone Nutrition - Ogden, UT
Hand MD	HealthSpecialty - Santa Fe Springs, CA
Sneaky Vaunt	Dongguan Jingrui - China
The Queen Pegasus	Skin Actives - Gilbert, AZ
The Queen Pegasus	Ningbo Beautiful Daily Cosmetics - Zhejiang, China

It is the opinion of management that the products can be produced by other manufacturers and the choice to utilize these suppliers is not a significant concentration.

Note 8 – Inventory

Inventory consists of finished goods, components and raw materials. The Company’s inventory is stated at the lower of cost (FIFO cost basis) or market.

The carrying value of inventory consisted of the following:

	December 31, 2017	December 31, 2016
Finished goods	$1,507,344	$474,420
Components	1,197,228	431,241
Inventory in transit	45,188	104,500
Raw Materials	92,616	92,616

Total inventory	$2,842,376	$1,102,777

As of January 22, 2015, inventory was pledged to Knight under the Loan Agreement (see note 12). As of December 31, 2017 and 2016, $45,188 and $104,500, respectively, of the Company’s inventory was in transit.

Note 9 – Fixed Assets and Intangible Assets

As of December 31, 2017 and 2016, fixed assets and intangible assets consisted of the following:

	December 31, 2017	December 31, 2016

Property and equipment	$437,358	$308,084
Less accumulated depreciation	(144,153)	(50,698)
Fixed assets, net	$293,205	$257,386

Depreciation expense for the years ended December 31, 2017 and 2016 was $108,126 and $44,480, respectively.

	December 31, 2017	December 31, 2016

FOCUSfactor intellectual property	$1,450,000	$1,450,000
Per-fekt intellectual property	10,000	-
Intangible assets subject to amortization	7,134,952	5,373,017
Less accumulated amortization and impairment	(3,062,742)	(1,677,583)
Intangible assets, net	$5,532,210	$5,145,434

Amortization expense for the years ended December 31, 2017 and 2016 was $1,385,159 and $1,126,298, respectively. Impairment of intangible assets for the year ended December 31, 2016 was $193,750. These intangible assets were acquired through the Asset Purchase Agreement and the Stock Purchase Agreements disclosed in Note 3.

The estimated aggregate amortization expense over each of the next five years is as follows:

2018	$1,661,798
2019	1,661,640
2020	748,663
2021	8

Note 10 – Related Party Transactions

The Company accrued and paid consulting fees of $41,250 per month through April 2017 and $57,917 per month through December 2017, accounting fees of $12,500 per month and rent of $1,500 per month to a company owned by Mr. Jack Ross, Chief Executive Officer of the Company. The Company expensed $796,336 and $481,215, respectively during 2017 and 2016 as consulting fees, and made payments totaling $796,336 and $481,215 towards services to an entity owned and controlled by an officer and shareholder of the Company for the year ended December 31, 2017 and 2016. The Company also paid out a bonus of $525,000 during 2017. As of December 31, 2017 and 2016, the total outstanding balance was $0.

On January 22, 2015, the Company entered into a Loan Agreement with Knight Therapeutics (Barbados) Inc., a related party, for the purchase of the Focus Factor assets. At December 31, 2017 and 2016, the Company owed Knight $559,243 and $2,752,639, respectively, on this loan, net of discount (see Note 12).

On June 26, 2015, the Company entered into a Security Agreement with Knight Therapeutics, Inc., through its wholly owned subsidiary Neuragen Corp., for the purchase of Knight Therapeutics, Inc.’s assets. At December 31, 2017 and 2016, the Company owed Knight $575,000 and $625,000 in relation to this agreement (see Note 12).

On August 18, 2015, the Company entered into a Consulting Agreement with Kara Harshbarger, the co-founder of Hand MD, LLC, pursuant to which she will provide marketing and sales related service. The Company will pay Ms. Harshbarger $10,000 a month for one year unless the Consulting Agreement is terminated earlier by either party. The Company decided to extend the contract on a month to month basis. Hand MD, LLC is a 50% owner in Hand MD Corp. The Company expensed $120,000 through payroll for each of the years ended December 31, 2017 and 2016. As of December 31, 2017 and 2016, the total outstanding balance was $0.

On November 12, 2015, the Company entered into a Loan Agreement with Knight Therapeutics (Barbados) Inc., a related party, for the purchase of NomadChoice Pty Limited and Breakthrough Products, Inc. At December 31, 2017 and 2016, the Company owed Knight $0 and $3,680,162, respectively, on this loan, net of discount (see Note 12).

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

On December 23, 2016, we entered into an agreement with Knight Therapeutics for the distribution rights of FOCUSFactor in Canada. In conjunction with this agreement, we are required to pay Knight a distribution fee equal to 30% of gross sales for sales achieved through a direct sales channel and 5% of gross sales for sales achieved through retail sales. The minimum due to Knight under this agreement is $100,000 Canadian dollars. As of December 31, 2017, the total outstanding balance was $100,000 Canadian dollars.

On August 9, 2017, the Company entered into a Loan Agreement with Knight Therapeutics (Barbados) Inc., a related party, for a working capital loan. At December 31, 2017, the Company owed Knight $9,110,030 on this loan, net of debt issuance cost (see Note 10).

The Company expensed royalty of $117,722 for the year ended December 31, 2017. At December 31, 2017 Sneaky Vaunt Corp., a subsidiary of the Company, owed Knight Therapeutics $4,608 in connection with a royalty distribution agreement.

The Company expensed commissions of $172,579 for the year ended December 31, 2017. At December 31, 2017 Sneaky Vaunt Corp., a subsidiary of the Company, owed Founded Ventures, owned by a shareholder in the Company, $2,581 in connection with a commission agreement. The Company paid a development fee for the brand, Sneaky Vaunt, in the amount of $761,935 for the year ended December 31, 2017.

The Company expensed commissions of $13,952 for the year ended December 31, 2017. The Company paid a development fee for the brand, The Queen Pegasus, in the amount of $1,000,000 for the year ended December 31, 2017. At December 31, 2017, The Queen Pegasus, a subsidiary of the Company, owed Founded Ventures $1,462 in connection with a commission agreement.

The Company expensed royalty of $24,227 for the year ended December 31, 2017. At December 31, 2017 The Queen Pegasus, a subsidiary of the Company, owed Knight Therapeutics $10,274 in connection with a royalty distribution agreement.

The Company paid $125,000 for the year ended December 31, 2017 to Hand MD, Corp, related to a royalty agreement. At December 31, 2017, the Company owed Hand MD Corp. $250,000 in minimum future royalties.

The Company expensed royalty of $380,166 and $543,881 for the years ended December 31, 2017 and 2016, respectively. At December 31, 2017 and 2016, NomadChoice Pty Ltd., a subsidiary of the Company owed Knight Therapeutics $39,682 and $87,678, respectively, in connection with a royalty distribution agreement (see Note 3).

Note 11 – Accounts Payable and Accrued Liabilities

As of December 31, 2017 and 2016, accounts payable and accrued liabilities consisted of the following:

	December 31, 2017	December 31, 2016
Accrued payroll	$296,491	$275,913
Accrued legal fees	96,017	37,546
Commissions	178,286	-
Manufacturers	2,147,751	1,459,460
Promotions	897,925	1,244,480
Returns allowance	-	860,126
Professional Fees	45,921	-
Accounting Fees	19,681	-
Rent	19,500	-
Customers	106,395	401,594
Interest	147,000	31,079
Royalties, related party	138,143	87,677
Warehousing	10,388	19,080
Others	225,050	141,964
Total	$4,328,548	$4,558,919

Note 12 – Notes Payable

The Company’s loans payable at December 31, 2017 and 2016 are as follows:

	December 31, 2017	December 31, 2016

Loans payable	$10,344,739	$7,634,697
Unamortized debt discount	-	-
Unamortized debt issuance cost	(393,227)	(163,549)
Total	9,951,512	7,471,148
Less: Current portion	(2,487,233)	(6,640,903)
Long-term portion	$7,464,279	$830,245

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

The Company also recorded deferred financing costs of $289,045 with respect to the above loan. The Company recognized amortization of deferred financing costs of $56,605 and $92,976 during the years ended December 31, 2017 and 2016, respectively. Unamortized debt issuance cost as of December 31, 2017 amounted to $3,257.

The Company recognized and paid interest expense of $293,238 and $625,359 during the years ended December 31, 2017 and 2016, respectively. Accrued interest expense was $0 as of both December 31, 2017 and 2016. Loan payable balance was $562,500 and $2,812,500 as of December 31, 2017 and 2016, respectively.

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

$1,500,000 January 22, 2015 Loan:

On January 22, 2015, the Company issued a 0% promissory note in a principal amount of $1,500,000 in connection with an Asset Purchase Agreement (see note 1). The note has a maturity date of January 20, 2017, with $750,000 to be paid on or before January 20, 2016 and an additional $750,000 to be paid on or before January 20, 2017. Loan payable balance was $0 and $750,000 as of December 31, 2017 and 2016, respectively. The loan was paid in full in January 2017.

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

The Company also recorded deferred financing costs of $10,486 with respect to the above agreement. The Company recognized amortization of deferred financing costs of $2,600 and $5,243 during the years ended December 31, 2017 and 2016, respectively. Unamortized debt issuance cost as of December 31, 2017 amounted to $0. The Company recorded present value of future payments of $282,240 and $290,947 as of December 31, 2017 and 2016, respectively. The Company recorded interest expense of $41,292 and $59,358 for the year ended December 31, 2017 and 2016, respectively. The Company made payments of $50,000 during 2017 and $300,000 during 2016.

$5,500,000 November 12, 2015 Loan:

On November 12, 2015, we entered into a First Amendment to Loan Agreement (“First Amendment”) with Knight, pursuant to which Knight agreed to loan us an additional $5.5 million, and which amount was borrowed at closing (the “Financing”) for the purpose of acquiring Breakthrough Products, Inc. and NomadChoice Pty Limited through Stock Purchase Agreements. At closing, we paid Knight an origination fee of $110,000 and a work fee of $55,000 and also paid $24,000 of Knight’s expenses associated with the Loan. The Loan bears interest at a rate of 15% per year. The interest rate will decrease to 13% if we meet certain equity-fundraising targets. The New Loan Agreement matured on November 11, 2017 and was fully paid.

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

The Company also recorded deferred financing costs of $233,847 with respect to the above loan. The Company recognized amortization of deferred financing costs of $101,088 and $117,083 during the years ended December 31, 2017 and 2016, respectively. Unamortized debt issuance cost as of December 31, 2017 amounted to $0.

The Company recognized interest expense of $252,515 and $767,904 during the years ended December 31, 2017 and 2016, respectively. Accrued interest expense was $0 and $31,079 as of December 31, 2017 and 2016, respectively. The principal balance outstanding at December 31, 2017 and 2016 was $0 and $3,781,250, respectively.

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

$10,000,000 August 9, 2017 Loan:

On August 9, 2017, we entered into a Second Amendment to Loan Agreement (“Second Amendment”) with Knight, pursuant to which Knight agreed to loan us an additional $10 million, and an ongoing credit facility of up to $20 million, and which amount was borrowed at closing (the “Financing”) for working capital purposes. At closing, we paid Knight an origination fee of $200,000 and a work fee of $100,000 and also paid $100,000 of Knight’s expenses associated with the Loan. The Loan bears interest at 10.5% per annum. The new Loan Agreement matures on August 8, 2020.

The Company also recorded deferred financing costs of $452,869 with respect to the above loan. The Company recognized amortization of deferred financing costs of $62,898 during the year ended December 31, 2017. Unamortized debt issuance cost as of December 31, 2017 amounted to $389,970.

The Company recognized interest expense of $412,417 during the year ended December 31, 2017. Accrued interest was $147,000 as of December 31, 2017. Loan balance at December 31, 2017 was $9,500,000.

Note 13 – Stockholders’ Equity

As of December 31, 2015, the Company committed to issue common stock valued at $68,000 for services rendered. During 2016, 213,742 shares of the Company’s common stock were issued valued at $0.32 per share.

During the year ended December 31, 2016, the Company issued 71,248 shares of its common stock valued at $0.70 per share for services rendered.

During the year ended December 31, 2016, the Company cancelled 713,767 shares of its common stock valued at $125,000 in conjunction with an agreement with a former shareholder. The Company committed to issue 125,000 shares to former shareholders valued at $56,250 recorded as settlement expense during the year. These shares were issued during 2017.

During the year ended December 31, 2016, the Company issued 7,500,000 shares of its common stock valued at $1,456,492 in conjunction with an agreement to cancel all outstanding stock warrants and options issued along with the loans payable to the lender.

 During the year ended December 31, 2017, the Company issued 473,326 shares of its common stock valued at $0.51 per share in accordance with an asset purchase agreement entered into with Perfekt Beauty Holdings, LLC and CDG Holdings, LLC, in exchange for assets and liabilities related to the Per-fekt brand.

During the year ended December 31, 2017, the Company sold 400,000 shares of its common stock valued at $220,000 to an employee of the Company.

During the year ended December 31, 2017, the Company issued 100,000 shares of its common stock valued at $55,000 to an employee of the Company.

As of December 31, 2017 and 2016, there were 89,862,683 and 88,764,357 shares of the Company’s common stock issued and outstanding, respectively.

Note 14 – Commitments and Contingencies

Litigation:

From time to time the Company may become a party to litigation in the normal course of business. Management believes that there are no current legal matters that would have a material effect on the Company’s financial position or results of operations.

Employee Commitments

The Company and Mr. Kadanoff entered into an employment agreement on October 10, 2017 with an initial term of 3 years. In exchange for his service as Chief Financial Officer, Mr. Kadanoff will receive an annual base salary of $450,000. He will receive a signing bonus consisting of: (i) 100,000 shares of the Company’s common stock, and (ii) a cash payment equal to the value of 100,000 shares of the Company’s common stock based on a price of $0.55 per share. He will receive an annual bonus for calendar year 2017 of $37,500. Beginning with calendar year 2018, Mr. Kadanoff will be eligible for an annual target bonus of up to half his base salary. The target bonus will be determined at the discretion of our Board or compensation committee based upon the achievement of financial and other performance-related goals and may be paid in cash or shares of the Company’s common stock.

In connection with his employment, Mr. Kadanoff has committed to purchasing 400,000 shares of our common stock from the Company for a price of $0.55 per share. The Company granted Mr. Kadanoff an option to purchase 1,500,000 shares of the Company’s common stock at an exercise price of $0.55 (the “Initial Option”). The Initial Option will vest in three (3) equal annual installments on the first three anniversaries of Mr. Kadanoff’s Start Date with the Company, provided that Mr. Kadanoff remains employed by the Company on each such date. The Initial Option will expire on the tenth anniversary of the grant date. Subject to the approval by the Board, during each calendar year of Mr. Kadanoff’s employment with the Company beginning with 2018, the Company will grant to him an option to purchase 500,000 shares of the Company’s common stock (such options collectively the “Additional Options”). The exercise price of each Additional Option will be the Fair Market Value of the common stock on the date each such Additional Option is granted. Each Additional Option will expire on the tenth anniversary of the date of grant of such Additional Option. The Additional Options will vest in three (3) equal annual installments on the first three anniversaries of the date of grant of such Additional Option, provided that Mr. Kadanoff remains employed by the Company on each such date. Upon the occurrence of a Change in Control , the vesting of stock options granted to Mr. Kadanoff will be accelerated subject to his continued service to the Company as of such date and provided further that Mr. Kadanoff’s stock options will be treated no less favorably than those of any other senior executive or Chairman of the Company.

The Company and Mr. McCullough entered into an employment agreement on October 17, 2017 (the “Employment Agreement”) with an initial term of 3 years. In exchange for his service as President, Mr. McCullough will receive an annual base salary of $340,000. He will receive a cash signing bonus of $37,500, to be paid on January 1, 2018, and an additional cash signing bonus of $37,500, to be paid on July 1, 2018, provided that he is employed by the Company through such dates. Mr. McCullough will be eligible for an annual bonus of up to twenty-five percent (25%) of his base salary. The annual bonus will be determined at the discretion of our Board or compensation committee based upon the achievement of financial goals established by the Company’s Chief Executive Officer. Mr. McCullough will also be eligible for additional bonus compensation based on the Company’s achievement of certain annual earnings and retail sales goals established each year by the Company’s Chief Executive Officer. Subject to the Company’s achievement of an annual overall earnings goal and certain adjustments in the event of future acquisitions by the Company, Mr. McCullough will be eligible to receive five percent (5%) of all retail sales by the Company in excess of the annual retail sales goal set by the Chief Executive Officer.

The Company granted Mr. McCullough an option to purchase 1,000,000 shares of the Company’s common stock, subject to the approval of the Company’s Board of Directors (the “Option Grant”). The Option Grant will vest in three (3) equal annual installments on the first three anniversaries of Mr. McCullough’s start date with the Company, provided that Mr. McCullough remains employed by the Company on each such date. The Option Grant will be granted under the Company’s 2014 Stock Incentive Plan pursuant to a stock grant agreement between the Company and Mr. McCullough.

Operating leases

In April 2014, a subsidiary entered into an extension of a non-cancellable operating lease for office space that expires on March 31, 2017. Rent expense under this lease for the period from acquisition until December 31, 2015 was $8,923 per month less a $3,010 per month sublease through March 2017. This lease has expired.

On December 8, 2014, a subsidiary entered into a non-cancellable 36 month phone lease with an estimated cost of $894 a month. This lease expired in December 2017.

In December 2015, a subsidiary entered into a non-cancellable operating lease for office space through November 2016. This lease was extended until April 2017 and expired.

In December 2015, the Company entered into a non-cancellable operating lease for office space through December 2016. Rental payments under this lease were $5,500 per month. This lease has expired.

On August 16, 2017, the Company entered into a sublease for office space, effective October 1, 2017 through May 2021. Rent expense under this lease will be $19,500 per month, and increasing annually on June 1.

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2017:

Year ending December 31:
2018	$238,095
2019	245,234
2020	252,591
2021	106,540
2022	-
Total	$842,460

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

On July 4, 2016, the Company granted 500,000 options with an exercise price of $0.70 per share to an employee of the Company. During 2017 333,333 unvested options were cancelled due to termination of employee.

On October 10, 2017, the Company granted 1,000,000 options with an exercise price of $0.70 per share to an employee of the Company.

On October 16, 2017, the Company granted 1,500,000 options with an exercise price of $0.55 per share to an employee of the Company.

On October 18, 2017, the Company granted 200,000 options with an exercise price of $0.70 per share to an employee of the Company.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees and consultants under a stock option plan at December 31, 2017:

	Options Outstanding			Options Exercisable
Exercise Price ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
$0.25 - 0.70	8,666,667	7.21	$0.51	5,941,667	$0.46

The stock option activity for the year ended December 31, 2017 is as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2015	5,000,000	$0.41
Granted	2,300,000	0.50
Exercised	-	-
Expired or canceled	(1,000,000)	(0.25)
Outstanding at December 31, 2016	6,300,000	$0.47
Granted	2,700,000	0.62
Exercised	-	-
Expired or canceled	(333,333)	(0.70)
Outstanding at December 31, 2017	8,666,667	$0.51

Stock-based compensation expense related to vested options was $1,458,850 and $2,200,160 during the years ended December 31, 2017 and 2016, respectively. The Company determined the value of share-based compensation for options vesting during the year ended December 31, 2016 using the Black-Scholes fair value option-pricing model with the following weighted average assumptions: estimated fair value of Company’s common stock of $0.40-0.61, risk-free interest rate of 0.90-1.24%, volatility of 135-160%, expected lives of 3-6 years, and dividend yield of 0%. The Company determined the value of share-based compensation for options vesting during the year ended December 31, 2017 using the Black-Scholes fair value option-pricing model with the following weighted average assumptions: estimated fair value of Company’s common stock of $0.48-0.50, risk-free interest rate of 1.95-1.99%, volatility of 116-117%, expected lives of 10 years, and dividend yield of 0%. Stock options outstanding as of December 31, 2017, as disclosed in the above table, have an intrinsic value of $711,900.

Note 16 – Stock Warrants

The following table summarizes the warrants outstanding and the related prices for the shares of the Company’s common stock at December 31, 2017:

	Warrants Outstanding			Warrants Exercisable
Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
5.00	1,000,000	0.96	5.00	1,000,000	5.00

The warrant activity for the year ended December 31, 2017 is as follows:

	Warrants Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2015	9,132,002	$0.92
Granted	-	-
Exercised	-	-
Expired or canceled	(8,132,002)	(0.42)
Outstanding at December 31, 2016	1,000,000	$5
Granted	-	-
Exercised	-	-
Expired or canceled	-	-
Outstanding at December 31, 2017	1,000,000	$5

Stock warrants outstanding as of December 31, 2017, as disclosed in the above table, have an intrinsic value of $0.

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

Note 18 – Segments

Segment identification and selection is consistent with the management structure used by the Company’s chief operating decision maker to evaluate performance and make decisions regarding resource allocation, as well as the materiality of financial results consistent with that structure. Based on the Company’s management structure and method of internal reporting, the Company has one operating segment. The Company’s chief operating decision maker does not review operating results on a disaggregated basis; rather, the chief operating decision maker reviews operating results on an aggregated basis.

Net sales attributed to customers in the United States and foreign countries for the years ended December 31, 2017 and 2016 were as follows:

	December 31, 2017	December 31, 2016
United States	$32,922,730	$32,010,018
Foreign countries	2,673,305	2,830,376
	$35,596,035	$34,840,394

The Company’s net sales by product group for the years ended December 31, 2017 and 2016 were as follows:

	December 31, 2017	December 31, 2016
Nutraceuticals	$29,903,714	$33,877,529
Over the Counter (OTC)	1,203,034	907,401
Consumer Goods	3,614,090	-
Cosmeceuticals	875,197	55,464
	$35,596,035	$34,840,394

(1) Net sales for any other product group of similar products are less than 10% of consolidated net sales.

Long-lived assets (net) attributable to operations in the United States and foreign countries as of December 31, 2017 and 2016 were as follows:

	December 31, 2017	December 31, 2016
United States	$13,613,043	$13,174,461
Foreign countries	5,612	21,599
	$13,618,655	$13,196,060

Note 19 – Subsequent Events

During 2018, the Company paid its final payment of $562,500 on the $6,000,000 loan relating to the purchase of the Focus Factor brand. The Company also made an additional $500,000 payment on Loan 3.

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

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our management, with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2017.

Based on this evaluation, these officers concluded that, as of December 31, 2017, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting as identified below under the heading “Management’s Report on Internal Control over Financial Reporting.” Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

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

Under the supervision of our chief executive officer (our principal executive officer) and, our chief financial officer (our principal financial officer and principal accounting officer), we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 using the criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at December 31, 2017.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017, we determined that there were control deficiencies that constituted material weaknesses which are indicative of many small companies with small staff, such as:

(1)	inadequate segregation of duties and effective risk assessment; and

(2)	insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both generally accepted accounting principles in the United States and guidelines of the Securities and Exchange Commission.

These control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements could not have been prevented or detected on a timely basis. As a result of the material weaknesses described above, we concluded that we did not maintain effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control Integrated Framework issued by COSO. Our management is currently evaluating remediation plans for the above deficiencies. During the period covered by this annual report on Form 10-K, we have not been able to remediate the remaining weaknesses described above. However, we plan to take steps to enhance and improve the design of our internal control over financial reporting.

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the year ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As a “smaller reporting company,” as defined by Item 10 of the Regulation S-K, we are not required to include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the names of the members of our Board of Directors and executive officers, and the position with the Company held by each.

Name	Age	Title	Tenure

Jack Ross	52	Chief Executive Officer and Director	Since October 2014
Stephen Fryer	79	Director	Since December 2014
Paul SoRelle	61	Director	Since December 2014
Gale Bensussen	70	Director	Since October 2017
Patrick McCullough	53	President	Since October 2017
Jeffrey Kadanoff	46	Chief Financial Officer	Since October 2017

Each director is elected to hold office until the next annual meeting of shareholders and until his/her successor has been qualified and elected. Our President, Chief Executive Officer and Chief Financial Officer serve at the discretion of our Board of Directors. There are no understandings between any of our directors or executive officer or any other person pursuant to which any executive officer or director was or is to be selected as an executive officer or director. Furthermore, there are no family relationships between any director, executive officer, or person nominated or chosen by us to become a director or executive officer.

Background of Executive Officer and Board of Directors

The following is a brief account of the business experience of each director, director nominee and executive officer of the Company.

Jack Ross - Chief Executive Officer and Director

Mr. Ross serves as our Chief Executive Officer and prior to October 2017 served as our President and Chief Financial Officer. Mr. Ross is currently the sole officer and director of Pure Sports Inc., positions he has held since February 2009, the sole officer and director of Gowan Capital Inc., positions he has held since May 2011, the sole officer and director of Synergy Energy Strips World Wide Inc., positions he has held since August 2011, the sole officer and director of Rio e Cigs Inc., positions he has held since December 2011, and the sole officer and director of Kenek Brands Inc., positions he has held since May 2014. From January 2012 to April 2014, Mr. Ross served as the sole officer and director of Synergy Strips Corp., which was acquired by and became a wholly owned subsidiary of the Company in April 2014 (the “Subsidiary”) in connection with the Merger. Other than the Subsidiary, none of these companies are related to or affiliated with the Company. Mr. Ross’s significant leadership experience at various private and public companies led to the conclusion that he should serve as a member of our Board of Directors, in light of our business and structure.

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

Mr. Gale Bensussen - Director

On October 12, 2017, our Board of Directors appointed Gale Bensussen (age: 70) as an independent member of the Board of Directors. Work history; 1/2012 to present, Advisor to North Castle Partners, LLC; 11/2013 to present, President and CEO Doctor’s Best; 5/2016 to present, Chairman Doctor’s Best; 9/2015 to 1/20/17 President and CEO Vit-Best; 1/2017 to present, Chairman of Vit-Best; 10/2017 Director Kingdomway U.S.A. Corp. a wholly owned subsidiary of Kingdomway Group Companies publicly traded on the Shenzen stock exchange. Mr. Bensussen holds a Bachelor’s degree from the University of Southern California and a Juris Doctorate degree from Southwestern University School of Law. There are no related party transactions between Mr. Bensussen and us nor are there any family relationships between Mr. Bensussen and any of our directors or officers. Mr. Bensussen’s considerable experience in one of our main industries led to the conclusion that he should serve as a member of our Board of Directors.

Patrick S. McCullough - President

From 2014 to October 2017, Mr. McCullough served as Chief Commercial Officer of InterHealth Nutraceuticals, Inc., a supplier of nutritional ingredient for use in dietary supplements, which was acquired in September of 2016 by Lonza Group Ltd, a multinational chemicals and biotechnology company based in Switzerland. From 2013 to 2014, Mr. McCullough was a Senior Vice President of Sales for Corr-Jensen Inc., a manufacturer of exercise and weight-loss products and dietary supplements. Prior to Corr-Jensen, Mr. McCullough was the President of Unique Nutritional Supplements, LLC, a dietary supplements company. From 2008 to 2011, Mr. McCullough served as President, Chief Operating Officer, and Vice President of Sales for Natrol LLC, a manufacturer of vitamins and dietary supplements.

Jeffrey Kadanoff - Chief Financial Officer

From February 28, 2014 to October 13, 2017, Mr. Kadanoff was the Chief Financial Officer for Knight Therapeutics Inc, a healthcare company. Prior to that, he served as an independent strategy consultant from April 2013 to February 2014. From September 2011 to March 2013, Mr. Kadanoff was the Vice President of Strategic Planning and Development for Reitmans (Canada) Limited, a retail clothing company. Prior to Reitmans (Canada) Limited, Mr. Kadanoff was a Principal at Bain & Company where he served as a strategy consultant for 14 years. Mr. Kadanoff holds a Bachelor of Engineering degree in Chemical Engineering from McGill University, and a Master of Business Administration from INSEAD.

Legal Proceedings

No director, director nominee, executive officer, or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

CORPORATE GOVERNANCE

Director Independence

As of March 30, 2018, we have four directors. Each director is elected to hold office for a one year period or until the next Annual Meeting of Shareholders and until his/her successor has been qualified and elected following the one year of service. Our common stock is not listed on any exchange. Consequently, no exchange rules regarding director independence are applicable to us. However, we have applied the director independence test of The NASDAQ Capital Market and Mr. Fryer, Mr. SoRelle and Mr. Bensussen are independent directors. Officers serve at the discretion of the Company’s directors. There are no understandings between the director of the Company or any other person pursuant to which any officer or director was or is to be selected as an officer or director.

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

Nominating Committee

We do not have a nominating committee, as we believe the Company is too small to warrant a separate standing nominating committee. Director Jack Ross is responsible for selecting individuals to stand for election as members of our Board of Directors. The Company does not have a policy with regards to the consideration of any director candidates recommended by our stockholders. Our Board of Directors has determined that it is in the best position to evaluate our Company’s requirements as well as the qualifications of each candidate when it considers a nominee for a position on our Board of Directors. If stockholders wish to recommend candidates directly to our Board of Directors, they may do so by communicating directly with Jack Ross, our Chief Executive Officer and the Chairman of our Board of Directors by mail, at Synergy CHC Corp., Attn: CEO, 865 Spring Street, Westbrook, ME 04092, or by telephone at (615) 939-9004.

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

Shareholder Communications

Shareholders may send written communications on the Company’s web site: www.synergychc.com

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company’s executive officers, directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of the Company’s common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms filed by such reporting persons. Based solely upon the Company’s review of such forms furnished to it, the Company believes that during the fiscal year ended December 31, 2017, all of its executive officers, directors, and every person who is directly or indirectly the beneficial owner of more than 10% of any class of the Company’s securities, complied with the filing requirements of Section 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth certain information about compensation paid, earned or accrued for services for each executive officer for the past two fiscal years.

Summary Compensation Table

	Year		Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
Jack Ross	2017	(1)	$0	$0	$0	$0	$0	$0
Chairman and Chief Executive Officer	2016		0	0	0	0	0	0

Patrick S. McCullough (2)	2017		46,923	37,500	0	464,146	0	548,569
President

Jeffrey Kadanoff (3)	2017		71,402	88,931	55,000	688,328	0	903,661
Chief Financial Officer

(1)	Mr. Ross also served as our President and Chief Financial Officer until October 2017.
(2)	Mr. McCullough was hired in October 2017.
(3)	Mr. Kadanoff was hired in October 2017.

We have not made provisions for paying cash or non-cash compensation to our directors. No salary is being paid to Mr. Ross for serving as our Chief Executive Officer and no fees are being paid at the present time to our directors.

Employment Agreements

On October 17, 2017, we entered into an employment agreement with Patrick S. McCullough to serve as our President. Mr. McCullough receives an annual base salary of $340,000. He received a cash signing bonus of $37,500, to be paid on January 1, 2018, and an additional cash signing bonus of $37,500, to be paid on July 1, 2018, provided that he is employed by us on that date. Mr. McCullough will be eligible for an annual bonus of up to 25% of his base salary. The annual bonus will be determined at the discretion of our Board or compensation committee based upon the achievement of financial goals established by our Chief Executive Officer. Mr. McCullough will also be eligible for additional bonus compensation based on our achievement of certain annual earnings and retail sales goals established each year by our Chief Executive Officer. Subject to our achievement of an annual overall earnings goal and certain adjustments in the event of future acquisitions we make, Mr. McCullough will be eligible to receive 5% of all of our retail sales in excess of the annual retail sales goal set by the Chief Executive Officer. The Employment Agreement has a three-year initial term ending on November 6, 2020 that will automatically renew for additional one-year terms unless terminated by us or by Mr. McCullough. If we terminate Mr. McCullough’s employment for cause or due to his disability, as each term is defined in the employment agreement, Mr. McCullough will be entitled to receive only the accrued compensation due to him as of the date of such termination. If Mr. McCullough resigns for any reason he will be entitled only to payment of his accrued compensation as of such date. If we terminate Mr. McCullough’s employment without cause, then conditioned upon Mr. McCullough executing a release following such termination, Mr. McCullough will continue to receive his base salary and certain benefits for a period of time following the effective date of the termination of his employment (i) for a period of 12 months if Mr. McCullough is terminated within one year of his start date or (ii) for the remainder of the then-current term of the employment agreement if Mr. McCullough is terminated after the first anniversary of his start date. In addition, Mr. McCullough’s eligibility for his annual bonus and retail sales bonus will be pro-rated for the time before his termination. If more than 50% of the equity ownership interest in our company is sold or transferred to a third party who is not an affiliate of an existing stockholder during the initial term of the employment agreement, Mr. McCullough will be entitled to all base salary and car allowance payments for the remainder of the term of the employment agreement. In addition, the unvested portion of the options granted upon execution of the employment agreement will immediately vest and become exercisable.

On October 10, 2017, we entered into an employment agreement with Jeffrey Kadanoff to serve as our Chief Financial Officer, effective as of October 16, 2017. Mr. Kadanoff will receive an annual base salary of $450,000. He received a signing bonus consisting of: (i) 100,000 shares of our common stock, and (ii) a cash payment equal to the value of 100,000 shares of our common stock based on a price of $0.55 per share. He received an agreed upon annual bonus for 2017 of $37,500. Beginning with calendar year 2018, Mr. Kadanoff will be eligible for an annual target bonus of up to half his base salary. The target bonus will be determined at the discretion of our Board or compensation committee based upon the achievement of financial and other performance-related goals and may be paid in cash or shares of our common stock. Subject to the approval by the Board, during each calendar year of Mr. Kadanoff’s employment beginning with 2018, we will grant him an option to purchase 500,000 shares of our common stock, with an exercise price equal to the fair market value of the common stock on the date of each respective grant and that will vest in three equal annual installments on the first three anniversaries of the respective date of grant, provided that Mr. Kadanoff remains employed on each such date. Upon the occurrence of a change in control a defined in the agreement, the vesting of stock options granted to Mr. Kadanoff will be accelerated subject to his continued service on such date and provided further that Mr. Kadanoff’s stock options will be treated no less favorably than those of any other senior executive officer or our Chairman. If we terminate Mr. Kadanoff’s employment for Cause, death or Disability, or Mr. Kadanoff resigns for a purpose other than Good Reason (all as defined in the agreement), Mr. Kadanoff will be entitled to receive only the accrued compensation due to him as of the date of such termination. If we terminate Mr. Kadanoff’s employment without Cause, or if Mr. Kadanoff resigns for Good Reason, and conditioned upon Mr. Kadanoff executing a Release following such termination, Mr. Kadanoff will be entitled to receive separation benefits equal to the sum of his then current annual base salary plus his target annual bonus and a pro-rated rated amount of the target annual bonus for the year in which termination occurs. All unvested stock options granted to Mr. Kadanoff which would otherwise have vested had Mr. Kadanoff remained employed for 12 additional months beyond the date of termination will be accelerated and deemed to have vested as of the effective date of the termination of his employment under such circumstances. If we terminate Mr. Kadanoff’s employment without Cause, or if Mr. Kadanoff resigns for Good Reason, in either case at the time of or within 24 months following a Change in Control, and conditioned upon Mr. Kadanoff executing a Release following such termination, Mr. Kadanoff will be entitled to receive CIC Separation Benefits equal to the greater of: (i) two times the sum of Mr. Kadanoff’s then-current annual base salary plus his target annual bonus, or (ii) two times the sum of (A) Mr. Kadanoff’s average base salary actually paid over the preceding two years, plus (B) the average annual bonus actually paid over the preceding two years. In addition to the foregoing benefits, all stock and options granted to Mr. Kadanoff will be accelerated subject to his continued employment as of such date and provided further that Mr. Kadanoff’s stock options will be treated no less favorably than those of any other senior executive or our chairman.

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

On July 4, 2016, the Company granted 500,000 options with an exercise price of $0.70 per share to an employee of the Company. During 2017 333,333 unvested options were cancelled due to termination of employee.

On October 10, 2017, the Company granted 1,000,000 options with an exercise price of $0.70 per share to an employee of the Company.

On October 16, 2017, the Company granted 1,500,000 options with an exercise price of $0.55 per share to an employee of the Company.

On October 18, 2017, the Company granted 200,000 options with an exercise price of $0.70 per share to an employee of the Company.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees and consultants under a stock option plan at December 31, 2017:

	Options Outstanding			Options Exercisable
Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
$0.25-0.70	8,666,667	7.21	$0.51	5,941,667	$0.46

The stock option activity for the year ended December 31, 2017 is as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2015	5,000,000	$0.41
Granted	2,300,000	0.50
Exercised	-	-
Expired or canceled	(1,000,000)	(0.25)
Outstanding at December 31, 2016	6,300,000	$0.47
Granted	2,7000,000	0.62
Exercised	-	-
Expired or canceled	(333,333)	(0.70)
Outstanding at December 31, 2017	8,666,667	$0.51

Stock-based compensation expense related to vested options was $1,458,850 and $2,200,160 during the years ended December 31, 2017 and 2016, respectively. The Company determined the value of share-based compensation for options vesting during the year ended December 31, 2016 using the Black-Scholes fair value option-pricing model with the following weighted average assumptions: estimated fair value of Company’s common stock of $0.40-0.61, risk-free interest rate of 0.90-1.24%, volatility of 135-160%, expected lives of 3-6 years, and dividend yield of 0%. The Company determined the value of share-based compensation for options vesting during the year ended December 31, 2017 using the Black-Scholes fair value option-pricing model with the following weighted average assumptions: estimated fair value of Company’s common stock of $0.48-0.50, risk-free interest rate of 1.95-1.99%, volatility of 116-117%, expected lives of 10 years, and dividend yield of 0%. Stock options outstanding as of December 31, 2017, as disclosed in the above table, have an intrinsic value of $711,900.

Outstanding Equity Awards at Fiscal Year-End

The following table contains certain information concerning unexercised options for our executive officers as of December 31, 2017.

	Option awards					Stock awards
Name	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options	Option exercise price	Option expiration date	Number of shares or units of stock that have not vested	Market value of shares of units of stock that have not vested	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested
Jack Ross	-	-	-	-	-	-	-	-	-

Patrick McCullough		1,000,000		0.70	10/10/27

Jeffrey Kadanoff		1,500,000		0.55	10/16/27

Director Compensation

The following table provides information regarding all compensation paid to non-employee directors during the fiscal year ended December 31, 2017.

Name	Fees earned or paid in cash	Stock awards	Option awards	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
Jack Ross	$-	-	-	-	-	-	$-
Stephen Fryer	$5,000	-	-	-	-	-	$5,000
Paul SoRelle	$-	-	-	-	-	-	$-
Gale Bensussen	$-	-	-	-	-	-	$-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding our common stock beneficially owned as of March 30, 2018, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. To the best of our knowledge, subject to community and marital property laws, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

Common Stock Beneficially Owned
	Number of shares beneficially owned (1)	Percentage of shares beneficially owned (2)
Executive officers and directors: (1)
Jack Ross (3)	48,389,399	53.79%
Stephen Fryer (4)	1,000,000	1.11%
Paul SoRelle (5)	2,296,658	2.55%
Gale Bensussen	-	-
Jeffrey Kadanoff (7)	500,000	0.56%
Patrick McCullough	-	-
All directors and executive officers as a group (6 persons)	52,186,057	58.1%

5% Stockholders: (2)

Gowan Private Equity Inc (3)	43,780,750	48.7%
Knight Therapeutics (Barbados) Inc.(6)	17,645,812	19.6%

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding.

(2)	Based on 89,862,683 shares outstanding on March 30, 2018.

(3)	This stockholder’s address is: 275 Canterbury Lane, Fall River NS B2T 1A4, Canada. Jack Ross is the Chief Executive Officer of Kenek Brands, Inc., Dunhill Distribution Group, Inc. and Gowan Private Equity Inc. Kenek Brands Inc. owns an option to purchase 1,000,000 shares of common stock. Gowan Private Equity owns 43,780,750 shares. Dunhill Distribution Group owns 3,208,649 shares and Gowan Capital Inc. owns 400,000 shares.

(4)	Consists of an option to purchase 1,000,000 shares of common stock.

(5)	Consists of 1,296,658 shares of common stock owned by the SoRelle Family Partnership LLP and an option to purchase 1,000,000 shares of common stock held by Mr. SoRelle.

(6)	Consists of 17,645,812 shares of common stock. This stockholder’s address is Chancery House, High Street, Bridgetown, Barbados.

(7)	Consists of 500,000 shares of common stock. This shareholder’s address is 5728 McAlear Avenue, Cote St-Luc QC, Canada H4W 2G9.

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

The Company accrued and paid consulting fees of $41,250 per month through April 2017 and $57,917 per month through December 2017, accounting fees of $12,500 per month and rent of $1,500 per month and $25,000 per month in 2017 and 2016, to a company owned by Mr. Jack Ross, Chief Executive Officer of the Company. The Company expensed $796,336 and $481,215, respectively during 2017 and 2016 as consulting fees, and made payments totaling $796,336 and $481,215 towards services to an entity owned and controlled by an officer and shareholder of the Company for the year ended December 31, 2017 and 2016. The Company also paid out a bonus of $525,000 during 2017. As of December 31, 2017 and 2016, the total outstanding balance was $0.

On January 22, 2015, the Company entered into a Loan Agreement with Knight Therapeutics (Barbados) Inc. a related party, for the purchase of the Focus Factor assets. At December 31, 2017 and 2016, the Company owed Knight $559,243 and $2,752,639, respectively, on this loan, net of discount (see Note 12).

On June 26, 2015, the Company entered into a Security Agreement with Knight Therapeutics, Inc., through its wholly owned subsidiary Neuragen Corp. for the purchase of Knight Therapeutics, Inc.’s assets. At December 31, 2017 and 2016, the Company owed Knight $575,000 and $625,000 on this agreement (see Note 12).

On August 18, 2015, the Company entered into a Consulting Agreement with Kara Harshbarger, the co-founder of Hand MD, LLC, pursuant to which she will provide marketing and sales related service. The Company will pay Ms. Harshbarger $10,000 a month for one year unless the Consulting Agreement is terminated earlier by either party. Hand MD, LLC is a 50% owner in Hand MD Corp. The Company expensed $120,000 through payroll for each of the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017 and 2016, the total outstanding balance was $0.

On November 12, 2015, the Company entered into a Loan Agreement with Knight for the purchase of NomadChoice Pty Limited and Breakthrough Products, Inc. At December 31, 2017 and 2016, the Company owed Knight $0 and $3,680,162, respectively, on this loan, net of discount (see Note 12).

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

On December 23, 2016, we entered into an agreement with Knight Therapeutics for the distribution rights of FOCUSFactor in Canada. In conjunction with this agreement, we are required to pay Knight a distribution fee equal to 30% of gross sales for sales achieved through a direct sales channel and 5% of gross sales for sales achieved through retail sales. The minimum due to Knight under this agreement is $100,000 Canadian dollars. As of December 31, 2017 the total outstanding balance was $100,000 Canadian dollars.

On August 9, 2017, the Company entered into a Loan Agreement with Knight Therapeutics (Barbados) Inc., a related party, for a working capital loan. At December 31, 2017, the Company owed Knight $9,110,030 on this loan, net of debt issuance cost (see Note 10).

The Company expensed royalty of $117,722 for the year ended December 31, 2017. At December 31, 2017 Sneaky Vaunt Corp., a subsidiary of the Company, owed Knight Therapeutics $4,608 in connection with a royalty distribution agreement.

The Company expensed commissions of $172,579 for the year ended December 31, 2017. At December 31, 2017 Sneaky Vaunt Corp., a subsidiary of the Company, owed Founded Ventures, owned by a shareholder in the Company, $2,581 in connection with a commission agreement. The Company paid a development fee for the brand, Sneaky Vaunt, in the amount of $761,935 for the year ended December 31, 2017.

The Company expensed commissions of $13,952 for the year ended December 31, 2017. The Company paid a development fee for the brand, The Queen Pegasus, in the amount of $1,000,000 for the year ended December 31, 2017. At December 31, 2017, The Queen Pegasus, a subsidiary of the Company, owed Founded Ventures $1,462 in connection with a commission agreement.

The Company expensed royalty of $24,227 for the year ended December 31, 2017. At December 31, 2017 The Queen Pegasus, a subsidiary of the Company, owed Knight Therapeutics $10,274 in connection with a royalty distribution agreement.

The Company paid $125,000 for the year ended December 31, 2017 to Hand MD, Corp, related to a royalty agreement. At December 31, 2017, the Company owed Hand MD Corp. $250,000 in minimum future royalties.

The Company expensed royalty of $380,166 and $543,881 for the years ended December 31, 2107 and 2016, respectively. At December 31, 2017 and 2016, NomadChoice Pty Ltd. a subsidiary of the Company owed Knight Therapeutics $39,682 and $87,678, respectively, in connection with a royalty distribution agreement (see Note 3).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Committee’s Pre-Approval Practice

Prior to our engagement of our independent auditor, such engagement was approved by our board of directors. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant our requirements, the independent auditors and management are required to report to our board of directors at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our board of directors may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by us for the year ended December 31, 2017 and 2016, were approved by our board of directors.

RBSM LLP serves as our independent registered public accounting firm.

Independent Registered Public Accounting Firm Fees and Services

The following table sets forth the aggregate fees including expenses billed to us for the years ended December 31, 2017 and 2016 by our auditors.

	Year Ended	Year Ended
	December 31, 2017	December 31, 2016
Audit Fees(1)	$67,000	$137,863
Audit-Related Fees(2)	-	-
Tax Fees(3)	-	3,500
All Other Fees(4)	-	-
Total	$67,000	$141,363

(1)	Audit Fees - This category includes the audit of the Company’s annual financial statements, review of financial statements included in its Quarterly Reports on Form 10-Q, and services that are normally provided by independent auditors in connection with the engagement for fiscal years.

(2)	Audit-Related Fees - This category consists of fees reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported as “Audit Fees.”

(3)	Tax Fees - This category consists of tax compliance, tax advice, and tax planning work.

(4)	All Other Fees - This category consists of fees for other miscellaneous items.

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

SYNERGY CHC CORP.

Date: April 2, 2018	By:	/s/ Jack Ross
Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jack Ross	Chief Executive Officer	April 2, 2018
Jack Ross	(principal executive officer)

/s/ Stephen Fryer	Director	April 2, 2018
Stephen Fryer

/s/ Paul SoRelle	Director	April 2, 2018
Paul SoRelle

/s/ Gale Bensussen	Director	April 2, 2018
Gale Bensussen

/s/ Jeffrey Kadanoff	Chief Financial Officer (principal financial and accounting officer)	April 2, 2018
Jeffery Kadanoff

/s/ Patrick McCullough	President	April 2, 2018
Patrick McCullough

