Form 10-Q
period 2018-03-31
Synergy CHC Corp.
filed 2018-05-15
CIK 1562733

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 14, 2018, 89,862,683 shares of our common stock were issued and outstanding.

SYNERGY CHC CORP.

INDEX

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Synergy CHC Corp.

Condensed Consolidated Balance Sheets

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$1,686,181	$1,955,614
Restricted cash	139,439	139,071
Accounts receivable, net	3,847,981	4,333,608
Prepaid expenses	807,491	1,143,251
Inventory, net	3,248,155	2,842,376
Total Current Assets	9,729,247	10,413,920

Fixes assets, net	378,309	293,205
Goodwill	7,793,240	7,793,240
Intangible assets, net	5,132,345	5,532,210
Total Assets	$23,033,141	$24,032,575

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$4,174,093	$4,328,548
Deferred revenue	6,793	3,058
Provision for income taxes payable	194,902	94,956
Current portion of long-term debt, net of debt discount and debt issuance cost, related party	1,932,194	2,487,233
Royalties Payable	171,816	221,222
Total Current Liabilities	6,479,798	7,135,017

Long-term Liabilities:
Note payable, net of debt discount and debt issuance cost, related party	6,995,430	7,464,279
Total Long-term Liabilities	6,995,430	7,464,279
Total Liabilities	13,475,228	14,599,296

Commitments and contingencies

Stockholders’ Equity:
Common stock, $0.00001 par value; 300,000,000 shares authorized; 89,862,683 and 89,862,683 shares issued and outstanding, respectively	899	899
Additional paid in capital	18,496,418	18,376,801
Accumulated other comprehensive loss	(17,476)	(77,989)
Accumulated deficit	(8,921,928)	(8,866,432)
Total stockholders’ equity	9,557,913	9,433,279
Total Liabilities and Stockholders’ Equity	$23,033,141	$24,032,575

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Synergy CHC Corp.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income

	For the three months ended
	March 31, 2018	March 31, 2017
Revenue	$9,700,861	$10,788,319
Cost of sales	2,809,908	2,502,530
Gross profit	6,890,953	8,285,789

Operating expenses
Selling and marketing	4,252,703	2,897,197
General and administrative	1,760,856	1,937,643
Depreciation and amortization	451,486	292,318
Total operating expenses	6,465,045	5,127,158

Income from operations	425,908	3,158,631

Other (income) expenses
Interest income	(1,082)	(15)
Interest expense	270,176	247,364
Remeasurement loss on translation of foreign subsidiary	10,698	14,243
Loss on sale of assets	-	2,877
Amortization of debt issuance cost	40,996	44,041

Total other expenses	320,788	308,510

Net income before income taxes	105,120	2,850,121
Income tax expense	160,613	291,467
Net (loss) income after tax	$(55,493)	$2,558,654

Net (loss) income per share – basic	$(0.00)	$0.03
Net (loss) income per share – diluted	$(0.00)	$0.03

Weighted average common shares outstanding
Basic	89,862,638	88,764,357
Diluted	89,862,638	88,889,357

Comprehensive income:
Net (loss) income	(55,493)	2,558,654
Foreign currency translation adjustment	60,513	(5,901)
Comprehensive income	$5,020	$2,552,753

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Synergy CHC Corp.

Unaudited Condensed Consolidated Statements of Cash Flows

	For the three months ended
	March 31, 2018	March 31, 2017
Cash Flows from Operating Activities
Net (loss) income	$(55,493)	$2,558,654
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	451,486	292,318
Amortization of debt issuance cost	40,996	44,041
Loss on sale of assets	-	2,877
Stock based compensation expense	119,617	339,136
Remeasurement loss on translation of foreign subsidiary	10,698	14,243
Foreign currency transaction loss	112,876	76,849
Non cash implied interest	23,208	23,194
Changes in operating assets and liabilities:
Accounts receivable	485,627	(1,031,743)
Inventory	(405,779)	362,153
Prepaid expense	335,760	16,119
Accounts payable and accrued liabilities	(178,084)	(994,245)
Deferred revenue	3,735	(27,267)
Net cash provided by operating activities	944,647	1,676,330

Cash Flows from Investing Activities
Payments for acquisition of fixed assets	(121,512)	(53,594)
Payment for acquisition of domain name	(15,213)	-
Proceeds from sale of assets	-	6,199
Restricted cash	(368)	(38,188)
Net cash used in investing activities	(137,093)	(85,583)

Cash Flows from Financing Activities
Repayment of notes payable	(1,137,500)	(2,387,500)
Net cash used in financing activities	(1,137,500)	(2,387,500)

Effect of exchange rate on cash and cash equivalents	60,513	(5,901)

Net decrease in cash and cash equivalents	(269,433)	(802,654)

Cash and Cash Equivalents, beginning of period	1,955,614	2,517,642

Cash and Cash Equivalents, end of period	$1,686,181	$1,714,988

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$416,904	$243,088
Income taxes	$56,220	$411,075

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

Synergy is the sole owner of six subsidiaries: Neuragen Corp., Breakthrough Products, Inc., NomadChoice Pty Ltd., Synergy CHC Inc., Sneaky Vaunt Corp. and The Queen Pegasus Corp. and the results have been consolidated in these statements.

Note 2 – Summary of Significant Accounting Policies

General

The accompanying condensed consolidated financial statements as of March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and 2017 are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Rule S-X of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2017 and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2018.

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

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. As of March 31, 2018, the Company had no cash equivalents. The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (FDIC) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At March 31, 2018, the uninsured balance amounted to $1,143,835.

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

Intangible Assets

We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization except intellectual property of $1,450,000 acquired as part of Asset Purchase Agreement entered into with Factor Nutrition LLC on January 22, 2015 and $10,000 acquired as part of an Asset Purchase Agreement entered into with Perfekt Beauty Holdings LLC and CDG Holdings, LLC on June 21, 2017. Intangible assets are amortized on a straight line basis over the useful lives. As of March 31, 2018, our qualitative analysis of intangible assets with indefinite lives did not indicate any impairment.

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

Indicators of impairment include significant underperformance relative to historical or projected future operating results, significant changes in our use of the assets or in our business strategy, loss of or changes in customer relationships and significant negative industry or economic trends. When indications of impairment arise for a particular asset or group of assets, we assess the future recoverability of the carrying value of the asset (or asset group) based on an undiscounted cash flow analysis. If carrying value exceeds projected, net, undiscounted cash flows, an additional analysis is performed to determine the fair value of the asset (or asset group), typically a discounted cash flow analysis, and an impairment charge is recorded for the excess of carrying value over fair value. As of March 31, 2018, our qualitative analysis of long-lived assets did not indicate any impairment.

Goodwill

An asset purchase is accounted for under the purchase method of accounting. Under that method, assets and liabilities of the business acquired are recorded at their estimated fair values as of the date of the acquisition, with any excess of the cost of the acquisition over the estimated fair value of the net tangible and intangible assets acquired recorded as goodwill. As of March 31, 2018, our qualitative analysis of goodwill did not indicate any impairment.

Revenue Recognition

Adoption of ASU 2014-09, Revenue from Contracts with Customers

On January 1, 2018, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (ASC 606) using the modified retrospective (cumulative effect) transition method. Under this transition method, results for reporting periods beginning January 1, 2018 or later are presented under ASC 606, while prior period results continue to be reported in accordance with previous guidance. The cumulative effect of the initial application of ASC 606 was immaterial, no adjustment was recorded to the opening balance of retained earnings. The timing of revenue recognition for our various revenue streams was not materially impacted by the adoption of this standard. The Company believes its business processes, systems, and controls are appropriate to support recognition and disclosure under ASC 606. In addition, the adoption has led to increased footnote disclosures. Overall, the adoption of ASC 606 did not have a material impact on the Company’s condensed consolidated balance sheet, statement of operations and comprehensive income and statement of cash flows for the three months ended March 31, 2018. ASC 606 also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. As described below, the analysis of contracts under ASC 606 supports the recognition of revenue at a point in time, resulting in revenue recognition timing that is materially consistent with the Company’s historical practice of recognizing product revenue when title and risk of loss pass to the customer.

Policy

The Company recognizes revenue in accordance with the Financial Accounting Standards Board’s (“FASB”), Accounting Standards Codification (“ASC”) ASC 606, Revenue from Contracts with Customers (“ASC 606”). Revenues are recognized when control is transferred to customers in amounts that reflect the consideration the Company expects to be entitled to receive in exchange for those goods. Revenue recognition is evaluated through the following five steps: (i) identification of the contract, or contracts, with a customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations in the contract; and (v) recognition of revenue when or as a performance obligation is satisfied.

The Company recognizes revenue upon shipment from its fulfillment centers. Certain of our distributors may also perform a separate function as a co-packer on our behalf. In such cases, ownership of and title to our products that are co-packed on our behalf by those co-packers who are also distributors, passes to such distributors when we are notified by them that they have taken transfer or possession of the relevant portion of our finished goods. Freight billed to customers is presented as revenues, and the related freight costs are presented as cost of goods sold. Cancelled orders are refunded if not already dispatched, refunds are only paid if stock is damaged in transit, discounts are only offered with specific promotions and orders will be refilled if lost in transit.

Contract Assets

The Company does not have any contract assets such as work-in-process. All trade receivables on the Company’s condensed consolidated balance sheet are from contracts with customers.

Contract Costs

Costs incurred to obtain a contract are capitalized unless short term in nature. As a practical expedient, costs to obtain a contract that are short term in nature are expensed as incurred. The Company does not have any contract costs capitalized as of March 31, 2018.

Contract Liabilities - Deferred Revenue

The Company’s contract liabilities consist of advance customer payments and deferred revenue. Deferred revenue results from transactions in which the Company has been paid for products by customers, but for which all revenue recognition criteria have not yet been met. Once all revenue recognition criteria have been met, the deferred revenues are recognized.

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

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under ASC subtopic 260-10, Earnings Per Share. Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted earnings per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock (using the “treasury stock” method), unless their effect on net loss per share is anti-dilutive. As of March 31, 2018 and 2017, options to purchase 8,666,667 and 6,300,000 shares of common stock, respectively, were outstanding. As of both March 31, 2018 and 2017, warrants to purchase 1,000,000 shares of common stock were outstanding.

The following is a reconciliation of the number of shares used in the calculation of basic earnings per share and diluted earnings per share for the three months ended March 31, 2018, and 2017:

	2018	2017

Net (loss) income after tax	$(55,493)	$2,558,654

Weighted average common shares outstanding	89,862,683	88,764,357
Common stock to be issued	-	125,000
Dilutive potential common shares	89,862683	88,889,357

Net (loss) earnings per share:
Basic	$(0.00)	$0.03
Diluted	$(0.00)	$0.03

The following securities were not included in the computation of diluted net earnings per share as their effect would have been antidilutive:

	2018	2017

Options to purchase common stock	8,666,667	6,300,000
Warrants to purchase common stock	1,000,000	1,000,000
	9,666,667	7,300,000

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

As of March 31, 2018, the Company has determined that there were no assets or liabilities measured at fair value.

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

Foreign Currency Translation

The functional currency of one of the Company’s foreign subsidiaries (Nomadchoice Pty Ltd.) is the U.S. Dollar. The Company’s foreign subsidiary maintains its records using local currency (Australian Dollar). All monetary assets and liabilities of the foreign subsidiary were translated into U.S. Dollars at quarter end exchange rates, non-monetary assets and liabilities of the foreign subsidiary were translated into U.S. Dollars at transaction day exchange rates. Income and expense items related to non-monetary items were translated at exchange rates prevailing during the transaction date and other incomes and expenses were translated using an average exchange rate for the period. The resulting translation adjustments, net of income taxes, were recorded in the statements of operations as Remeasurement gain or loss on translation of foreign subsidiary.

The functional currency of the Company’s other foreign subsidiary (Synergy CHC Inc.) is the Canadian Dollar (CAD). The Company’s foreign subsidiary maintains its records using local currency (CAD). All assets and liabilities of the foreign subsidiary were translated into U.S. Dollars at period end exchange rates and stockholders’ equity is translated at the historical rates. Income and expense items were translated using an average exchange rate for the period. The resulting translation adjustments, net of income taxes, are reported as other comprehensive income and accumulated other comprehensive income in the stockholder’s equity in accordance with ASC 220 – Comprehensive Income.

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

Recent Accounting Pronouncements

ASU 2018-05

This Accounting Standards Update adds SEC paragraphs pursuant to the SEC Staff Accounting Bulletin No. 118, which expresses the view of the staff regarding application of Topic 740, Income Taxes, in the reporting period that includes December 22, 2017 - the date on which the Tax Cuts and Jobs Act (H.R.1, An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018) was signed into law. We are currently evaluating the impact of adopting ASU 2017-13 on our consolidated financial statements.

ASU 2018-02

On December 22, 2017, the U.S. federal government enacted a tax bill, H.R.1, An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018 (Tax Cuts and Jobs Act of 2017). Stakeholders raised a narrow-scope financial reporting issue that arose as a consequence of the Tax Cuts and Jobs Act of 2017. The amendments in this Update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. The amendments in this Update affect any entity that is required to apply the provisions of Topic 220, Income Statement-Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP. The amendments in this update is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized.

This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2018-210—Income Statement—Reporting Comprehensive Income (Topic 220), which has been deleted. We are currently evaluating the impact of adopting ASU 2017-13 on our consolidated financial statements.

ASU 2018-01

The amendments in this Update provide an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under Topic 840, Leases. An entity that elects this practical expedient should evaluate new or modified land easements under Topic 842 beginning at the date that the entity adopts Topic 842. An entity that does not elect this practical expedient should evaluate all existing or expired land easements in connection with the adoption of the new lease requirements in Topic 842 to assess whether they meet the definition of a lease. We are currently evaluating the impact of adopting ASU 2017-13 on our consolidated financial statements.

ASU 2017-13

In September 2017, the FASB issued Accounting Standard Update (ASU) 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842). The effective date for ASU 2017-13 is for fiscal years beginning after December 15, 2018. We are currently evaluating the impact of adopting ASU 2017-13 on our consolidated financial statements.

ASU 2017-09

The Board is issuing this Update to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award.

The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendment is Effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance.

This Update is the final version of Proposed Accounting Standards Update 2016-360—Compensation—Stock Compensation (Topic 718)—Scope of Modification Accounting, which has been deleted. Adoption of this new standard did not have any impact on the Company’s consolidated financial statements.

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

ASU No. 2017-01

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This new standard clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This new standard was effective for the Company on January 1, 2018. Adoption of this new standard did not have any impact on the Company’s consolidated financial statements.

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

ASU 2016-01

In January 2016, the FASB issued ASU 2016-01, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. Adoption of this new standard did not have any impact on the Company’s consolidated financial statements.

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

The carrying value of inventory consisted of the following:

	March 31, 2018	December 31, 2017
Finished goods	$2,098,897	$1,507,344
Components	809,882	1,197,228
Inventory in transit	60,760	45,188
Raw materials	278,616	92,616
Total inventory	$3,248,155	$2,842,376

On January 22, 2015, inventory was pledged to Knight Therapeutics under the Loan Agreement (see note 10).

Note 4 – Accounts Receivable

Accounts receivable, net of allowances for sales returns and doubtful accounts, consisted of the following:

	March 31, 2018	December 31, 2017
Trade accounts receivable	$3,847,981	$4,333,608
Less allowances	-	-
Total accounts receivable, net	$3,847,981	$4,333,608

Note 5 – Prepaid Expenses

Prepaid expenses consisted of the following:

	March 31, 2018	December 31, 2017
Advances for inventory	$41,388	$206,973
Components	8,004	104,668
Media production	83,166	109,388
Insurance	50,517	41,548
Trade shows	8,600	17,150
Deposits	50,640	44,841
Rent	-	19,500
Promotion - Bloggers	172,773	246,592
License agreement	133,333	158,333
Software subscriptions	12,031	20,513
Rebranding	127,480	32,841
Clinical Research	47,490	47,490
Advertising	6,500	2,500
Promotions	-	37,500
Miscellaneous	65,569	53,414
Total	$807,491	$1,143,251

Note 6 – Concentration of Credit Risk

Cash and cash equivalents

The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (FDIC) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At March 31, 2018 and December 31, 2017, the uninsured balances amounted to $1,143,835 and $1,557,373, respectively.

Accounts receivable

As of March 31, 2018, three customers accounted for 71% of the Company’s accounts receivable. As of December 31, 2017, three customers accounted for 88% of the Company’s accounts receivable.

Major customers

For the three months ended March 31, 2018, three customers accounted for approximately 41% of the Company’s net revenue. For the year ended December 31, 2017, two customers accounted for approximately 42% of the Company’s net revenues. Substantially all of the Company’s business is with companies in the United States.

Major suppliers

For the three months ended March 31, 2018 and the year ended December 31, 2017, our products were made by the following suppliers:

FOCUSfactor	Atrium Innovations - Pittsburgh, PA	Vit-Best Nutrition, Inc. - Tustin, CA
Flat Tummy Tea	Caraway Tea Company, LLC - Highland, NY	-
Neuragen	C-Care, LLC - Linthicum Heights, MD	-
UrgentRx	Capstone Nutrition - Ogden, UT	-
Hand MD	HealthSpecialty - Santa Fe Springs, CA
Sneaky Vaunt	Dongguan Jingrui - China
The Queen Pegasus	Skin Actives – Gilbert, AZ
The Queen Pegasus	Ningbo Beautiful Daily Cosmetics - Zhejiang, China

It is the opinion of management that the products can be produced by other manufacturers and the choice to utilize these suppliers is not a significant concentration.

Note 7 – Fixed Assets and Intangible Assets

As of March 31, 2018, and December 31, 2017, fixed assets and intangible assets consisted of the following:

	March 31, 2018	December 31, 2017

Property and equipment	$558,869	$437,358
Less accumulated depreciation	(180,560)	(144,153)
Fixed assets, net	$378,309	$293,205

Depreciation expense for the three months ended March 31, 2018 and 2017 was $36,408 and $25,065, respectively.

	March 31, 2018	December 31, 2017

FOCUSfactor intellectual property	$1,450,000	$1,450,000
Per-fekt intellectual property	10,000	10,000
Intangible assets subject to amortization	7,150,165	7,134,952
Less accumulated amortization	(3,477,820)	(3,062,742)
Intangible assets, net	$5,132,345	$5,532,210

Amortization expense for the three months ended March 31, 2018 and 2017 was $415,078 and $267,253, respectively. These intangible assets were acquired through an Asset Purchase Agreement and Stock Purchase Agreements entered into during 2015.

Note 8 – Related Party Transactions

The Company accrued and paid consulting fees of $57,917 for one month to a company owned by Mr. Jack Ross, Chief Executive Officer of the Company. The Company expensed $57,917 during the three months ended March 31, 2018. As of March 31, 2018, the total outstanding balance was $0 for consulting fees and reimbursements.

On January 22, 2015, the Company entered into a Loan Agreement with Knight Therapeutics (Barbados) Inc. (“Knight”), a related party, for the purchase of the Focus Factor assets. At March 31, 2018, the Company owed Knight $0 on this loan, net of debt issuance cost (see Note 10).

On June 26, 2015, the Company entered into a Security Agreement with Knight Therapeutics, Inc. (“Knight Therapeutics”), through its wholly owned subsidiary Neuragen Corp., for the purchase of Knight Therapeutics, Inc.’s assets. At March 31, 2018, the Company owed Knight Therapeutics $279,855 in relation to this agreement (see Note 10).

On August 18, 2015, the Company entered into a Consulting Agreement with Kara Harshbarger, the co-founder of Hand MD, LLC, pursuant to which she will provide marketing and sales related service. The Company pays Ms. Harshbarger $10,000 a month for one year unless the Consulting Agreement is terminated earlier by either party. The Company has extended this agreement on a month to month basis. Hand MD, LLC is a 50% owner in Hand MD Corp. The Company expensed $30,000 through payroll for the three months ended March 31, 2018. As of March 31, 2018, the total outstanding balance was $0.

On November 12, 2015, the Company entered into a Loan Agreement with Knight for the purchase of NomadChoice Pty Limited and Breakthrough Products, Inc. At March 31, 2018, the Company owed Knight $0 on this loan, net of debt issuance cost (see Note 10).

On August 9, 2017, the Company entered into a Loan Agreement with Knight for a working capital loan. At March 31, 2018, the Company owed Knight $8,647,769 on this loan, net of debt issuance cost (see Note 10).

The Company expensed royalty of $147,022 during the three months ended March 31, 2018. At March 31, 2018 NomadChoice Pty Ltd., a subsidiary of the Company, owed Knight Therapeutics $143,818 in connection with a royalty distribution agreement.

The Company expensed royalty of $5,662 during the three months ended March 31, 2018. At March 31, 2018 Sneaky Vaunt Corp., a subsidiary of the Company, owed Knight Therapeutics $5,662 in connection with a royalty distribution agreement.

The Company expensed commissions of $13,553 during the three months ended March 31, 2018. At March 31, 2018 Sneaky Vaunt Corp., a subsidiary of the Company, owed Founded Ventures, owned by a shareholder in the Company, $11,489 in connection with a commission agreement.

The Company expensed royalty of $1,564 during the three months ended March 31, 2018. At March 31, 2018 The Queen Pegasus, a subsidiary of the Company, owed Knight Therapeutics $1,564 in connection with a royalty distribution agreement.

The Company expensed commissions of $2,985 during the three months ended March 31, 2018. At March 31, 2018, The Queen Pegasus, a subsidiary of the Company, owed Founded Ventures $1,985 in connection with a commission agreement.

The Company paid $62,500 during the three months ended March 31, 2018 to Hand MD, Corp, related to a royalty agreement. At March 31, 2018, the Company owed Hand MD Corp. $171,817 in minimum future royalties.

Note 9 – Accounts Payable and Accrued Liabilities

As of March 31, 2018, and December 31, 2017, accounts payable and accrued liabilities consisted of the following:

	March 31, 2018	December 31, 2017
Accrued payroll	$276,342	$296,491
Accrued legal fees	174,698	96,017
Accounting fees	-	19,681
Commissions	53,950	178,286
Professional Fees	32,109	45,921
Manufacturers	2,648,721	2,147,751
Promotions	111,281	897,925
Rent	-	19,500
Customers	17,278	106,395
Interest	-	147,000
Royalties, related party	230,577	138,143
Warehousing	33,419	10,388
Inventory	428,831	-
Others	166,887	225,050
Total	$4,174,093	$4,328,548

Note 10 – Notes Payable

The Company’s loans payable at March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018	December 31, 2017

Loans payable	$9,279,855	$10,344,739
Unamortized debt issuance cost	(352,231)	(393,227)
Total	8,927,624	9,951,512
Less: Current portion	(1,932,194)	(2,487,233)
Long-term portion	$6,995,430	$7,464,279

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

All outstanding principal and accrued and unpaid interest is due on the earliest to occur of either January 20, 2017 (the “Maturity Date”), or the date that Knight, in its discretion, accelerates the Company’s obligations due to an event of default. The Company may extend the Maturity Date for two successive additional 12-month periods if at March 31, 2016 and March 31, 2017, respectively, the Company’s revenues exceed $13.0 million and its EBITDA exceeds $2.0 million for the respective 12-month period then ending. These covenants were achieved, therefore the Company chose to extend the loan for the first 12-month period to January 20, 2018. Principal payments under the Loan Agreement commenced on June 30, 2015 and continued quarterly as set forth on the Repayment Schedule to the Loan Agreement. This Loan was repaid in full on January 20, 2018. The Company recognized and paid interest expense of $4,611 during the three months ended March 31, 2018. Accrued interest expense was $0 as of March 31, 2018.

Subject to certain restrictions, the Company could prepay the outstanding principal of the Loan (in whole but not in part) at any time if the Company pays a concurrent prepayment fee equal to the greater of (i) the total unpaid annual interest that would have been payable during the year in which the prepayment is made if the prepayment is made prior to the first anniversary of the closing, and (ii) $300,000. The Company’s obligations under the Loan Agreement are secured by a first priority security interest in all present and future assets of the Company. The Company also agreed to not pledge or otherwise encumber its intellectual property assets, subject to certain customary exceptions.

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

The Company also recorded deferred financing costs of $289,045 with respect to the Knight loan. The Company recognized amortization of deferred financing costs of $3,257 during the three months ended March 31, 2018. Unamortized debt issuance cost as of March 31, 2018 amounted to $0.

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

The Company also recorded deferred financing costs of $10,486 with respect to the above agreement. The Company recognized amortization of deferred financing costs of $0 during the three months ended March 31, 2018. Unamortized debt issuance cost as of March 31, 2018 amounted to $0. The Company recorded present value of future payments of $279,855 and $282,240 as of March 31, 2018 and December 31, 2017, respectively. The Company recorded imputed interest expense of $10,115 for the three months ended March 31, 2018.

During the three months ended March 31, 2018, the Company made payments of $12,500 in connection with this Security Agreement.

$5,500,000 November 12, 2015 Loan:

On November 12, 2015, we entered into a First Amendment to Loan Agreement (“First Amendment”) with Knight, pursuant to which Knight agreed to loan us an additional $5.5 million, and which amount was borrowed at closing (the “Financing”) for the purpose of acquiring Breakthrough Products, Inc. and NomadChoice Pty Limited through Stock Purchase Agreements. At closing, we paid Knight an origination fee of $110,000 and a work fee of $55,000 and also paid $24,000 of Knight’s expenses associated with the Loan. The Loan bears interest at a rate of 15% per year. The interest rate will decrease to 13% if we meet certain equity-fundraising targets. The amended Loan Agreement matured on November 11, 2017 and was fully paid.

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

The beneficial conversion feature of the Knight warrants amounted to $2,553,287 (5,550,625 warrants) and $2,067,258 (4,547,243 warrants), respectively, and was recorded as debt discount of the corresponding debt in 2015.

During 2016, this debt discount was fully expensed in conjunction with the cancellation of all warrants and options held by Knight.

$10,000,000 August 9, 2017 Loan:

On August 9, 2017, we entered into a Second Amendment to Loan Agreement (“Second Amendment”) with Knight, pursuant to which Knight agreed to loan us an additional $10 million, and an ongoing credit facility of up to $20 million, and which amount was borrowed at closing (the “Financing”) for working capital purposes. At closing, we paid Knight an origination fee of $200,000 and a work fee of $100,000 and also paid $100,000 of Knight’s expenses associated with the Loan. The Loan bears interest at 10.5% per annum. The amended Loan Agreement matures on August 8, 2020. We have met all the covenants except for the TTM EBITDA of $5 million during the current period and accordingly, Default Interest rate of 5% (from 10.5% to 15.5%) applies in accordance to our current agreement and will be in effect starting April 1, 2018 and will be in effect until the $5 million TTM EDITDA covenant is achieved. Also, Synergy will maintain Focus Factor Net Sales as measured on a year-end basis of at least USD $15 million for each fiscal year starting with December 31, 2017.

The Company also recorded deferred financing costs of $452,869 with respect to the above loan. The Company recognized amortization of deferred financing costs of $37,739 during the three months ended March 31, 2018. Unamortized debt issuance cost as of March 31, 2018 amounted to $352,231.

The Company recognized and paid interest expense of $242,083 during the three months ended March 31, 2018. Accrued interest was $0 as of March 31, 2018. The loan balance at March 31, 2018 was $9,000,000.

Note 11 – Stockholders’ Equity

The total number of shares of all classes of capital stock which the Company is authorized to issue is 300,000,000 shares of common stock with $0.00001 par value.

As of March 31, 2018, and December 31, 2017, there were 89,862,683 shares of the Company’s common stock issued and outstanding.

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

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of March 31, 2018:

Year ending December 31:
2018 – remaining nine months	$179,595
2019	245,234
2020	252,591
2021	106,540
2022	-
Total	$783,960

Note 13 – Stock Options

On July 4, 2016, the Company granted 500,000 options with an exercise price of $0.70 per share to an employee of the Company. During 2017, 333,333 unvested options were cancelled due to termination of employee.

On October 10, 2017, the Company granted 1,000,000 options with an exercise price of $0.70 per share to an employee of the Company.

On October 16, 2017, the Company granted 1,500,000 options with an exercise price of $0.55 per share to an employee of the Company.

On October 18, 2017, the Company granted 200,000 options with an exercise price of $0.70 per share to an employee of the Company.

The following table summarizes the options outstanding, option exercisability and the related prices for the shares of the Company’s common stock issued to employees and consultants under the Plan at March 31, 2018:

	Options Outstanding			Options Exercisable
Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
$0.25 - $0.70	8,666,667	6.97	$0.51	6,200,000	$0.46

The stock option activity for the three months ended March 31, 2018 is as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2017	8,666,667	$0.51
Granted	-	-
Exercised	-	-
Expired or canceled	-	-
Outstanding at March 31, 2018	8,666,667	$0.51

Stock-based compensation expense related to vested options was $119,617 during the three months ended March 31, 2018 which is a component of general and administrative expense in the statement of operations. The Company determined the value of share-based compensation for options vesting during the period using the Black-Scholes fair value option-pricing model with the following weighted average assumptions: estimated fair value of Company’s common stock of $0.40-0.74, risk-free interest rate of 0.90-2.23%, volatility of 135-160%, expected lives of 3-10 years, and dividend yield of 0%. Stock options outstanding as of March 31, 2018, as disclosed in the above table, have an intrinsic value of $150,000. As of March 31, 2018, unamortized stock-based compensation costs related to options was $1,070,768, and will be recognized over a period of 2.5 years.

Note 14 – Stock Warrants

The following table summarizes the warrants outstanding, warrant exercisability and the related exercise prices for the shares of the Company’s common stock at March 31, 2018:

	Warrants Outstanding			Warrants Exercisable
Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
5.00	1,000,000	0.72	5.00	1,000,000	5.00

The warrant activity for the three months ended March 31, 2018 is as follows:

	Warrants Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2017	1,000,000	$5
Granted	-	-
Exercised	-	-
Expired or canceled	-	-
Outstanding at March 31, 2018	1,000,000	$5

Warrants outstanding as of March 31, 2018, as disclosed in the above table, have an intrinsic value of $0.

Note 15 – Segments

Segment identification and selection is consistent with the management structure used by the Company’s management to evaluate performance and make decisions regarding resource allocation, as well as the materiality of financial results consistent with that structure. Based on the Company’s management structure and method of internal reporting, the Company has one operating segment. The Company’s management does not review operating results on a disaggregated basis; rather, management reviews operating results on an aggregate basis.

Net sales attributed to customers in the United States and foreign countries for the three months ended March 31, 2018 and 2017 were as follows:

	March 31, 2018	March 31, 2017
United States	$9,027,862	$9,944,879
Foreign countries	672,999	843,440
	$9,700,861	$10,788,319

Foreign countries primarily consist of Australia and Canada.

The Company’s net sales by product group for the three months ended March 31, 2018 and 2017 were as follows:

	March 31, 2018	March 31, 2017
Nutraceuticals	$9,014,780	$9,546,446
Over the Counter (OTC)	162,183	503,675
Consumer Goods	272,291	731,548
Cosmeceuticals	251,607	6,650
	$9,700,861	$10,788,319

(1) Net sales for any other product group of similar products are less than 10% of consolidated net sales.

The Company’s net sales by major sales channel for the three months ended March 31, 2018 and 2017 were as follows:

	March 31, 2018	March 31, 2017
Online	$5,412,600	$5,980,756
Retail	4,288,261	4,807,563
	$9,700,861	$10,788,319

Long-lived assets (net) attributable to operations in the United States and foreign countries as of March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018	December 31, 2017
United States	$13,286,331	$13,613,043
Foreign countries	17,563	5,612
	$13,303,894	$13,618,655

Foreign countries consist of Australia and Canada.

Note 16 – Income Taxes

Income tax expense was $160,613 for the three months ended March 31, 2018, respectively, compared to $291,467 for the same period in 2017. The current provision is attributable to Australian operations and the current tax rate in effect in that country.

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

The Company has not recorded the necessary provisional adjustments in the financial statements in accordance with its current understanding of the TCJA and guidance currently available as of this filing. But is reviewing the TCJA’s potential ramifications, as the Company acts to bring tax compliance up to day.

The total deferred tax asset is calculated by multiplying a domestic (US) 21% marginal tax rate by the cumulative net operating loss carryforwards (“NOL”). The Company currently has NOLs, which expire through 2035. Management has determined based on all the available information that a 100% valuation reserve is required.

For U.S. purposes, the Company has not completed its evaluation of NOL utilization limitations under Internal Revenue Code, as amended (the “Code”) Section 382/383, change of ownership rules. If the Company has had a change in ownership, the NOL’s would be limited as to the amount that could be utilized each year, based on the Code.

Note 17 – Subsequent Events

Management evaluated all activities of the Company through the issuance date of the Company’s unaudited condensed consolidated financial statements and concluded that no subsequent events except as disclosed below have occurred that would require adjustments or disclosure into the unaudited condensed consolidated financial statements.

Subsequent to March 31, 2018, the Company made an additional $500,000 payment on $10,000,000 loan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Synergy for the three months ended March 31, 2018 and 2017, should be read in conjunction with the unaudited condensed consolidated financial statements of Synergy, and the notes to those unaudited condensed consolidated financial statements that are included elsewhere in this Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the caption, “Cautionary Notice Regarding Forward-Looking Statements” and the “Business” section in our Form 10-K filed on April 2, 2018. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

For the three months ended March 31, 2018
Net loss	$(55,493)
Interest income	(1,082)
Interest expense	270,176
Taxes	160,613
Depreciation	36,408
Amortization	456,084
EBITDA	$866,706
Stock-based compensation	119,617
One-time expenses	152,227
Loss on foreign currency translation and transaction	123,574
Adjusted EBITDA	$1,262,124

EBITDA and Adjusted EBITDA are considered non-GAAP financial measures. EBITDA represents earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA represents EBITDA, further adjusted to exclude the impact of higher-than-normal revenue change other activity and certain expenses and transactions that we believe are not representative of our core operating results, including stock-based compensation; one-time expenses; and the loss on foreign currency translation and transaction. The Company’s definitions of EBITDA and adjusted EBITDA might not be comparable to similarly titled measures reported by other companies.

Results of Operations for the Three months Ended March 31, 2018 and 2017

Revenue

For the three months ended March 31, 2018, we had revenue of $9,700,861 from sales of our products, as compared to revenue of $10,788,319 for the same period in 2017. The decrease is due to regular fluctuations in business, and is comprised of the following categories:

	March 31, 2018	March 31, 2017
Nutraceuticals	$9,014,780	$9,546,446
Over the Counter (OTC)	162,183	503,675
Consumer Goods	272,291	731,548
Cosmeceuticals	251,607	6,650
	$9,700,861	$10,788,319

Cost of Revenue

For the three months ended March 31, 2018, our cost of revenue was $2,809,908. Our cost of revenue for the three months ended March 31, 2017, was $2,502,530. The increase is due to a different mix of products being sold and is comprised of the following categories:

	March 31, 2018	March 31, 2017
Nutraceuticals	$2,709,646	$2,416,913
Over the Counter (OTC)	18,548	20,033
Consumer Goods	40,704	65,021
Cosmeceuticals	41,010	563
	$2,809,908	$2,502,530

Gross Profit

Gross profit was $6,890,953, or 71% for the three months ended March 31, 2018, as compared to gross profit of $8,285,789, or 77% for the same period in 2017, a decrease of $1,394,836, or 17%. The decrease in gross profit margin is directly related to a decrease in sales and promotions run online.

Operating Expenses

Selling and Marketing Expenses

For the three months ended March 31, 2018, our selling and marketing expenses were $4,252,703 as compared to $2,897,197 for the same period in 2017, which is primarily due to increased personnel in our advertising and marketing departments.

General and Administrative Expenses

For the three months ended March 31, 2018, our general and administrative expenses were $1,760,856. For the three months ended March 31, 2017, our general and administrative expenses were $1,937,643. The decrease is primarily due to better management of operating costs.

Depreciation and Amortization Expenses

For the three months ended March 31, 2018, our depreciation and amortization expenses were $451,486 as compared to $292,318 for the same period in 2017. The increase is due to more assets owned in 2018.

Other Income and Expenses

For the three months ended March 31, 2018 and 2017 we had other (income) and expense items of the following:

	Three months ended March 31, 2018	Three months ended March 31, 2017
Interest income	$(1,082)	$(15)
Interest expense	270,176	247,364
Remeasurement loss on translation of foreign subsidiary	10,698	14,243
Loss on sale of assets	-	2,877
Amortization of debt issuance cost	40,996	44,041
Total other expense	$320,788	$308,510

For the three months ended March 31, 2018, we had interest expense of $270,176 as compared to $247,364 for the same period in 2017. The increase was due to Loan 3.

Net (Loss) Income

For the three months ended March 31, 2018, our net (loss) was ($55,493) as compared to a net income of $2,558,654 for the same period in 2017.

Liquidity and Capital Resources

Overview

As of March 31, 2018, we had $1,686,181 cash on hand and a $3,249,449 working capital surplus. In addition, we also had restricted cash of $139,439, which is primarily held for credit card collateral.

Three months ended March 31, 2018 and 2017

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2018 was $944,647, compared to $1,676,330 for the same period in 2017. This decrease in net cash provided by operating activities for the three months ended March 31, 2018 was primarily attributable to an increase in inventory and a decrease in accounts payable.

The $944,647 consists of our net loss of $55,493 adjusted by:

Amortization of debt issuance cost	$40,996
Depreciation and amortization	451,486
Stock based compensation	119,617
Non cash implied interest	23,208
Remeasurement loss on translation of foreign subsidiary	10,698
Foreign currency transaction loss	112,876
Decrease in accounts receivable	485,627
Increase in inventory	(405,779)
Decrease in prepaid expenses	335,760
Increase in deferred revenue	3,735
Decrease in accounts payable and accrued expenses	(178,084)

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2018 was $137,093, compared to net cash used of $85,583 for the same period in 2017. The increase in cash used in investing activities during 2018 is attributable to the purchase of fixed assets.

Payments for acquisition of fixed assets	$(121,512)
Payment for acquisition of domain name	(15,213)
Increase in restricted cash	(368)

Net Cash Used in Financing Activities

Net cash used in financing activities for the three months ended March 31, 2018 was $1,137,500, compared to net cash used of $2,387,500 for the same period in 2017. This is attributable to the repayment of notes.

Repayment of notes payable	$(1,137,500)

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer), and our Chief Financial Officer (principal financial officer), reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and concluded that as of March 31, 2018, (i) the Company’s disclosure controls and procedures were not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”), and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Signatures	Title	Date

/s/ Jack Ross	Chief Executive Officer	May 15, 2018

/s/ Jeffrey Kadanoff	Chief Financial Officer	May 15, 2018

