Form 10-Q
period 2018-06-30
Synergy CHC Corp.
filed 2018-08-14
CIK 1562733

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 13, 2018, 89,862,683 shares of our common stock were issued and outstanding.

SYNERGY CHC CORP.

INDEX

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Synergy CHC Corp.

Condensed Consolidated Balance Sheets

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$865,812	$1,955,614
Restricted cash	138,023	139,071
Accounts receivable, net	4,089,042	4,333,608
Prepaid expenses	925,472	1,143,251
Inventory, net	3,156,214	2,842,376
Total Current Assets	9,174,563	10,413,920

Fixes assets, net	346,131	293,205
Goodwill	7,793,240	7,793,240
Intangible assets, net	4,766,148	5,532,210
Total Assets	$22,080,082	$24,032,575

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$4,144,478	$4,328,548
Deferred revenue	40,901	3,058
Provision for income taxes payable	376,018	94,956
Current portion of long-term debt, net of debt discount and debt issuance cost, related party	1,936,862	2,487,233
Current portion of royalty payable	118,617	221,222
Total Current Liabilities	6,616,876	7,135,017

Long-term Liabilities:
Note payable, net of debt discount and debt issuance cost, related party	6,526,027	7,464,279
Total Long-term Liabilities	6,526,027	7,464,279
Total Liabilities	13,142,903	14,599,296

Commitments and contingencies

Stockholders’ Equity:
Common stock, $0.00001 par value; 300,000,000 shares authorized; 89,862,683 and 89,862,683 shares issued and outstanding, respectively	899	899
Additional paid in capital	18,616,187	18,376,801
Accumulated other comprehensive income (loss)	25,415	(77,988)
Accumulated deficit	(9,705,322)	(8,866,432)
Total stockholders’ equity	8,937,179	9,433,279
Total Liabilities and Stockholders’ Equity	$22,080,082	$24,032,575

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Synergy CHC Corp.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

	For the three months ended		For the six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenue	$9,728,712	$9,318,918	$19,429,573	$20,107,237
Cost of sales	2,744,760	2,462,424	5,554,668	4,964,954
Gross profit	6,983,952	6,856,494	13,874,905	15,142,283

Operating expenses
Selling and marketing	5,148,656	4,223,712	9,401,359	7,120,909
General and administrative	1,475,289	2,367,969	3,236,145	4,305,612
Depreciation and amortization	455,951	357,111	907,437	649,429
Total operating expenses	7,079,896	6,948,792	13,544,941	12,075,950

(Loss) income from operations	(95,944)	(92,298)	329,964	3,066,333

Other (income) expenses
Interest income	1,011	5	(71)	(10)
Interest expense	305,687	187,077	575,863	434,441
Remeasurement loss (gain) on translation of foreign subsidiary	120,623	(105,974)	131,321	(91,731)
Loss on sale of assets	-	-	-	2,877
Amortization of debt issuance cost	37,739	44,531	78,735	88,572

Total other expenses	465,060	125,639	785,848	434,149

Net (loss) income before income taxes	(561,004)	(217,937)	(455,884)	2,632,184
Income tax (benefit) expense	222,389	(167,756)	383,002	123,711
Net (loss) income after tax	$(783,393)	$(50,181)	$(838,886)	$2,508,473

Net (loss) income per share – basic	$(0.01)	$(0.00)	$(0.01)	$0.03
Net (loss) income per share – diluted	$(0.01)	$(0.00)	$(0.01)	$0.03

Weighted average common shares outstanding
Basic	89,862,683	88,811,169	89,862,683	88,787,893
Diluted	89,862,683	88,811,169	89,862,683	88,912,893

Comprehensive (loss) income:
Net (loss) income	(783,393)	(50,181)	(838,886)	2,508,473
Foreign currency translation adjustment	42,891	(23,231)	103,404	(29,132)
Comprehensive (loss) income	$(740,502)	$(73,412)	$(735,482)	$2,479,341

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Synergy CHC Corp.

Unaudited Condensed Consolidated Statements of Cash Flows

	For the six months ended
	June 30, 2018	June 30, 2017
Cash Flows from Operating Activities
Net (loss) income	$(838,886)	$2,508,473
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	907,437	649,429
Amortization of debt issuance cost	78,735	88,572
Stock based compensation expense	239,386	680,679
Remeasurement loss (gain) on translation of foreign subsidiary	131,321	(91,731)
Foreign currency transaction loss	30,931	127,893
Non cash implied interest	42,535	44,598
Loss on sale of fixed assets	-	2,877
Changes in operating assets and liabilities:
Accounts receivable	244,566	802,827
Inventory	(313,838)	379,062
Prepaid expense	217,779	(45,201)
Accounts payable and accrued liabilities	(65,263)	(1,820,920)
Deferred revenue	37,843	(25,187)
Net cash provided by operating activities	712,546	3,301,371

Cash Flows from Investing Activities
Payments for acquisition of fixed assets	(129,087)	(76,534)
Payment for acquisition of domain name	(15,213)	-
Proceeds from sale of assets	-	6,199
Payment of development fee	-	(761,935)
Purchase of intangible assets	(50,000)	-
Net cash used in investing activities	(194,300)	(832,270)

Cash Flows from Financing Activities
Repayment of notes payable	(1,712,500)	(4,025,000)
Net cash used in financing activities	(1,712,500)	(4,025,000)

Effect of exchange rate on cash, cash equivalents and restricted cash	103,404	(29,134)

Net decrease in cash, cash equivalents and restricted cash	(1,090,850)	(1,585,033)

Cash, Cash Equivalents and restricted cash, beginning of period	2,094,685	2,617,642

Cash, Cash Equivalents and restricted cash, end of period	$1,003,835	$1,032,609

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$700,197	$427,601
Income taxes	$85,639	$1,048,120
Supplemental Disclosure of Non-cash Investing and Financing Activities:
Common stock issued for the acquisition of assets of Per-fekt	$-	$241,396

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

Note 2 – Summary of Significant Accounting Policies

General

The accompanying condensed consolidated financial statements as of June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018 and 2017 are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Rule S-X of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2017 and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2018.

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

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. As of June 30, 2018, the Company had no cash equivalents. The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (FDIC) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At June 30, 2018, the uninsured balance amounted to $369,095.

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

Intangible Assets

We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization except intellectual property of $1,450,000 acquired as part of an Asset Purchase Agreement entered into with Factor Nutrition Labs LLC on January 22, 2015, $10,000 acquired as part of an Asset Purchase Agreement entered into with Perfekt Beauty Holdings LLC and CDG Holdings, LLC on June 21, 2017 and $50,000 acquired as an Asset Purchase entered into with Cocowhite on May 22, 2018. Intangible assets are amortized on a straight line basis over the useful lives. As of June 30, 2018, our qualitative analysis of intangible assets with indefinite lives did not indicate any impairment.

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

Indicators of impairment include significant underperformance relative to historical or projected future operating results, significant changes in our use of the assets or in our business strategy, loss of or changes in customer relationships and significant negative industry or economic trends. When indications of impairment arise for a particular asset or group of assets, we assess the future recoverability of the carrying value of the asset (or asset group) based on an undiscounted cash flow analysis. If carrying value exceeds projected, net, undiscounted cash flows, an additional analysis is performed to determine the fair value of the asset (or asset group), typically a discounted cash flow analysis, and an impairment charge is recorded for the excess of carrying value over fair value. As of June 30, 2018, our qualitative analysis of long-lived assets did not indicate any impairment.

Goodwill

An asset purchase is accounted for under the purchase method of accounting. Under that method, assets and liabilities of the business acquired are recorded at their estimated fair values as of the date of the acquisition, with any excess of the cost of the acquisition over the estimated fair value of the net tangible and intangible assets acquired recorded as goodwill. As of June 30, 2018, our qualitative analysis of goodwill did not indicate any impairment.

Revenue Recognition

Adoption of ASU 2014-09, Revenue from Contracts with Customers

On January 1, 2018, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (ASC 606) using the modified retrospective (cumulative effect) transition method. Under this transition method, results for reporting periods beginning January 1, 2018 or later are presented under ASC 606, while prior period results continue to be reported in accordance with previous guidance. The cumulative effect of the initial application of ASC 606 was immaterial, no adjustment was recorded to the opening balance of retained earnings. The timing of revenue recognition for our various revenue streams was not materially impacted by the adoption of this standard. The Company believes its business processes, systems, and controls are appropriate to support recognition and disclosure under ASC 606. In addition, the adoption has led to increased footnote disclosures. Overall, the adoption of ASC 606 did not have a material impact on the Company’s condensed consolidated balance sheet, statement of operations and comprehensive income and statement of cash flows for the six months ended June 30, 2018. ASC 606 also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. As described below, the analysis of contracts under ASC 606 supports the recognition of revenue at a point in time, resulting in revenue recognition timing that is materially consistent with the Company’s historical practice of recognizing product revenue when title and risk of loss pass to the customer.

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

Contract Costs

Costs incurred to obtain a contract are capitalized unless short term in nature. As a practical expedient, costs to obtain a contract that are short term in nature are expensed as incurred. The Company does not have any contract costs capitalized as of June 30, 2018.

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

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under ASC subtopic 260-10, Earnings Per Share. Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted earnings per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock (using the “treasury stock” method), unless their effect on net loss per share is anti-dilutive. As of June 30, 2018 and 2017, options to purchase 8,666,667 and 6,300,000 shares of common stock, respectively, were outstanding. As of both June 30, 2018 and 2017, warrants to purchase 1,000,000 shares of common stock were outstanding.

The following is a reconciliation of the number of shares used in the calculation of basic earnings per share and diluted earnings per share for the three and six months ended June 30, 2018, and 2017:

	For the three months ended		For the six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Net income after tax	$(783,393)	$(50,181)	$(838,886)	2,508,473

Weighted average common shares outstanding	89,862,683	88,811,169	89,862,683	88,787,893
Common stock to be issued	-	-	-	125,000
Incremental shares from the assumed exercise of dilutive stock options	-	-	-	-
Incremental shares from the assumed exercise of dilutive stock warrants	-	-	-	-
Dilutive potential common shares	89,862,683	88,811,169	89,862,683	88,912,893

Net earnings per share:
Basic	$(0.01)	$(0.00)	$(0.01)	$0.03
Diluted	$(0.01)	$(0.00)	$(0.01)	$0.03

The following securities were not included in the computation of diluted net earnings per share as their effect would have been antidilutive:

	2018	2017

Options to purchase common stock	8,666,667	6,300,000
Warrants to purchase common stock	1,000,000	1,000,000
	9,666,667	7,300,000

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

As of June 30, 2018, the Company has determined that there were no assets or liabilities measured at fair value.

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

ASU 2017-13

In September 2017, the FASB issued Accounting Standard Update (ASU) 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842). The effective date for ASU 2017-13 is for fiscal years beginning after December 15, 2018. We have adopted ASC 606 as disclosed above. We are currently evaluating the impact of adopting Leases Topic 840 ASU 2017-13 on our consolidated financial statements.

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

ASU 2016-18

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), which requires that restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total cash amounts shown on the statement of cash flows. The effective date for ASU 2016-18 is for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We adopted ASU 2016-18 effective January 1, 2018. The adoption of ASU 2016-18 had no impact on our retained earnings, and no impact to our net income on an ongoing basis. Adoption of the new standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash, or restricted cash equivalents. The amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. The amendments have been applied using a retrospective transition method to each period presented, as required. The period ended June 30, 2017 has been reclassified to reflect this change.

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

The carrying value of inventory consisted of the following:

	June 30, 2018	December 31, 2017
Finished goods	$2,101,306	$1,507,344
Components	767,021	1,197,228
Inventory in transit	168,948	45,188
Raw materials	118,939	92,616
Total inventory	$3,156,214	$2,842,376

On January 22, 2015, inventory was pledged to Knight Therapeutics under the Loan Agreement (see note 10).

Note 4 – Accounts Receivable

Accounts receivable, net of allowances for sales returns and doubtful accounts, consisted of the following:

	June 30, 2018	December 31, 2017
Trade accounts receivable	$4,089,042	$4,333,608
Less allowances	-	-
Total accounts receivable, net	$4,089,042	$4,333,608

Note 5 – Prepaid Expenses

Prepaid expenses consisted of the following:

	June 30, 2018	December 31, 2017
Advances for inventory	$87,687	$206,973
Components	-	104,668
Media production	62,375	109,388
Insurance	45,243	41,548
Trade shows	8,600	17,150
Deposits	47,375	44,841
Rent	-	19,500
Promotion - Bloggers	139,790	246,592
License agreement	108,334	158,333
Software subscriptions	83,302	20,513
Rebranding	110,961	32,841
Clinical Research	43,532	47,490
Advertising	49,611	2,500
Promotions	-	37,500
Miscellaneous	138,662	53,414
Total	$925,472	$1,143,251

Note 6 – Concentration of Credit Risk

Cash and cash equivalents

The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (FDIC) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At June 30, 2018 and December 31, 2017, the uninsured balances amounted to $369,095 and $1,557,373, respectively.

Accounts receivable

As of June 30, 2018, four customers accounted for 89% of the Company’s accounts receivable. As of December 31, 2017, three customers accounted for 88% of the Company’s accounts receivable.

Major customers

For the six months ended June 30, 2018, three customers accounted for approximately 44% of the Company’s net revenue. For the three months ended June 30, 2018, three customers accounted for approximately 47% of the Company’s net revenue. For the six months ended June 30, 2017, three customers accounted for approximately 35% of the Company’s net revenue. For the three months ended June 30, 2017, three customers accounted for approximately 32% of the Company’s net revenue. For the year ended December 31, 2017, two customers accounted for approximately 42% of the Company’s net revenues. Substantially all of the Company’s business is with companies in the United States.

Major suppliers

For the three and six months ended June 30, 2018 and the year ended December 31, 2017, our products were made by the following suppliers:

FOCUSfactor	Atrium Innovations - Pittsburgh, PA	Vit-Best Nutrition, Inc. - Tustin, CA
Flat Tummy Tea	Caraway Tea Company, LLC - Highland, NY	-
Neuragen	C-Care, LLC - Linthicum Heights, MD	-
UrgentRx	Capstone Nutrition - Ogden, UT	-
Hand MD	HealthSpecialty - Santa Fe Springs, CA	-
Sneaky Vaunt	Dongguan Jingrui – China	-
The Queen Pegasus	Skin Actives – Gilbert, AZ	Ningbo Beautiful Daily Cosmetics – Zhejiang, China

It is the opinion of management that the products can be produced by other manufacturers and the choice to utilize these suppliers is not a significant concentration.

Note 7 – Fixed Assets and Intangible Assets

As of June 30, 2018, and December 31, 2017, fixed assets and intangible assets consisted of the following:

	June 30, 2018	December 31, 2017

Property and equipment	$566,445	$437,358
Less accumulated depreciation	(220,314)	(144,153)
Fixed assets, net	$346,131	$293,205

Depreciation expense for the three months ended June 30, 2018 and 2017 was $39,754 and $25,246, respectively. Depreciation expense for the six months ended June 30, 2018 and 2017 was $76,162 and $50,311, respectively.

	June 30, 2018	December 31, 2017

FOCUSfactor intellectual property	$1,450,000	$1,450,000
Perfekt intellectual property	10,000	10,000
Cocowhite intellectual property	50,000	-
Intangible assets subject to amortization	7,150,165	7,134,952
Less accumulated amortization	(3,894,017)	(3,062,742)
Intangible assets, net	$4,766,148	$5,532,210

Amortization expense for the three months ended June 30, 2018 and 2017 was $416,197 and $331,866, respectively. Amortization expense for the six months ended June 30, 2018 and 2017 was $831,275 and $599,119, respectively. These intangible assets were acquired through an Asset Purchase Agreement and Stock Purchase Agreements. During the current period we purchased intangible assets related to Cocowhite for $50,000.

Note 8 – Related Party Transactions

The Company accrued and paid consulting fees of $57,917 for four months to a company owned by Mr. Jack Ross, Chief Executive Officer of the Company. The Company expensed $171,917 during the three months ended June 30, 2018 and $229,833 during the six months ended June 30, 2018. As of June 30, 2018, the total outstanding balance was $0 for consulting fees and reimbursements.

On January 22, 2015, the Company entered into a Loan Agreement with Knight Therapeutics (Barbados) Inc. (“Knight”), a related party, for the purchase of the Focus Factor assets. At June 30, 2018, the Company owed Knight $0 on this loan, net of debt issuance cost (see Note 10).

On June 26, 2015, the Company entered into a Security Agreement with Knight Therapeutics, Inc., through its wholly owned subsidiary Neuragen Corp., for the purchase of Knight Therapeutics, Inc.’s assets. At June 30, 2018, the Company owed Knight $277,381 in relation to this agreement (see Note 10).

On August 18, 2015, the Company entered into a Consulting Agreement with Kara Harshbarger, the co-founder of Hand MD, LLC, pursuant to which she will provide marketing and sales related service. The Company pays Ms. Harshbarger $10,000 a month for one year unless the Consulting Agreement is terminated earlier by either party. The Company has extended this agreement on a month to month basis. Hand MD, LLC is a 50% owner in Hand MD Corp. The Company expensed $30,000 through payroll for the three months ended June 30, 2018 and $60,000 for the six months ended June 30, 2018. As of June 30, 2018, the total outstanding balance was $0.

On November 12, 2015, the Company entered into a Loan Agreement with Knight Therapeutics (Barbados) Inc., a related party, for the purchase of NomadChoice Pty Limited and Breakthrough Products, Inc. At June 30, 2018, the Company owed Knight $0 on this loan, net of debt issuance cost (see Note 10).

The Company expensed royalty of $132,987 during the three months ended June 30, 2018 and $280,009 during the six months ended June 30, 2018. At June 30, 2018 NomadChoice Pty Ltd., a subsidiary of the Company, owed Knight Therapeutics $268,986 in connection with a royalty distribution agreement.

The Company expensed royalty of $3,954 during the three months ended June 30, 2018 and $9,616 during the six months ended June 30, 2018. At June 30, 2018 Sneaky Vaunt Corp., a subsidiary of the Company, owed Knight Therapeutics $8,954 in connection with a royalty distribution agreement.

The Company expensed commissions of $14,078 during the three months ended June 30, 2018 and $27,631 during the six months ended June 30, 2018. At June 30, 2018, Sneaky Vaunt Corp., a subsidiary of the Company, owed Founded Ventures, owned by a shareholder in the Company, $9,059 in connection with a commission agreement.

The Company expensed royalty of $347 during the three months ended June 30, 2018 and $1,911 during the six months ended June 30, 2018. At June 30, 2018 The Queen Pegasus, a subsidiary of the Company, owed Knight Therapeutics $678 in connection with a royalty distribution agreement.

The Company expensed commissions of $2,905 during the three months ended June 30, 2018 and $5,890 during the six months ended June 30, 2018. At June 30, 2018, The Queen Pegasus, a subsidiary of the Company, owed Founded Ventures $1,439 in connection with a commission agreement.

The Company paid $62,500 and $125,000 during the three and six months ended June 30, 2018 to Hand MD, Corp, related to a royalty agreement. At June 30, 2018, the Company owed Hand MD Corp. $118,617 in minimum future royalties.

Note 9 – Accounts Payable and Accrued Liabilities

As of June 30, 2018 and December 31, 2017, accounts payable and accrued liabilities consisted of the following:

	June 30, 2018	December 31, 2017
Accrued payroll	$241,819	$296,491
Accrued legal fees	71,502	96,017
Accounting fees	61,961	19,681
Commissions	131,860	178,286
Manufacturers	2,774,318	2,147,751
Promotions	206,465	897,925
Professional Fees	88,533	45,921
Rent	-	19,500
Customers	17,278	106,395
Interest	-	147,000
Royalties, related party	358,151	138,143
Warehousing	23,534	10,388
Others	169,057	225,050
Total	$4,144,478	$4,328,548

Note 10 – Notes Payable

The Company’s loans payable at June 30, 2018 and December 31, 2017 are as follows:

	June 30, 2018	December 31, 2017

Loans payable	$8,777,381	$10,344,739
Unamortized debt issuance cost	(314,492)	(393,227)
Total	8,462,889	9,951,512
Less: Current portion	(1,936,862)	(2,487,233)
Long-term portion	$6,526,027	$7,464,279

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

All outstanding principal and accrued and unpaid interest is due on the earliest to occur of either January 20, 2017 (the “Maturity Date”), or the date that Knight, in its discretion, accelerates the Company’s obligations due to an event of default. The Company may extend the Maturity Date for two successive additional 12-month periods if at March 31, 2016 and March 31, 2017, respectively, the Company’s revenues exceed $13.0 million and its EBITDA exceeds $2.0 million for the respective 12-month period then ending. These covenants were achieved, therefore the Company chose to extend the loan for the first 12-month period to January 20, 2018. Principal payments under the Loan Agreement commenced on June 30, 2015 and continue quarterly as set forth on the Repayment Schedule to the Loan Agreement. This Loan was repaid in full on January 20, 2018. The Company recognized and paid interest expense of $0 and $4,611, respectively during the three and six months ended June 30, 2018. Accrued interest expense was $0 as of June 30, 2018.

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

The Company also recorded deferred financing costs of $289,045 with respect to the above loan. The Company recognized amortization of deferred financing costs of $0 and $3,257 during the three and six months ended June 30, 2018, respectively. Unamortized debt issuance cost as of June 30, 2018 amounted to $0.

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

The Company also recorded deferred financing costs of $10,486 with respect to the above agreement. The Company recognized amortization of deferred financing costs of $0 during the three and six months ended June 30, 2018. Unamortized debt issuance cost as of June 30, 2018 amounted to $0. The Company recorded present value of future payments of $277,381 and $282,240 as of June 30, 2018 and December 31, 2017, respectively. The Company recorded imputed interest expense of $10,026 and $20,141 for the three and six months ended June 30, 2018, respectively.

During the three and six months ended June 30, 2018, the Company made payments of $12,500 and $25,000, respectively, in connection with this Security Agreement.

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

$10,000,000 August 9, 2017 Loan:

On August 9, 2017, we entered into a Second Amendment to Loan Agreement (“Second Amendment”) with Knight, pursuant to which Knight agreed to loan us an additional $10 million, and an ongoing credit facility of up to $20 million, and which amount was borrowed at closing (the “Financing”) for working capital purposes. At closing, we paid Knight an origination fee of $200,000 and a work fee of $100,000 and also paid $100,000 of Knight’s expenses associated with the Loan. The Loan bears interest at 10.5% per annum. The amended Loan Agreement matures on August 8, 2020. We have met all the covenants except for the TTM EBITDA of $5 million during the period ending March 31, 2018. On May 14, 2018, we entered into Loan Amendment Agreement and reduced the TTM EBITA from a minimum of $5 million to $2 million for each twelve months period ending on the last day of each fiscal quarter until September 30, 2018 and we shall maintain a minimum EBITDA of $5 million for the twelve month period ending on the last day of each Fiscal Quarter thereafter, provided that the minimum EBITDA amount shall be increased by an amount equal to 50% of any Additional Tranche advanced to Borrower hereunder. An additional default interest rate of 5% (from 10.5% to 15.5%) applies from April 1, 2018 up to later of i) September 30, 2018; or ii) when Event of Default is cured. The Default Interest Rate will be reduced to 13% if Synergy amends its employment agreement for each and every employee earning $250,000 or more annually through a reduction of individual salary by at least $60,000 in exchange for bonus of no more than $75,000 payable upon Synergy achieving an EBITDA of $13.887 million for calendar year 2018. During the period ending June 30, 2018 the interest rate was reduced to 13% due to reducing payroll expenses. Also, Synergy will maintain Focus Factor Net Sales as measured on a year-end basis of at least USD $15 million for each fiscal year starting with December 31, 2017.

The Company also recorded deferred financing costs of $452,869 with respect to the above loan. The Company recognized amortization of deferred financing costs of $37,739 and $78,735 during the three and six months ended June 30, 2018, respectively. Unamortized debt issuance cost as of June 30, 2018 amounted to $314,492.

The Company recognized and paid interest expense of $286,361 and $528,444 during the three and six months ended June 30, 2018, respectively. Accrued interest was $0 as of June 30, 2018. The loan balance at June 30, 2018 was $8,500,000.

Note 11 – Stockholders’ Equity

The total number of shares of all classes of capital stock which the Company is authorized to issue is 300,000,000 shares of common stock with $0.00001 par value.

As of both June 30, 2018 and December 31, 2017, there were 89,862,683 shares of the Company’s common stock issued and outstanding.

Note 12 – Commitments & Contingencies

Litigation:

From time to time the Company may become a party to litigation in the normal course of business. Management believes that there are no current legal matters that would have a material effect on the Company’s financial position or results of operations.

Employee Commitments

The Company and Mr. Kadanoff entered into an employment agreement on October 10, 2017 with an initial term of 3 years. In exchange for his service as Chief Financial Officer, Mr. Kadanoff will receive an annual base salary of $450,000. He received a signing bonus consisting of: (i) 100,000 shares of the Company’s common stock, and (ii) a cash payment equal to the value of 100,000 shares of the Company’s common stock based on a price of $0.55 per share. He received an annual bonus for calendar year 2017 of $37,500. Beginning with calendar year 2018, Mr. Kadanoff will be eligible for an annual target bonus of up to half his base salary. The target bonus will be determined at the discretion of our Board or compensation committee based upon the achievement of financial and other performance-related goals and may be paid in cash or shares of the Company’s common stock.

In connection with his employment, Mr. Kadanoff purchased 400,000 shares of our common stock from the Company for a price of $0.55 per share during the year ended December 31, 2017. The Company granted Mr. Kadanoff an option to purchase 1,500,000 shares of the Company’s common stock at an exercise price of $0.55 (the “Initial Option”). The Initial Option vests in three (3) equal annual installments on the first three anniversaries of Mr. Kadanoff’s Start Date with the Company, provided that Mr. Kadanoff remains employed by the Company on each such date. The Initial Option expires on the tenth anniversary of the grant date. Subject to the approval by the Board, during each calendar year of Mr. Kadanoff’s employment with the Company beginning with 2018, the Company will grant to him an option to purchase 500,000 shares of the Company’s common stock (such options collectively the “Additional Options”). The exercise price of each Additional Option will be the Fair Market Value of the common stock on the date each such Additional Option is granted. Each Additional Option will expire on the tenth anniversary of the date of grant of such Additional Option. The Additional Options will vest in three (3) equal annual installments on the first three anniversaries of the date of grant of such Additional Option, provided that Mr. Kadanoff remains employed by the Company on each such date. Upon the occurrence of a Change in Control, the vesting of stock options granted to Mr. Kadanoff will be accelerated subject to his continued service to the Company as of such date and provided further that Mr. Kadanoff’s stock options will be treated no less favorably than those of any other senior executive or Chairman of the Company.

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

The Company granted Mr. McCullough an option to purchase 1,000,000 shares of the Company’s common stock, subject to the approval of the Company’s Board of Directors (the “Option Grant”). The Option Grant vests in three (3) equal annual installments on the first three anniversaries of Mr. McCullough’s start date with the Company, provided that Mr. McCullough remains employed by the Company on each such date. The Option Grant will be granted under the Company’s 2014 Stock Incentive Plan pursuant to a stock grant agreement between the Company and Mr. McCullough.

Operating leases

On August 16, 2017, the Company entered into a sublease for office space, effective October 1, 2017 through May 2021. Rent expense under this lease will be $19,500 per month, and increasing annually on June 1.

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2018:

Year ending December 31:
2018 – remaining six months	$120,510
2019	245,234
2020	252,591
2021	106,540
2022	-
Total	$724,875

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

The following table summarizes the options outstanding, option exercisability and the related prices for the shares of the Company’s common stock issued to employees and consultants under the Plan at June 30, 2018:

	Options Outstanding			Options Exercisable
Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
$0.25 - $0.70	8,666,667	6.72	$0.51	6,458,334	$0.47

The stock option activity for the six months ended June 30, 2018 is as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2017	8,666,667	$0.51
Granted	-	-
Exercised	-	-
Expired or canceled	-	-
Outstanding at June 30, 2018	8,666,667	$0.51

Stock-based compensation expense related to vested options was $119,769 and $239,386 during the three and six months ended June 30, 2018, respectively, which is a component of general and administrative expense in the statement of income. The Company determined the value of share-based compensation for options vesting during the period using the Black-Scholes fair value option-pricing model with the following weighted average assumptions: estimated fair value of Company’s common stock of $0.40-0.74, risk-free interest rate of 0.90-2.23%, volatility of 135-160%, expected lives of 3-10 years, and dividend yield of 0%. Stock options outstanding as of June 30, 2018, as disclosed in the above table, have an intrinsic value of $300,000. As of June 30, 2018, unamortized stock-based compensation costs related to options was $950,997, and will be recognized over a period of 2.25 years.

Note 14 – Stock Warrants

The following table summarizes the warrants outstanding, warrant exercisability and the related prices for the shares of the Company’s common stock at June 30, 2018:

	Warrants Outstanding			Warrants Exercisable
Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
5.00	1,000,000	0.47	5.00	1,000,000	5.00

The warrant activity for the six months ended June 30, 2018 is as follows:

	Warrants Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2017	1,000,000	$5
Granted	-	-
Exercised	-	-
Expired or canceled	-	-
Outstanding at June 30, 2018	1,000,000	$5

Warrants outstanding as of June 30, 2018, as disclosed in the above table, have an intrinsic value of $0.

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

Net sales attributed to customers in the United States and foreign countries for the three months ended June 30, 2018 and 2017 were as follows:

	June 30, 2018	June 30, 2017
United States	$9,242,986	$8,475,694
Foreign countries	485,726	843,224
	$9,728,712	$9,318,918

Foreign countries primarily consist of Australia and Canada.

The Company’s net sales by product group for the three months ended June 30, 2018 and 2017 were as follows:

	June 30, 2018	June 30, 2017
Nutraceuticals	$8,895,489	$6,618,264
Over the Counter (OTC)	171,918	572,014
Consumer Goods	290,641	2,041,087
Cosmeceuticals	370,664	87,553
	$9,728,712	$9,318,918

(1) Net sales for any other product group of similar products are less than 10% of consolidated net sales.

The Company’s net sales by major sales channel for the three months ended June 30, 2018 and 2017 were as follows:

	June 30, 2018	June 30, 2017
Online	$3,611,997	$5,479,297
Retail	6,116,715	3,839,621
	$9,728,712	$9,318,918

Net sales attributed to customers in the United States and foreign countries for the six months ended June 30, 2018 and 2017 were as follows:

	June 30, 2018	June 30, 2017
United States	$18,270,848	$18,420,847
Foreign countries	1,158,725	1,686,390
	$19,429,573	$20,107,237

The Company’s net sales by product group for the six months ended June 30, 2018 and 2017 were as follows:

	June 30, 2018	June 30, 2017
Nutraceuticals	$17,910,268	$16,164,707
Over the Counter (OTC)	334,102	1,075,693
Consumer Goods	562,932	2,772,634
Cosmeceuticals	622,271	94,203
	$19,429,573	$20,107,237

(1) Net sales for any other product group of similar products are less than 10% of consolidated net sales.

The Company’s net sales by major sales channel for the six months ended June 30, 2018 and 2017 were as follows:

	June 30, 2018	June 30, 2017
Online	$9,024,597	$11,460,053
Retail	10,404,976	8,647,184
	$19,429,573	$20,107,237

Long-lived assets (net) attributable to operations in the United States and foreign countries as of June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018	December 31, 2017
United States	$12,890,912	$13,613,043
Foreign countries	14,607	5,612
	$12,905,519	$13,618,655

Note 16 – Income Taxes

Income tax (benefit) expense was $222,389 and $383,002 for the three and six months ended June 30, 2018, respectively, compared to $167,756 and ($123,711), respectively, for the same periods in 2017. The current provision is attributable to Australian operations and the current tax rate in effect in that country.

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

The total deferred tax asset is calculated by multiplying a domestic (US) 25% marginal effective tax rate (estimated state rate of 4%) by the cumulative net operating loss carryforwards (“NOL”). The Company estimates currently it has NOLs, which expire through 2035. Management has determined based on all the available information that a 100% valuation reserve is required.

For U.S. purposes, the Company has not completed its evaluation of NOL utilization limitations under Internal Revenue Code, as amended (the “Code”) Section 382/383, change of ownership rules. If the Company has had a change in ownership, the NOL’s would be limited or eliminated, as to the amount that could be utilized each year, based on the Code.

The Company has not filed its State & Local Income/Franchise tax returns in States it is required to file for the last few years, so such returns and liability remain open. The Company is currently assessing the requirements to file these returns in states to determine any potential liability, which the Company feels is immaterial.

Note 17 – Subsequent Events

Management evaluated all activities of the Company through the issuance date of the Company’s unaudited condensed consolidated financial statements and concluded that no subsequent events except as disclosed below have occurred that would require adjustments or disclosure into the unaudited condensed consolidated financial statements.

Subsequent to June 30, 2018, the Company made an additional $500,000 payment on $10,000,000 loan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Synergy for the three and six months ended June 30, 2018 and 2017, should be read in conjunction with the unaudited condensed consolidated financial statements of Synergy, and the notes to those unaudited condensed consolidated financial statements that are included elsewhere in this Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the caption, “Cautionary Notice Regarding Forward-Looking Statements” and the “Business” section in our Form 10-K filed on April 2, 2018. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

For the three months ended June 30, 2018
Net loss after tax	$(783,393)
Interest income	1,011
Interest expense	305,687
Taxes	222,389
Depreciation	39,754
Amortization	453,936
EBITDA	$239,384
Stock-based compensation	119,769
One-time expenses	29,316
Loss on foreign currency translation and transaction	38,678
Adjusted EBITDA	$427,147

For the six months ended June 30, 2018
Net loss after taxes	$(838,886)
Interest income	(71)
Interest expense	575,863
Taxes	383,002
Depreciation	76,162
Amortization	910,010
EBITDA	$1,106,080
Stock-based compensation	239,386
One-time expenses	181,543
Loss on foreign currency translation and transaction	162,252
Adjusted EBITDA	$1,689,261

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

Results of Operations for the Three months Ended June 30, 2018 and 2017

Revenue

For the three months ended June 30, 2018, we had revenue of $9,728,712 from sales of our products, as compared to revenue of $9,318,918 for the same period in 2017. We had an increase in Nutraceuticals in 2018 as compared to 2017 due to new customers. We had a decrease in Over the Counter in 2018 as compared to 2017 as 2017 was high due to a sell in to a new customer. We had a decrease in Consumer Goods in 2018 as compared to 2017 as 2017 was the launch of a new product. We had an increase in Cosmeceuticals in 2018 as compared to 2017 due to new customers and new products. The revenue is comprised of the following categories:

	June 30, 2018	June 30, 2017
Nutraceuticals	$8,895,489	$6,618,264
Over the Counter (OTC)	171,918	572,014
Consumer Goods	290,641	2,041,087
Cosmeceuticals	370,664	87,553
	$9,728,712	$9,318,918

Cost of Revenue

For the three months ended June 30, 2018, our cost of revenue was $2,744,760. Our cost of revenue for the three months ended June 30, 2017, was $2,462,424. We had an increase in Nutraceuticals in 2018 as compared to 2017 due to higher sales and a different mix of products being sold. We had an increase in Over the Counter in 2018 as compared to 2017 due to a different mix of product being sold. We had a decrease in Consumer Goods in 2018 as compared to 2017 due to a decrease in revenue. We had an increase in Cosmeceuticals in 2018 as compared to 2017 due to an increase in revenue. The cost of revenue is comprised of the following categories:

	June 30, 2018	June 30, 2017
Nutraceuticals	$2,618,714	$2,224,273
Over the Counter (OTC)	28,622	27,675
Consumer Goods	17,294	197,243
Cosmeceuticals	80,130	13,233
	$2,744,760	$2,462,424

Gross Profit

Gross profit was $6,983,952, or 72% for the three months ended June 30, 2018, as compared to gross profit of $6,856,494, or 74% for the same period in 2017, an increase of $127,458, or 1.9%. The decrease in gross profit margin is directly related to increase in sales and selling products with a higher unit cost, thus reducing our margin.

Operating Expenses

Selling and Marketing Expenses

For the three months ended June 30, 2018, our selling and marketing expenses were $5,148,656 as compared to $4,223,712 for the same period in 2017, which is primarily due to increased personnel in our advertising and marketing departments.

General and Administrative Expenses

For the three months ended June 30, 2018, our general and administrative expenses were $1,475,289. For the three months ended June 30, 2017, our general and administrative expenses were $2,367,969. The decrease is primarily due to better management of operating costs.

Depreciation and Amortization Expenses

For the three months ended June 30, 2018, our depreciation and amortization expenses were $455,951 as compared to $357,111 for the same period in 2017. The increase is due to more assets owned in 2018.

Other Income and Expenses

For the three months ended June 30, 2018 and 2017 we had other (income) and expense items of the following:

	Three months ended June 30, 2018	Three months ended June 30, 2017
Interest income	$1,011	$5
Interest expense	305,687	187,077
Remeasurement loss (gain) on translation of foreign subsidiary	120,623	(105,974)
Amortization of debt issuance cost	37,739	44,531
Total other expense	$465,060	$125,639

For the three months ended June 30, 2018, we had interest expense of $305,687 as compared to $187,077 for the same period in 2017. The increase was due to increase in the interest rate of Loan 3 from 10% to 13% offset by repayment of Loan 1 and Loan 2.

Net Loss

For the three months ended June 30, 2018, our net loss was $783,393 as compared to a net loss of $50,181 for the same period in 2017.

Results of Operations for the Six months Ended June 30, 2018 and 2017

Revenue

For the six months ended June 30, 2018, we had revenue of $19,429,573 from sales of our products, as compared to revenue of $20,107,237 for the same period in 2017. We had an increase in Nutraceuticals in 2018 as compared to 2017 due to new customers. We had a decrease in Over the Counter in 2018 as compared to 2017 as 2017 was high due to a sell in to new customers. We had a decrease in Consumer Goods in 2018 as compared to 2017 as 2017 was the launch of a new product. We had an increase in Cosmeceuticals in 2018 as compared to 2017 due to new customers and new products. The decrease is comprised of the following categories:

	June 30, 2018	June 30, 2017
Nutraceuticals	$17,910,268	$16,164,707
Over the Counter (OTC)	334,102	1,075,693
Consumer Goods	562,932	2,772,634
Cosmeceuticals	622,271	94,203
	$19,429,573	$20,107,237

Cost of Revenue

For the six months ended June 30, 2018, our cost of revenue was $5,554,668. Our cost of revenue for the six months ended June 30, 2017, was $4,964,954. We had an increase in Nutraceuticals in 2018 as compared to 2017 due to higher sales and a different mix of products being sold. We had a decrease in Over the Counter in 2018 as compared to 2017 due to a different mix of product being sold. We had a decrease in Consumer Goods in 2018 as compared to 2017 due to a decrease in revenue. We had an increase in Cosmeceuticals in 2018 as compared to 2017 due to an increase in revenue. The cost of revenue is comprised of the following categories:

	June 30, 2018	June 30, 2017
Nutraceuticals	$5,328,360	$4,641,186
Over the Counter (OTC)	47,170	47,708
Consumer Goods	57,998	262,264
Cosmeceuticals	121,140	13,796
	$5,554,668	$4,964,954

Gross Profit

Gross profit was $13,874,905, or 71% for the six months ended June 30, 2018, as compared to gross profit of $15,142,283, or 75% for the same period in 2017, a decrease of $1,267,378, or 8.4%. The decrease in gross profit margin is directly related to a different mix of products being sold, with higher costs which reduces profit margin.

Operating Expenses

Selling and Marketing Expenses

For the six months ended June 30, 2018, our selling and marketing expenses were $9,401,359 as compared to $7,120,909 for the same period in 2017, which is primarily due to increased personnel in our advertising and marketing departments.

General and Administrative Expenses

For the six months ended June 30, 2018, our general and administrative expenses were $3,236,145. For the six months ended June 30, 2017, our general and administrative expenses were $4,305,612. The decrease is primarily due to better management of operating costs.

Depreciation and Amortization Expenses

For the six months ended June 30, 2018, our depreciation and amortization expenses were $907,437 as compared to $649,429 for the same period in 2017. The increase is due to more assets owned in 2018.

Other Income and Expenses

For the six months ended June 30, 2018 and 2017 we had other (income) and expense items of the following:

	Six months ended June 30, 2018	Six months ended June 30, 2017
Interest income	$(71)	$(10)
Interest expense	575,863	434,441
Remeasurement gain (loss) on translation of foreign subsidiary	131,321	(91,731)
Loss on sale of assets	-	2,877
Amortization of debt issuance cost	78,735	88,572
Total other expense	$785,848	$434,149

For the six months ended June 30, 2018, we had interest expense of $575,863 as compared to $434,441 for the same period in 2017. The increase was due to increase in the interest rate of Loan 3 from 10% to 13% offset by repayment of Loan 1 and Loan 2.

Net (Loss) Income

For the six months ended June 30, 2018, our net loss was $838,886 as compared to a net income of $2,508,473 for the same period in 2017.

Liquidity and Capital Resources

Overview

As of June 30, 2018, we had $865,812 cash on hand and a $2,557,687 working capital surplus. In addition, we also had restricted cash of $138,023 which is held for credit card collateral.

Six months ended June 30, 2018 and 2017

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2018 was $712,546, compared to $3,301,371 for the same period in 2017. This decrease in net cash provided by operating activities for the six months ended June 30, 2018 was primarily attributable to net loss during the period, an increase in inventory, a decrease in accounts payable and a decrease in accounts receivable.

The $712,546 consists of our net loss of $838,886 increased by:

Amortization of debt issuance cost	$78,735
Depreciation and amortization	907,437
Stock based compensation	239,386
Non cash implied interest	42,535
Remeasurement loss on translation of foreign subsidiary	131,321
Foreign currency transaction loss	30,931
Decrease in accounts receivable	244,566
Increase in inventory	(313,838)
Decrease in prepaid expenses	217,779
Increase in deferred revenue	37,843
Decrease in accounts payable and accrued expenses	(65,263)

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2018 was $194,300, compared to net cash used of $832,270 for the same period in 2017. The decrease in cash used in investing activities during 2018 is attributable to the payout of a development fee in 2017.

Payments for acquisition of fixed assets	$(129,087)
Payment for acquisition of domain name	(15,213)
Purchase of intangible assets	(50,000)

Net Cash Used in Financing Activities

Net cash used in financing activities for the six months ended June 30, 2018 was $1,712,500, compared to net cash used of $4,025,000 for the same period in 2017. This is attributable to the repayment of notes.

Repayment of notes payable	$(1,712,500)

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer), who is also our Chief Financial Officer (principal financial officer), reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and concluded that as of June 30, 2018, (i) the Company’s disclosure controls and procedures were not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”), and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Signatures	Title	Date

/s/ Jack Ross	Chief Executive Officer	August 14, 2018

/s/ Jeffrey Kadanoff	Chief Financial Officer	August 14, 2018

