Form 10-Q
period 2018-09-30
Synergy CHC Corp.
filed 2018-11-13
CIK 1562733

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 12, 2018, 89,862,683 shares of our common stock were issued and outstanding.

SYNERGY CHC CORP.

INDEX

Table of Contents

PART I	FINANCIAL INFORMATION

Item 1.	Condensed consolidated financial statements	3

	Condensed consolidated balance sheets as of September 30, 2018 (unaudited) and December 31, 2017	3

	Condensed consolidated statements of operations and comprehensive (loss) income for the three and nine months ended September 30, 2018 and 2017 (unaudited)	4

	Condensed consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017 (unaudited)	5

	Notes to unaudited condensed consolidated financial statements	6

Item 2.	Management’s discussion and analysis of financial condition and results of operations	23

Item 3.	Quantitative and qualitative disclosures about market risk	28

Item 4.	Controls and procedures	28

PART II	OTHER INFORMATION

Item 1.	Legal proceedings	29

Item 1A.	Risk factors	29

Item 2.	Unregistered sales of equity securities and use of proceeds	29

Item 3.	Defaults upon senior securities	29

Item 4.	Mine Safety Disclosures	29

Item 5.	Other information	29

Item 6.	Exhibits	29

Signatures		30

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Synergy CHC Corp.

Condensed Consolidated Balance Sheets

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$1,605,381	$1,955,614
Restricted cash	137,096	139,071
Accounts receivable, net	2,024,258	4,333,608
Prepaid expenses	767,456	1,143,251
Inventory, net	3,381,814	2,842,376
Total Current Assets	7,916,005	10,413,920

Fixed assets, net	307,832	293,205
Goodwill	7,793,240	7,793,240
Intangible assets, net	4,348,868	5,532,210
Total Assets	$20,365,945	$24,032,575

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$2,912,269	$4,328,548
Deferred revenue	48,041	3,058
Provision for income taxes payable	115,764	94,956
Current portion of long-term debt, net of debt discount and debt issuance cost, related party	1,955,917	2,487,233
Current portion of royalty payable	61,663	221,222
Total Current Liabilities	5,093,654	7,135,017

Long-term Liabilities:
Note payable, net of debt discount and debt issuance cost, related party	6,097,494	7,464,279
Total Long-term Liabilities	6,097,494	7,464,279
Total Liabilities	11,191,148	14,599,296

Commitments and contingencies

Stockholders’ Equity:
Common stock, $0.00001 par value; 300,000,000 shares authorized; 89,862,683 and 89,862,683 shares issued and outstanding, respectively	899	899
Additional paid in capital	18,525,791	18,376,801
Accumulated other comprehensive income (loss)	7,838	(77,988)
Accumulated deficit	(9,359,731)	(8,866,432)
Total stockholders’ equity	9,174,797	9,433,279
Total Liabilities and Stockholders’ Equity	$20,365,945	$24,032,575

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Synergy CHC Corp.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

	For the three months ended		For the nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Revenue	$9,190,377	$9,175,673	$28,619,950	$29,282,910
Cost of sales	2,945,389	2,657,623	8,500,057	7,622,577
Gross profit	6,244,988	6,518,050	20,119,893	21,660,333

Operating expenses
Selling and marketing	3,960,131	3,685,513	13,361,490	10,806,422
General and administrative	1,189,681	1,990,743	4,425,826	6,296,355
Depreciation and amortization	455,579	396,857	1,363,016	1,046,286
Total operating expenses	5,605,391	6,073,113	19,150,332	18,149,063

Income from operations	639,597	444,937	969,561	3,511,270

Other (income) expenses
Interest income	(50)	(784)	(121)	(794)
Interest expense	288,479	272,318	864,342	706,759
Other income	(27,674)	(111,666)	(27,674)	(111,666)
Remeasurement loss (gain) on translation of foreign subsidiary	66,353	(8,987)	197,674	(100,718)
Loss on sale of assets	-	-	-	2,877
Amortization of debt issuance cost	93,089	68,857	171,824	157,429

Total other expenses	420,197	219,738	1,206,045	653,887

Net income (loss) before income taxes	219,400	225,199	(236,484)	2,857,383
Income tax (benefit) expense	(126,190)	97,713	256,812	221,424
Net income (loss) after tax	$345,590	$127,486	$(493,296)	$2,635,959

Net income (loss) per share – basic	$0.00	$0.00	$(0.01)	$0.03
Net income (loss) per share – diluted	$0.00	$0.00	$(0.01)	$0.03

Weighted average common shares outstanding
Basic	89,862,683	89,237,683	89,862,683	88,939,470
Diluted	89,862,683	89,362,683	89,862,683	89,064,470

Comprehensive (loss) income:
Net income (loss)	345,590	127,486	(493,296)	2,635,959
Foreign currency translation adjustment	(17,578)	(34,152)	85,826	(63,284)
Comprehensive income (loss)	$328,012	$93,334	$(407,470)	$2,572,675

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Synergy CHC Corp.

Unaudited Condensed Consolidated Statements of Cash Flows

	For the nine months ended
	September 30, 2018	September 30, 2017
Cash Flows from Operating Activities
Net (loss) income	$(493,296)	$2,635,959
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,363,016	1,046,286
Amortization of debt issuance cost	171,824	157,429
Stock based compensation expense	148,990	1,024,630
Remeasurement loss (gain) on translation of foreign subsidiary	197,674	(100,718)
Foreign currency transaction (gain) loss	(47,887)	91,203
Non cash implied interest	58,014	56,851
Loss on sale of fixed assets	-	2,877
Changes in operating assets and liabilities:
Accounts receivable	2,309,350	(333,136)
Inventory	(539,438)	(710,034)
Prepaid expense	375,795	(78,650)
Accounts payable and accrued liabilities	(1,545,260)	(2,795,274)
Deferred revenue	44,983	(28,197)
Net cash provided by operating activities	2,043,765	969,226

Cash Flows from Investing Activities
Payments for acquisition of fixed assets	(129,087)	(104,380)
Payment for acquisition of domain name	(15,213)	-
Proceeds from sale of assets	-	6,199
Payment of development fee	-	(1,761,935)
Purchase of intangible assets	(50,000)	-
Net cash used in investing activities	(194,300)	(1,860,116)

Cash Flows from Financing Activities
Repayment of notes payable	(2,287,500)	(5,662,500)
Proceeds from notes payable	-	10,000,000
Payment of debt issuance costs	-	(452,869)
Net cash (used in) provided by financing activities	(2,287,500)	3,884,631

Effect of exchange rate on cash, cash equivalents and restricted cash	85,827	(63,284)

Net (decrease) increase in cash, cash equivalents and restricted cash	(352,208)	2,930,457

Cash, Cash Equivalents and restricted cash, beginning of period	2,094,685	2,617,642

Cash, Cash Equivalents and restricted cash, end of period	$1,742,477	$5,548,099

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$983,130	$536,111
Income taxes	$224,114	$1,121,509
Supplemental Disclosure of Non-cash Investing and Financing Activities:
Common stock issued for the acquisition of assets of Per-fekt	$-	$241,396

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

Note 2 – Summary of Significant Accounting Policies

General

The accompanying condensed consolidated financial statements as of September 30, 2018 and December 31, 2017 and for the three and nine months ended September 30, 2018 and 2017 are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Rule S-X of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2017 and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2018.

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

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. As of September 30, 2018, the Company had no cash equivalents. The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (FDIC) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At September 30, 2018, the uninsured balance amounted to $1,040,864.

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows.

	September 30, 2018	December 31, 2017	September 30, 2017

Cash and cash equivalents	$1,605,381	$1,955,614	$5,408,927
Restricted cash	137,096	139,071	139,172
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$1,742,477	$2,094,685	$5,548,099

Amounts included in restricted cash represent amounts held for credit card collateral.

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

Intangible Assets

We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization except intellectual property of $1,450,000 acquired as part of an Asset Purchase Agreement entered into with Factor Nutrition Labs LLC on January 22, 2015, $10,000 acquired as part of an Asset Purchase Agreement entered into with Perfekt Beauty Holdings LLC and CDG Holdings, LLC on June 21, 2017 and $50,000 acquired as an Asset Purchase entered into with Cocowhite on May 22, 2018. Intangible assets are amortized on a straight line basis over the useful lives. As of September 30, 2018, our qualitative analysis of intangible assets with indefinite lives did not indicate any impairment.

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

Indicators of impairment include significant underperformance relative to historical or projected future operating results, significant changes in our use of the assets or in our business strategy, loss of or changes in customer relationships and significant negative industry or economic trends. When indications of impairment arise for a particular asset or group of assets, we assess the future recoverability of the carrying value of the asset (or asset group) based on an undiscounted cash flow analysis. If carrying value exceeds projected, net, undiscounted cash flows, an additional analysis is performed to determine the fair value of the asset (or asset group), typically a discounted cash flow analysis, and an impairment charge is recorded for the excess of carrying value over fair value. As of September 30, 2018, our qualitative analysis of long-lived assets did not indicate any impairment.

Goodwill

An asset purchase is accounted for under the purchase method of accounting. Under that method, assets and liabilities of the business acquired are recorded at their estimated fair values as of the date of the acquisition, with any excess of the cost of the acquisition over the estimated fair value of the net tangible and intangible assets acquired recorded as goodwill. As of September 30, 2018, our qualitative analysis of goodwill did not indicate any impairment.

Revenue Recognition

Adoption of ASU 2014-09, Revenue from Contracts with Customers

On January 1, 2018, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (ASC 606) using the modified retrospective (cumulative effect) transition method. Under this transition method, results for reporting periods beginning January 1, 2018 or later are presented under ASC 606, while prior period results continue to be reported in accordance with previous guidance. The cumulative effect of the initial application of ASC 606 was immaterial, no adjustment was recorded to the opening balance of retained earnings. The timing of revenue recognition for our various revenue streams was not materially impacted by the adoption of this standard. The Company believes its business processes, systems, and controls are appropriate to support recognition and disclosure under ASC 606. In addition, the adoption has led to increased footnote disclosures. Overall, the adoption of ASC 606 did not have a material impact on the Company’s condensed consolidated balance sheet, statement of operations and comprehensive income and statement of cash flows for the nine months ended September 30, 2018. ASC 606 also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. As described below, the analysis of contracts under ASC 606 supports the recognition of revenue at a point in time, resulting in revenue recognition timing that is materially consistent with the Company’s historical practice of recognizing product revenue when title and risk of loss pass to the customer.

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

Contract Costs

Costs incurred to obtain a contract are capitalized unless short term in nature. As a practical expedient, costs to obtain a contract that are short term in nature are expensed as incurred. The Company does not have any contract costs capitalized as of September 30, 2018.

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

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under ASC subtopic 260-10, Earnings Per Share. Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted earnings per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock (using the “treasury stock” method), unless their effect on net loss per share is anti-dilutive. As of September 30, 2018, and 2017, options to purchase 7,166,667 and 6,300,000 shares of common stock, respectively, were outstanding. As of both September 30, 2018 and 2017, warrants to purchase 1,000,000 shares of common stock were outstanding.

The following is a reconciliation of the number of shares used in the calculation of basic earnings per share and diluted earnings per share for the three and nine months ended September 30, 2018, and 2017:

	For the three months ended		For the nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Net income (loss) after tax	$345,590	$127,486	$(493,296)	$2,635,959

Weighted average common shares outstanding	89,862,683	89,237,683	89,862,683	88,939,470
Common stock to be issued	-	125,000	-	125,000
Incremental shares from the assumed exercise of dilutive stock options	-	-	-	-
Incremental shares from the assumed exercise of dilutive stock warrants	-	-	-	-
Dilutive potential common shares	89,862,683	89,362,683	89,862,683	89,064,470

Net earnings (loss) per share:
Basic	$0.00	$0.00	$(0.01)	$0.03
Diluted	$0.00	$0.00	$(0.01)	$0.03

The following securities were not included in the computation of diluted net earnings per share as their effect would have been antidilutive:

	2018	2017

Options to purchase common stock	7,166,667	6,300,000
Warrants to purchase common stock	1,000,000	1,000,000
	8,166,667	7,300,000

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

As of September 30, 2018, the Company has determined that there were no assets or liabilities measured at fair value.

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

ASU 2016-18

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), which requires that restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total cash amounts shown on the statement of cash flows. The effective date for ASU 2016-18 is for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We adopted ASU 2016-18 effective January 1, 2018. The adoption of ASU 2016-18 had no impact on our retained earnings, and no impact to our net income on an ongoing basis. Adoption of the new standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash, or restricted cash equivalents. The amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. The amendments have been applied using a retrospective transition method to each period presented, as required. The period ended September 30, 2017 has been reclassified to reflect this change.

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

The carrying value of inventory consisted of the following:

	September 30, 2018	December 31, 2017
Finished goods	$2,529,198	$1,507,344
Components	733,676	1,197,228
Inventory in transit	-	45,188
Raw materials	118,940	92,616
Total inventory	$3,381,814	$2,842,376

On January 22, 2015, inventory was pledged to Knight Therapeutics under the Loan Agreement (see note 10).

Note 4 – Accounts Receivable

Accounts receivable, net of allowances for sales returns and doubtful accounts, consisted of the following:

	September 30, 2018	December 31, 2017
Trade accounts receivable	$2,024,258	$4,333,608
Less allowances	-	-
Total accounts receivable, net	$2,024,258	$4,333,608

Note 5 – Prepaid Expenses

Prepaid expenses consisted of the following:

	September 30, 2018	December 31, 2017
Advances for inventory	$71,087	$206,973
Components	-	104,668
Media production	41,583	109,388
Insurance	29,273	41,548
Trade shows	18,295	17,150
Deposits	49,472	44,841
Rent	-	19,500
Promotion - Bloggers	101,700	246,592
License agreement	83,334	158,333
Software subscriptions	54,798	20,513
Rebranding	52,429	32,841
Clinical Research	39,575	47,490
Advertising	75,155	2,500
Promotions	-	37,500
Miscellaneous	150,755	53,414
Total	$767,456	$1,143,251

Note 6 – Concentration of Credit Risk

Cash and cash equivalents

The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (FDIC) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At September 30, 2018 and December 31, 2017, the uninsured balances amounted to $1,040,864 and $1,557,373, respectively.

Accounts receivable

As of September 30, 2018, four customers accounted for 78% of the Company’s accounts receivable. As of December 31, 2017, three customers accounted for 88% of the Company’s accounts receivable.

Major customers

For the nine months ended September 30, 2018, three customers accounted for approximately 50% of the Company’s net revenue. For the three months ended September 30, 2018, two customers accounted for approximately 58% of the Company’s net revenue. For the nine months ended September 30, 2017, two customers accounted for approximately 34% of the Company’s net revenue. For the three months ended September 30, 2017, two customers accounted for approximately 50% of the Company’s net revenue. For the year ended December 31, 2017, two customers accounted for approximately 42% of the Company’s net revenues. Substantially all of the Company’s business is with companies in the United States.

Major suppliers

For the three and nine months ended September 30, 2018 and the year ended December 31, 2017, our products were made by the following suppliers:

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

Note 7 – Fixed Assets and Intangible Assets

As of September 30, 2018, and December 31, 2017, fixed assets and intangible assets consisted of the following:

	September 30, 2018	December 31, 2017

Property and equipment	$566,446	$437,358
Less accumulated depreciation	(258,614)	(144,153)
Fixed assets, net	$307,832	$293,205

Depreciation expense for the three months ended September 30, 2018 and 2017 was $38,299 and $27,134, respectively. Depreciation expense for the nine months ended September 30, 2018 and 2017 was $114,461 and $77,445, respectively.

	September 30, 2018	December 31, 2017

FOCUSfactor intellectual property	$1,450,000	$1,450,000
Perfekt intellectual property	10,000	10,000
Cocowhite intellectual property	50,000	-
Intangible assets subject to amortization	7,150,165	7,134,952
Less accumulated amortization	(4,311,297)	(3,062,742)
Intangible assets, net	$4,348,868	$5,532,210

Amortization expense for the three months ended September 30, 2018 and 2017 was $417,280 and $369,722, respectively. Amortization expense for the nine months ended September 30, 2018 and 2017 was $1,248,555 and $968,841, respectively. These intangible assets were acquired through an Asset Purchase Agreement and Stock Purchase Agreements.

Note 8 – Related Party Transactions

The Company accrued and paid consulting fees of $57,917 for seven months to a company owned by Mr. Jack Ross, Chief Executive Officer of the Company. The Company expensed $173,750 during the three months ended September 30, 2018 and $403,583 during the nine months ended September 30, 2018. As of September 30, 2018, the total outstanding balance was $0 for consulting fees and reimbursements.

On January 22, 2015, the Company entered into a Loan Agreement with Knight Therapeutics (Barbados) Inc. (“Knight”), a related party, for the purchase of the Focus Factor assets. At September 30, 2018, the Company owed Knight $0 on this loan, net of debt issuance cost (see Note 10).

On June 26, 2015, the Company entered into a Security Agreement with Knight Therapeutics, Inc., through its wholly owned subsidiary Neuragen Corp., for the purchase of Knight Therapeutics, Inc.’s assets. At September 30, 2018, the Company owed Knight $274,814 in relation to this agreement (see Note 10).

On August 18, 2015, the Company entered into a Consulting Agreement with Kara Harshbarger, the co-founder of Hand MD, LLC, pursuant to which she will provide marketing and sales related service. The Company pays Ms. Harshbarger $10,000 a month for one year unless the Consulting Agreement is terminated earlier by either party. The Company has extended this agreement on a month to month basis. Hand MD, LLC is a 50% owner in Hand MD Corp. The Company expensed $30,000 through payroll for the three months ended September 30, 2018 and $90,000 for the nine months ended September 30, 2018. As of September 30, 2018, the total outstanding balance was $0.

On November 12, 2015, the Company entered into a Loan Agreement with Knight Therapeutics (Barbados) Inc., a related party, for the purchase of NomadChoice Pty Limited and Breakthrough Products, Inc. At September 30, 2018, the Company owed Knight $0 on this loan, net of debt issuance cost (see Note 10).

On August 9, 2017, the Company entered into a Loan Agreement with Knight Therapeutics (Barbados) Inc., a related party, for a working capital loan. At September 30, 2018, the Company owed Knight $8,053,411 on this loan, net of debt issuance cost (see Note 10).

On December 23, 2016, we entered into an agreement with Knight Therapeutics for the distribution rights of FOCUSFactor in Canada. In conjunction with this agreement, we are required to pay Knight a distribution fee equal to 30% of gross sales for sales achieved through a direct sales channel and 5% of gross sales for sales achieved through retail sales. The minimum due to Knight under this agreement is $100,000 Canadian dollars. As of September 30, 2018, the total outstanding balance was $100,000 Canadian dollars.

The Company expensed royalty of $62,306 during the three months ended September 30, 2018 and $342,315 during the nine months ended September 30, 2018. At September 30, 2018 NomadChoice Pty Ltd., a subsidiary of the Company, owed Knight Therapeutics $50,310 in connection with a royalty distribution agreement.

The Company expensed royalty of $4,663 during the three months ended September 30, 2018 and $14,279 during the nine months ended September 30, 2018. At September 30, 2018 Sneaky Vaunt Corp., a subsidiary of the Company, owed Knight Therapeutics $3,948 in connection with a royalty distribution agreement.

The Company expensed commissions of $10,898 during the three months ended September 30, 2018 and $38,529 during the nine months ended September 30, 2018. At September 30, 2018, Sneaky Vaunt Corp., a subsidiary of the Company, owed Founded Ventures, owned by a shareholder in the Company, $5,734 in connection with a commission agreement.

The Company expensed royalty of $386 during the three months ended September 30, 2018 and $2,297 during the nine months ended September 30, 2018. At September 30, 2018 The Queen Pegasus, a subsidiary of the Company, owed Knight Therapeutics $129 in connection with a royalty distribution agreement.

The Company expensed commissions of $1,228 during the three months ended September 30, 2018 and $7,118 during the nine months ended September 30, 2018. At September 30, 2018, The Queen Pegasus, a subsidiary of the Company, owed Founded Ventures $649 in connection with a commission agreement.

The Company paid $62,500 and $187,500 during the three and nine months ended September 30, 2018 to Hand MD, Corp, related to a royalty agreement. At September 30, 2018, the Company owed Hand MD Corp. $61,663 in minimum future royalties.

Note 9 – Accounts Payable and Accrued Liabilities

As of September 30, 2018, and December 31, 2017, accounts payable and accrued liabilities consisted of the following:

	September 30, 2018	December 31, 2017
Accrued payroll	$228,545	$296,491
Accrued legal fees	16,319	96,017
Accounting fees	36,041	19,681
Commissions	186,666	178,286
Manufacturers	2,022,187	2,147,751
Promotions	99,181	897,925
Professional Fees	30,000	45,921
Rent	20,085	19,500
Customers	177	106,395
Interest	-	147,000
Royalties, related party	138,585	138,143
Warehousing	8,640	10,388
Others	125,843	225,050
Total	$2,912,269	$4,328,548

Note 10 – Notes Payable

The Company’s loans payable at September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018	December 31, 2017

Loans payable	$8,274,814	$10,344,739
Unamortized debt issuance cost	(221,403)	(393,227)
Total	8,053,411	9,951,512
Less: Current portion	(1,955,917)	(2,487,233)
Long-term portion	$6,097,494	$7,464,279

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

All outstanding principal and accrued and unpaid interest is due on the earliest to occur of either January 20, 2017 (the “Maturity Date”), or the date that Knight, in its discretion, accelerates the Company’s obligations due to an event of default. The Company may extend the Maturity Date for two successive additional 12-month periods if at March 31, 2016 and March 31, 2017, respectively, the Company’s revenues exceed $13.0 million and its EBITDA exceeds $2.0 million for the respective 12-month period then ending. These covenants were achieved, therefore the Company chose to extend the loan for the first 12-month period to January 20, 2018. Principal payments under the Loan Agreement commenced on June 30, 2015 and continue quarterly as set forth on the Repayment Schedule to the Loan Agreement. This Loan was repaid in full on January 20, 2018. The Company recognized and paid interest expense of $0 and $4,611, respectively during the three and nine months ended September 30, 2018. Accrued interest expense was $0 as of September 30, 2018.

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

The Company also recorded deferred financing costs of $289,045 with respect to the above loan. The Company recognized amortization of deferred financing costs of $0 and $3,257 during the three and nine months ended September 30, 2018, respectively. Unamortized debt issuance cost as of September 30, 2018 amounted to $0.

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

The Company also recorded deferred financing costs of $10,486 with respect to the above agreement. The Company recognized amortization of deferred financing costs of $0 during the three and nine months ended September 30, 2018. Unamortized debt issuance cost as of September 30, 2018 amounted to $0. The Company recorded present value of future payments of $274,814 and $282,240 as of September 30, 2018 and December 31, 2017, respectively. The Company recorded imputed interest expense of $9,933 and $30,074 for the three and nine months ended September 30, 2018, respectively.

During the three and nine months ended September 30, 2018, the Company made payments of $12,500 and $37,500, respectively, in connection with this Security Agreement.

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

The Company also recorded deferred financing costs of $452,869 with respect to the above loan. The Company recognized amortization of deferred financing costs of $93,090 and $168,568 during the three and nine months ended September 30, 2018, respectively. Unamortized debt issuance cost as of September 30, 2018 amounted to $221,403.

The Company recognized and paid interest expense of $273,000 and $801,444 during the three and nine months ended September 30, 2018, respectively. Accrued interest was $0 as of September 30, 2018. The loan balance at September 30, 2018 was $8,000,000.

Note 11 – Stockholders’ Equity

The total number of shares of all classes of capital stock which the Company is authorized to issue is 300,000,000 shares of common stock with $0.00001 par value.

As of both September 30, 2018 and December 31, 2017, there were 89,862,683 shares of the Company’s common stock issued and outstanding.

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

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2018:

Year ending December 31:
2018 – remaining three months	$60,255
2019	245,234
2020	252,591
2021	106,540
2022	-
Total	$664,620

Note 13 – Stock Options

On July 4, 2016, the Company granted 500,000 options with an exercise price of $0.70 per share to an employee of the Company. During 2017, 333,333 unvested options were cancelled due to termination of employee.

On October 10, 2017, the Company granted 1,000,000 options with an exercise price of $0.70 per share to an employee of the Company.

On October 16, 2017, the Company granted 1,500,000 options with an exercise price of $0.55 per share to an employee of the Company. During August 2018, 1,500,000 unvested options were cancelled due to termination of employee.

On October 18, 2017, the Company granted 200,000 options with an exercise price of $0.70 per share to an employee of the Company.

The following table summarizes the options outstanding, option exercisability and the related prices for the shares of the Company’s common stock issued to employees and consultants under the Plan at September 30, 2018:

	Options Outstanding			Options Exercisable
Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
$0.25 - $0.70	7,166,667	5.93	$0.50	6,341,667	$0.47

The stock option activity for the nine months ended September 30, 2018 is as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2017	8,666,667	$0.51
Granted	-	-
Exercised	-	-
Expired or canceled	(1,500,000)	(0.55)
Outstanding at September 30, 2018	7,166,667	$0.50

Stock-based compensation expense related to vested options was ($90,396) and $148,990 during the three and nine months ended September 30, 2018, respectively, which is a component of general and administrative expense in the statement of income. The Company determined the value of share-based compensation for options vesting during the period using the Black-Scholes fair value option-pricing model with the following weighted average assumptions: estimated fair value of Company’s common stock of $0.40-0.74, risk-free interest rate of 0.90-2.23%, volatility of 135-160%, expected lives of 3-10 years, and dividend yield of 0%. Stock options outstanding as of September 30, 2018, as disclosed in the above table, have an intrinsic value of $30,000. As of September 30, 2018, unamortized stock-based compensation costs related to options was $353,065, and will be recognized over a period of 2 years.

Note 14 – Stock Warrants

The following table summarizes the warrants outstanding, warrant exercisability and the related prices for the shares of the Company’s common stock at September 30, 2018:

	Warrants Outstanding			Warrants Exercisable
Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
5.00	1,000,000	0.21	5.00	1,000,000	5.00

The warrant activity for the nine months ended September 30, 2018 is as follows:

	Warrants Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2017	1,000,000	$5
Granted	-	-
Exercised	-	-
Expired or canceled	-	-
Outstanding at September 30, 2018	1,000,000	$5

Warrants outstanding as of September 30, 2018, as disclosed in the above table, have an intrinsic value of $0.

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

Net sales attributed to customers in the United States and foreign countries for the three months ended September 30, 2018 and 2017 were as follows:

	September 30, 2018	September 30, 2017
United States	$8,944,970	$8,472,498
Foreign countries	245,407	703,175
	$9,190,377	$9,175,673

Foreign countries primarily consist of Australia and Canada.

The Company’s net sales by product group for the three months ended September 30, 2018 and 2017 were as follows:

	September 30, 2018	September 30, 2017
Nutraceuticals	$8,540,044	$7,961,616
Over the Counter (OTC)	125,878	169,403
Consumer Goods	260,027	733,744
Cosmeceuticals	264,428	310,910
	$9,190,377	$9,175,673

(1) Net sales for any other product group of similar products are less than 10% of consolidated net sales.

The Company’s net sales by major sales channel for the three months ended September 30, 2018 and 2017 were as follows:

	September 30, 2018	September 30, 2017
Online	$4,902,161	$3,236,124
Retail	4,288,216	5,939,549
	$9,190,377	$9,175,673

Net sales attributed to customers in the United States and foreign countries for the nine months ended September 30, 2018 and 2017 were as follows:

	September 30, 2018	September 30, 2017
United States	$27,215,818	$26,926,114
Foreign countries	1,404,132	2,356,796
	$28,619,950	$29,282,910

The Company’s net sales by product group for the nine months ended September 30, 2018 and 2017 were as follows:

	September 30, 2018	September 30, 2017
Nutraceuticals	$26,450,312	$24,126,323
Over the Counter (OTC)	459,980	1,245,096
Consumer Goods	822,959	3,506,378
Cosmeceuticals	886,699	405,113
	$28,619,950	$29,282,910

(1) Net sales for any other product group of similar products are less than 10% of consolidated net sales.

The Company’s net sales by major sales channel for the nine months ended September 30, 2018 and 2017 were as follows:

	September 30, 2018	September 30, 2017
Online	$13,926,758	$14,696,177
Retail	14,693,192	14,586,733
	$28,619,950	$29,282,910

Long-lived assets (net) attributable to operations in the United States and foreign countries as of September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018	December 31, 2017
United States	$12,436,714	$13,613,043
Foreign countries	13,226	5,612
	$12,449,940	$13,618,655

Note 16 – Income Taxes

Income tax (benefit) expense was ($126,190) and $256,812 for the three and nine months ended September 30, 2018, respectively, compared to $97,713 and $221,424, respectively, for the same periods in 2017. The current provision is attributable to Australian operations and the current tax rate in effect in that country.

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

The Company has not recorded the necessary provisional adjustments in the financial statements in accordance with its current understanding of the TCJA and guidance currently available as of this filing. But is reviewing the TCJA’s potential ramifications, as the Company acts to bring tax compliance up to date.

The total deferred tax asset is calculated by multiplying a domestic (US) 21% marginal tax rate by the cumulative net operating loss carryforwards (“NOL”). The domestic marginal tax rate does not include any state & local marginal tax rate attributable to the Company. The Company currently has estimated NOLs, which expire through 2035. Management has determined based on all the available information that a 100% valuation reserve is required.

For U.S. purposes, the Company has not completed its evaluation of NOL utilization limitations under Internal Revenue Code, as amended (the “Code”) Section 382/383, change of ownership rules. If the Company has had a change in ownership, the NOL’s would be limited or eliminated, as to the amount that could be utilized each year, based on the Code. NOL’s attributable to Breakthrough Products, Inc., which are the majority of the Company’s domestic NOL’s are Separate Return Limitation Year (SRLY) NOL’s. Such losses may generally not be available for use (limited or eliminated).

The Company has not filed its State & Local Income/Franchise tax returns in States it is required to file for the last few years, so such returns and liability remain open. Such liability, if any, has not yet been quantified by the Company, as of the reporting date. The Company is currently assessing the requirements to file these returns in states to determine any potential liability, which the Company believes is immaterial.

Note 17 – Subsequent Events

Management evaluated all activities of the Company through the issuance date of the Company’s unaudited condensed consolidated financial statements and concluded that no subsequent events except as disclosed below have occurred that would require adjustments or disclosure into the unaudited condensed consolidated financial statements.

Subsequent to September 30, 2018, the Company made an additional $500,000 payment on $10,000,000 loan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Synergy for the three and nine months ended September 30, 2018 and 2017, should be read in conjunction with the unaudited condensed consolidated financial statements of Synergy, and the notes to those unaudited condensed consolidated financial statements that are included elsewhere in this Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the caption, “Cautionary Notice Regarding Forward-Looking Statements” and the “Business” section in our Form 10-K filed on April 2, 2018. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

For the three months ended September 30, 2018
Net income after tax	$345,590
Interest income	(50)
Interest expense	288,479
Taxes	(126,190)
Depreciation	38,298
Amortization	510,371
EBITDA	$1,056,498
Stock-based compensation	(90,396)
One-time expenses	92,436
Loss on foreign currency translation and transaction	(12,465)
Adjusted EBITDA	$1,046,073

For the nine months ended September 30, 2018
Net loss after taxes	$(493,296)
Interest income	(121)
Interest expense	864,342
Taxes	256,812
Depreciation	114,461
Amortization	1,417,123
EBITDA	$2,159,321
Stock-based compensation	148,990
One-time expenses	273,979
Loss on foreign currency translation and transaction	149,787
Adjusted EBITDA	$2,732,077

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

Results of Operations for the Three months Ended September 30, 2018 and 2017

Revenue

For the three months ended September 30, 2018, we had revenue of $9,190,377 from sales of our products, as compared to revenue of $9,175,673 for the same period in 2017. We had an increase in Nutraceuticals in 2018 as compared to 2017 due to new customers. We had a decrease in Over the Counter in 2018 as compared to 2017 as 2017 was high due to a sell in to a new customer. We had a decrease in Consumer Goods in 2018 as compared to 2017 as 2017 was the launch of a new product. We had a decrease in Cosmeceuticals in 2018 as compared to 2017 due to a promotion in 2017 that did not reoccur in 2018. The revenue is comprised of the following categories:

	September 30, 2018	September 30, 2017
Nutraceuticals	$8,540,044	$7,961,616
Over the Counter (OTC)	125,878	169,403
Consumer Goods	260,027	733,744
Cosmeceuticals	264,428	310,910
	$9,190,377	$9,175,673

Cost of Revenue

For the three months ended September 30, 2018, our cost of revenue was $2,945,389. Our cost of revenue for the three months ended September 30, 2017, was $2,657,623. We had an increase in Nutraceuticals in 2018 as compared to 2017 due to higher sales and a different mix of products being sold. We had an increase in Over the Counter in 2018 as compared to 2017 due to a different mix of product being sold. We had a decrease in Consumer Goods in 2018 as compared to 2017 due to a decrease in revenue. We had an increase in Cosmeceuticals in 2018 as compared to 2017 due to promotions being run. The cost of revenue is comprised of the following categories:

	September 30, 2018	September 30, 2017
Nutraceuticals	$2,850,628	$2,541,539
Over the Counter (OTC)	23,906	19,908
Consumer Goods	33,481	70,357
Cosmeceuticals	37,374	25,819
	$2,945,389	$2,657,623

Gross Profit

Gross profit was $6,244,988, or 68% for the three months ended September 30, 2018, as compared to gross profit of $6,518,050, or 71% for the same period in 2017, a decrease of $273,062, or 4%. The decrease in gross profit margin is directly related to increase in sales and selling products with a higher unit cost, thus reducing our margin.

Operating Expenses

Selling and Marketing Expenses

For the three months ended September 30, 2018, our selling and marketing expenses were $3,960,131 as compared to $3,685,313 for the same period in 2017, which is primarily due to increased personnel in our advertising and marketing departments.

General and Administrative Expenses

For the three months ended September 30, 2018, our general and administrative expenses were $1,189,681. For the three months ended September 30, 2017, our general and administrative expenses were $1,990,743. The decrease is primarily due to better management of operating costs.

Depreciation and Amortization Expenses

For the three months ended September 30, 2018, our depreciation and amortization expenses were $455,579 as compared to $396,857 for the same period in 2017. The increase is due to more assets owned in 2018.

Other Income and Expenses

For the three months ended September 30, 2018 and 2017 we had other (income) and expense items of the following:

	Three months ended September 30, 2018	Three months ended September 30, 2017
Interest income	$(50)	$(784)
Interest expense	288,479	272,318
Other income	(27,674)	(111,666)
Remeasurement loss (gain) on translation of foreign subsidiary	66,353	(8,987)
Amortization of debt issuance cost	93,089	68,857
Total other expense	$420,197	$219,738

For the three months ended September 30, 2018, we had interest expense of $288,479 as compared to $272,318 for the same period in 2017. The increase was due to increase in the interest rate of Loan 3 from 10% to 13% offset by repayment of Loan 1 and Loan 2.

Net Income

For the three months ended September 30, 2018, our net income was $345,590 as compared to a net income of $127,486 for the same period in 2017.

Results of Operations for the Nine months Ended September 30, 2018 and 2017

Revenue

For the nine months ended September 30, 2018, we had revenue of $28,619,950 from sales of our products, as compared to revenue of $29,282,910 for the same period in 2017. We had an increase in Nutraceuticals in 2018 as compared to 2017 due to new customers. We had a decrease in Over the Counter in 2018 as compared to 2017 as 2017 was high due to a sell in to new customers. We had a decrease in Consumer Goods in 2018 as compared to 2017 as 2017 was the launch of a new product. We had an increase in Cosmeceuticals in 2018 as compared to 2017 due to new customers and new products. The decrease is comprised of the following categories:

	September 30, 2018	September 30, 2017
Nutraceuticals	$26,450,312	$24,126,323
Over the Counter (OTC)	459,980	1,245,096
Consumer Goods	822,959	3,506,378
Cosmeceuticals	886,699	405,113
	$28,619,950	$29,282,910

Cost of Revenue

For the nine months ended September 30, 2018, our cost of revenue was $8,500,057. Our cost of revenue for the nine months ended September 30, 2017, was $7,622,577. We had an increase in Nutraceuticals in 2018 as compared to 2017 due to higher sales and a different mix of products being sold. We had an increase in Over the Counter in 2018 as compared to 2017 due to a different mix of product being sold. We had a decrease in Consumer Goods in 2018 as compared to 2017 due to a decrease in revenue. We had an increase in Cosmeceuticals in 2018 as compared to 2017 due to an increase in revenue. The cost of revenue is comprised of the following categories:

	September 30, 2018	September 30, 2017
Nutraceuticals	$8,178,988	$7,182,725
Over the Counter (OTC)	71,076	67,616
Consumer Goods	91,479	332,621
Cosmeceuticals	158,514	39,615
	$8,500,057	$7,622,577

Gross Profit

Gross profit was $20,119,893, or 70% for the nine months ended September 30, 2018, as compared to gross profit of $21,660,333, or 74% for the same period in 2017, a decrease of $1,540,440, or 7%. The decrease in gross profit margin is directly related to a different mix of products being sold, with higher costs which reduces profit margin.

Operating Expenses

Selling and Marketing Expenses

For the nine months ended September 30, 2018, our selling and marketing expenses were $13,361,490 as compared to $10,806,422 for the same period in 2017, which is primarily due to increased personnel in our advertising and marketing departments.

General and Administrative Expenses

For the nine months ended September 30, 2018, our general and administrative expenses were $4,425,826. For the nine months ended September 30, 2017, our general and administrative expenses were $6,296,355. The decrease is primarily due to better management of operating costs.

Depreciation and Amortization Expenses

For the nine months ended September 30, 2018, our depreciation and amortization expenses were $1,363,016 as compared to $1,046,286 for the same period in 2017. The increase is due to more assets owned in 2018.

Other Income and Expenses

For the nine months ended September 30, 2018 and 2017 we had other (income) and expense items of the following:

	Nine months ended September 30, 2018	Nine months ended September 30, 2017
Interest income	$(121)	$(794)
Interest expense	864,342	706,759
Other income	(27,674)	(111,666)
Remeasurement gain (loss) on translation of foreign subsidiary	197,674	(100,718)
Loss on sale of assets	-	2,877
Amortization of debt issuance cost	171,824	157,429
Total other expense	$1,206,045	$653,887

For the nine months ended September 30, 2018, we had interest expense of $864,342 as compared to $706,759 for the same period in 2017. The increase was due to increase in the interest rate of Loan 3 from 10% to 13% offset by repayment of Loan 1 and Loan 2.

Net (Loss) Income

For the nine months ended September 30, 2018, our net loss was $493,296 as compared to a net income of $2,635,959 for the same period in 2017.

Liquidity and Capital Resources

Overview

As of September 30, 2018, we had $1,605,381 cash on hand and a $2,822,351 working capital surplus. In addition, we also had restricted cash of $137,096 which is held for credit card collateral.

Nine months ended September 30, 2018 and 2017

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2018 was $2,043,765, compared to $969,227 for the same period in 2017. This increase in net cash provided by operating activities for the nine months ended September 30, 2018 was primarily attributable to a decrease in accounts receivable.

The $2,043,765 consists of our net loss of $493,296 adjusted by:

Amortization of debt issuance cost	$171,824
Depreciation and amortization	1,363,015
Stock based compensation	148,990
Non cash implied interest	58,014
Remeasurement loss on translation of foreign subsidiary	197,674
Foreign currency transaction gain	(47,887)
Decrease in accounts receivable	2,309,350
Increase in inventory	(539,438)
Decrease in prepaid expenses	375,795
Increase in deferred revenue	44,983
Decrease in accounts payable and accrued expenses	(1,545,260)

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2018 was $194,300, compared to net cash used of $1,860,116 for the same period in 2017. The decrease in cash used in investing activities during 2018 is attributable to the payout of a development fee in 2017.

Payments for acquisition of fixed assets	$(129,087)
Payment for acquisition of domain name	(15,213)
Purchase of intangible assets	(50,000)

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2018 was $2,287,500, compared to net cash provided of $3,884,631 for the same period in 2017. This is attributable to proceeds from a new loan in 2017 and the repayment of notes in 2018.

Repayment of notes payable	$(2,287,500)

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer), who is also our Chief Financial Officer (principal financial officer), reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and concluded that as of September 30, 2018, (i) the Company’s disclosure controls and procedures were not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”), and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Signatures	Title	Date

/s/ Jack Ross	Chief Executive Officer	November 13, 2018
Chief Financial Officer

