Form 10-K
period 2018-12-31
Synergy CHC Corp.
filed 2019-03-29
CIK 1562733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

Commission file number: 000-55098

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
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

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2018 was approximately $8.1 million based upon the closing price of the common stock as quoted by the Over-the-Counter Bulletin Board (the “OTC Bulletin Board”)

As of March 27, 2019, there were 89,889,074 shares of the registrant’s common stock, par value $0.00001 per share, outstanding.

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

Effective January 1, 2019, the Company’s U.S. subsidiaries, Neuragen Corp., Sneaky Vaunt Corp., The Queen Pegasus Corp. and Breakthrough Products Inc., merged with and into the Company.

2018 Fiscal Year Developments

During 2018 we focused on development and line extensions within our existing brands. We developed product extensions and expanded into new markets.

Description of the Business

FOCUSfactor is sold at America’s leading retailers such as Costco, Sam’s Club, BJ’s, Walmart, Amazon.com, Walgreens, CVS, The Vitamin Shoppe and online at www.focusfactor.com. FOCUSfactor is a brain-health nutritional supplement that includes a proprietary blend of brain supporting vitamins, minerals, antioxidants and other nutrients. In December 2012, the United States Patent and Trademark Office issued US Patent 8,329,227 covering FOCUSfactor’s proprietary formulation “for enhanced mental function.” The issuance of the patent marked one of the few times a patent has been issued for a nationally branded nutritional supplement. FOCUSfactor is clinically tested with results demonstrating improvements in focus, concentration and memory in healthy adults. FOCUSfactor is a material product to our revenue base, representing 55% of revenue.

Flat Tummy Tea is a uniquely formulated two-step herbal detox tea that works to naturally help speed metabolism, boost energy and reduce bloating. Flat Tummy Tea is sold online at www.flattummyco.com, Amazon.com, CVS and at The Vitamin Shoppe. Flat Tummy Tea is a material product to our revenue base, representing 37% of revenue.

Hand MD is the world’s first anti-aging skincare line formulated specifically for the hands. Hand MD is sold online at www.handmd.com and Amazon.com.

Neuragen is a topical product that works directly at the site of pain as opposed to oral products. Neuragen reduces the spontaneous firing of damaged peripheral nerves. By calming these nerves, Neuragen is clinically shown to reduce shooting and burning pains quickly and without side effects. Neuragen is sold at Walgreens and through various distribution channels.

Sneaky Vaunt is a backless, strapless, stick on, push up bra. Sneaky Vaunt is sold online at www.sneakyvaunt.com and Amazon.com.

The Queen Pegasus is a two-step eyelash elixir kit for longer and fuller looking natural eyelashes. The Queen Pegasus is sold online at www.thequeenpegasus.com and Amazon.com.

Per-fekt Beauty is a line of cosmetics that merges advanced skincare formulations with color. Per-fekt Beauty products are sold online at www.perfektbeauty.com and Amazon.com.

Think Fuel is a line of nootropic supplements designed to enhance brain function. Think Fuel products are sold online at www.thinkfuel.com and Amazon.com.

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

Commercialization

We are highly dependent on two retailers for the sale of our retail products: Costco Wholesale Corporation and Sam’s West, Inc./Walmart (a/k/a Sam’s Club), which comprise 65% of our net revenue for retail sales of our products. We intend to diversify our sales network and generate revenue by selling our consumer-ready products to retailers across North America, which retailers may then sell to end consumers through retail distribution channels. We also sell direct to wholesalers and distributors at a reduced cost as a means to grow our revenue base quickly and to penetrate the market more effectively.

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

Markets

We sell our products in mostly North American retail locations along with other developed countries with similar retail landscapes to North America.

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

We will rely on legal and operational compliance programs, as well as local counsel, to guide our compliance with applicable laws and regulations of the jurisdictions in which we do business.

We do not anticipate, at this time, that the cost of compliance with U.S. and foreign laws will have a material financial impact on operations, business or financial condition. There are, however, no guarantees that new regulatory and tariff legislation will not have a material negative effect on our business in the future.

Employees

As of March 27, 2019, we had 42 full-time employees and 1 part-time employee. We intend to grow our employee base in response to the demands and requirements of the business.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES

The following table describes our principal properties leased as of March 27, 2019:

Purpose	Location	Square Footage
Technology Center (1)	Halifax, NS	8,500
Main Office (2)	Westbrook, ME	3,510

(1) Monthly rental payments are $22,086 CDN per month on a month to month basis.

(2) Monthly rental payments are $4,290 per month on a month to month basis.

ITEM 3. LEGAL PROCEEDINGS

During March 2019 we received a 60 day Proposition 65 letter that one of our products did not have California’s Prop 65 label. We are taking action to correct the oversight.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Only a sporadic and limited market exists for our securities. There is no assurance that a regular trading market will develop, or if one develops, that it will be sustained. Therefore, a shareholder in all likelihood will be unable to resell his, her or its securities in our Company. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops. Our securities are traded on the OTCQB operated by OTCMarkets.com under the symbol “SNYR”. The table below reflects the high and low bid information for our common stock obtained from OTC Markets and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Quarter Ended	High	Low
December 31, 2018	$0.27	$0.10
September 30, 2018	$0.35	$0.26
June 30, 2018	$0.40	$0.29
March 31, 2018	$0.49	$0.30
December 31, 2017	$0.56	$0.40
September 30, 2017	$0.55	$0.38
June 30, 2017	$0.78	$0.34
March 31, 2017	$0.69	$0.45

Shareholders

As of March 27, 2019, we had 37 shareholders of record of our common stock.

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

Equity Compensation Plans

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this report.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

There were no unregistered sales of the Company’s equity securities during the period from January 1, 2018 to December 31, 2018 that were not otherwise disclosed in a Current Report on Form 8-K.

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

December 31, 2018
Net income	$(6,160,690)
Interest income	(235)
Interest expense	1,132,763
Taxes	(247,694)
Depreciation	152,522
Amortization	1,883,508
Impairment of Intangible Assets	924,068
EBITDA	$(2,315,758)
Stock-based compensation	440,999
One-time expenses, net of other income	3,530,764
Loss on foreign currency translation and transaction	303,806
Adjusted EBITDA	$1,959,811

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

Results of Operations for the Years Ended December 31, 2018 and December 31, 2017

During 2018, we focused on developing our currently owned brands into new markets and by product extensions. Our objective is to grow all four of our targeted verticals (Nutraceuticals, Over the Counter (OTC), Consumer Goods and Cosmeceuticals) to provide a balanced and synergistic portfolio that drives consumer demand via multiple channels. During 2017, we completed one acquisition and developed two new brands.

Revenue

For the year ended December 31, 2018, we had revenues of $33,824,495 from sales of our products, as compared to revenue of $35,596,035 for the year ended December 31, 2017. This is comprised of the following categories:

	December 31, 2018	December 31, 2017
Nutraceuticals	$31,332,952	$29,903,714
Over the Counter (OTC)	427,871	1,203,034
Consumer Goods	987,230	3,614,090
Cosmeceuticals	1,076,442	875,197
	$33,824,495	$35,596,035

The increase in our Nutraceutical category was due to organic growth, and new markets. The decrease in the Over the Counter category was due to a supply issue with one product during the year. The decrease in the consumer goods category is due to normalization of business after the launch year. The increase in the cosmeceuticals category was due to the full year of a new product line and additional products on existing lines.

Cost of Revenue

For the year ended December 31, 2018, our cost of revenue was $12,474,098. Our cost of revenue for the year ended December 31, 2017, was $9,818,406. This is comprised of the following categories:

	December 31, 2018	December 31, 2017
Nutraceuticals	$11,562,697	$9,290,854
Over the Counter (OTC)	185,601	89,280
Consumer Goods	107,640	345,926
Cosmeceuticals	618,160	92,346
	$12,474,098	$9,818,406

The increase in our Nutraceutical category was due higher revenue and a write off of inventory. The increase in Over the Counter was due to a write off of inventory. The decrease in Consumer Goods was due to lower sales. The increase in Cosmeceuticals was due to higher sales and a write off of inventory.

Gross Profit

Gross profit was $21,350,397, or 63% of gross revenue, for the year ended December 31, 2018, as compared to gross profit of $25,777,629, or 72% of gross revenue, for the same period in 2017, a decrease of $4,427,232, or 17%. The decrease in gross profit and gross profit margin is directly related to decrease in net sales and a write off of inventory.

Operating Expenses

Selling and Marketing Expenses

For the year ended December 31, 2018, our selling and marketing expenses were $16,330,365 as compared to $14,043,870 for the year ended December 31, 2017. The increase is primarily due to increased marketing personnel.

General and Administrative Expenses

For the year ended December 31, 2018, our general and administrative expenses were $7,191,646. For the year ended December 31, 2017, our general and administrative expenses were $8,418,159. The decrease due to better management of operating expenses.

Depreciation and Amortization Expenses

For the year ended December 31, 2018 our depreciation and amortization expenses were $1,822,064 as compared to $1,493,285 for the year ended December 31, 2017. The increase in 2018 is primarily due to the increase in amortization of two intangible assets acquired in later part of 2017 as compared to for the full year of 2018, before these were impaired during later part of 2018.

Impairment of Intangible Assets

During the review of intangible assets and goodwill, it was determined that the carrying value of the intangible assets for two of our subsidiaries may not be recoverable, to the assets were fully impaired. For the year ended December 31, 2018, we recorded non-cash intangible asset impairment charges of $924,068.

Other Income and Expenses

For the year ended December 31, 2018, we had other (income) and expense items of the following:

Interest income	$(235)
Interest expense	1,132,763
Remeasurement loss on translation of foreign subsidiary	171,938
Amortization of debt issuance cost	213,966
Other income	(27,794)
Total	$1,490,638

For the year ended December 31, 2017 we had other (income) and expense items of the following:

Interest income	$(20)
Interest expense	1,044,277
Remeasurement gain on translation of foreign subsidiary	(50,825)
Amortization of debt issuance cost	223,191
Loss on the sale of assets	2,877
Other income	(212,765)
Total	$1,006,735

The increase in interest expense in 2018 was due to the increased percentage rate on our loan.

Income tax expense

For the years ended December 31, 2018 and 2017 we incurred income tax benefit (expense) of $247,694 and ($316,012), respectively, primarily related to our subsidiary, NomadChoice Pty Limited (NomadChoice), located in Australia, which we acquired in 2015.

Net Income (Loss)

For the year ended December 31, 2018, our net loss was $6,160,690. For the year ended December 31, 2017 our net income was $499,568. This was primarily due to higher operating expenses during 2018 as well as various non-cash expenses and one-time expenses.

Liquidity and Capital Resources

Overview

Our sources of cash have historically consisted of proceeds from issuances of loans and revenues generated from operations.

2017 Loan Financing

In 2017, we raised loans in the aggregate of $10 million, exclusive of issuance costs and expenses paid by us.

Sufficiency of Cash Balances and Potential Sources of Additional Capital

Our capital requirements depend on many factors, including, among others: the acceptance of, and demand for, our products and services; our levels of net product revenues and any other revenues we may receive; the extent and timing of any investments in developing, marketing and launching new or enhanced products or technologies; the costs associated with maintaining, defending and enforcing our intellectual property rights; and the nature and timing of acquisitions and other strategic transactions or relationships in which we engage, if any.

We believe our existing cash balance, together with cash provided by our operations and taking into account cash expected to be used in our operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our estimates of our operating revenues and expenses and working capital requirements could be incorrect and we may use our cash resources faster than we anticipate. Further, some or all of our ongoing or planned investments may not be successful and could further deplete our capital without immediate, or any, cash returns. Until we can generate sufficient revenues to finance our cash requirements from our operations, which we may never do, we may need to increase our liquidity and capital resources by one or more measures, which may include, among others, reducing operating expenses, restructuring our balance sheet by negotiating with creditors and vendors, entering into strategic partnerships or alliances, raising additional financing through the issuance of debt, equity or convertible securities or other alternative financing arrangements. Further, even if our near-term liquidity expectations prove correct, we may still seek to raise capital through one or more of these financing alternatives. However, we may not be able to obtain capital when needed or desired, on terms acceptable to us or at all.

Inadequate working capital would have a material adverse effect on our business and operations and could cause us to fail to execute our business plan, fail to take advantage of future opportunities or fail to respond to competitive pressures or customer requirements. A lack of sufficient funding may also require us to significantly modify our business model and/or reduce or cease our operations, which could include implementing cost-cutting measures or delaying, scaling back or eliminating some or all of our ongoing and planned investments in corporate infrastructure, business development initiatives and sales and marketing activities, among other activities. Modification of our business model and operations could result in an impairment of assets, the effects of which cannot be determined. Furthermore, if we continue to issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience significant dilution, and the new equity or debt securities may have rights, preferences and privileges that are superior to those of our existing stockholders.

As of December 31, 2018, we had $459,736 cash on hand and a $1,470,837 working capital deficit. In addition, we also had restricted cash of $136,180 which is held for credit card collateral.

As of December 31, 2017, we had $1,955,614 cash on hand and a $3,278,903 working capital surplus. In addition, we also have restricted cash of $139,071 which is held for credit card collateral.

Year Ended December 31, 2018 and 2017

Net Cash Provided by (Used in) Operating Activities

For the year ended December 31, 2018, we had net cash provided by operating activities of $1,304,632 as compared to $831,070 used in operating activities for the year ended December 31, 2017. The increase was primarily attributable to the write off of inventory, impairment of intangible assets, decrease in accounts receivable and an increase in accounts payable.

For 2018, the $1,304,632 consists of our net loss of $6,160,690 adjusted by:

Amortization of debt issuance cost	$213,966
Depreciation and amortization	1,822,064
Stock based compensation	440,999
Foreign currency transaction loss	131,868
Remeasurement loss on translation of foreign subsidiary	171,938
Non cash implied interest	68,688
Bad debts	69,070
Impairment of intangible Assets	924,067
Write-off of Inventory	1,056,209
Increase in accounts receivable	(193,687)
Increase in inventory	(884,141)
Decrease in prepaid expenses	314,404
Increase in deferred revenue	46,652
Increase in accounts payable and accrued expenses	3,283,225

For 2017, the $831,070 consists of our net income of $499,568 adjusted by:

Amortization of debt issuance cost	$223,191
Depreciation and amortization	1,493,285
Stock based compensation	1,458,850
Foreign currency transaction loss	120,549
Remeasurement gain on translation of foreign subsidiary	(50,825)
Non cash implied interest	73,763
Loss on sale of assets	2,877
Increase in accounts receivable	(2,085,778)
Increase in inventory	(1,449,425)
Decrease in prepaid expenses	205,351
Decrease in deferred revenue	(32,942)
Decrease in accounts payable and accrued expenses	(1,289,534)

Net Cash Used in Investing Activities

For the year ended December 31, 2018, we used net cash of $198,007 in investing activities, as compared to $1,908,757 used in investing activities for the year ended December 31, 2017. The decrease was primarily due to the payment of brand development fees in 2017.

Investing activities during 2018:

Payments for acquisition of fixed assets	$(129,087)
Payments for domain name	(18,920)
Payments for brand development fees	(50,000)

Investing activities during 2017:

Payments for acquisition of fixed assets	$(153,021)
Cash received from sale of assets	6,199
Payments for brand development fees	(1,761,935)

Net Cash (Used in) Provided by Financing Activities

For the year ended December 31, 2018, financing activities used $2,862,500, as compared to $2,310,881 provided in financing activities for the year ended December 31, 2017. The decrease was primarily attributable to the receipt of cash pursuant to a new loan which was received in 2017.

Financing activities during 2018:

Repayment of notes payable	$(2,862,500)

Financing activities during 2017:

Proceeds from notes payable	$10,000,000
Repayment of notes payable	(7,456,250)
Payment of debt issuance cost	(452,869)
Proceeds from sale of common stock	220,000

Key 2019 Initiatives

During 2019, we have plans for organic growth within our current product lines by developing and launching new products and expanding into new markets. Our technology center in Halifax, Nova Scotia is in full operation providing marketing services to all of our brands. We have new marketing campaigns in process and intend to expand our online presence for each product. While we intend to grow further through additional acquisitions, we feel it is important to also develop our existing products.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

None.

Off-Balance Sheet Arrangements

None.

Inflation

The effect of inflation on our operating results was not significant in either 2018 or 2017.

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

CONSOLIDATED FINANCIAL STATEMENTS

Synergy CHC Corp.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Synergy CHC Corp. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Synergy CHC Corp. and subsidiaries (the Company) as of December 31, 2018 and 2017, and the related statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2018, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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
New York, NY
March 29, 2019

Synergy CHC Corp.

Consolidated Balance Sheets

	December 31, 2018	December 31, 2017
Assets
Current Assets
Cash and cash equivalents	$459,736	$1,955,614
Restricted cash	136,180	139,071
Accounts receivable, net	4,458,225	4,333,608
Prepaid expenses	828,847	1,143,251
Income taxes receivable	386,686	-
Inventory, net	2,670,305	2,842,376
Total Current Assets	8,939,979	10,413,920

Fixed assets, net	269,771	293,205
Goodwill	7,793,240	7,793,240
Intangible assets, net	3,007,521	5,532,210

Total Assets	$20,010,511	$24,032,575

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$8,397,220	$4,328,548
Deferred revenue	49,709	3,058
Provision for income taxes payable	-	94,956
Current portion of long-term notes payable, net of debt discount and debt issuance cost, related party	1,963,887	2,487,233
Royalty payable	-	221,222
Total Current Liabilities	10,410,816	7,135,017

Long-term Liabilities:
Notes payable, net of debt discount and debt issuance cost, related parties	5,629,002	7,464,279
Total long-term liabilities	5,629,002	7,464,279
Total Liabilities	16,039,818	14,599,296

Commitments and contingencies	-	-

Stockholders’ Equity:
Common stock, $0.00001 par value; 300,000,000 shares authorized; 89,862,683 and 89,862,683, shares issued and outstanding, respectively	899	899
Additional paid in capital	18,817,800	18,376,801
Accumulated other comprehensive income (loss)	179,116	(77,989)
Accumulated deficit	(15,027,122)	(8,866,432)
Total stockholders’ equity	3,970,693	9,433,279
Total Liabilities and Stockholders’ Equity	$20,010,511	$24,032,575

The accompanying notes are an integral part of these consolidated financial statements

Synergy CHC Corp.

Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the year Ended	For the year ended
	December 31, 2018	December 31, 2017
Revenue	$33,824,495	$35,596,035

Cost of Sales	12,474,098	9,818,406

Gross Profit	21,350,397	25,777,629

Operating expenses
Selling and marketing	16,330,365	14,043,870
General and administrative	7,191,646	8,418,159
Impairment of intangible assets	924,068	-
Depreciation and amortization	1,822,064	1,493,285
Total operating expenses	26,268,143	23,955,314

(Loss) income from operations	(4,917,746)	1,822,315

Other (income) expenses
Interest income	(235)	(20)
Interest expense	1,132,763	1,044,277
Remeasurement loss (gain) on translation of foreign subsidiary	171,938	(50,825)
Amortization of debt issuance cost	213,966	223,191
Other income	(27,794)	(212,765)
Loss on the sale of assets	-	2,877

Total other expenses	1,490,638	1,006,735

Net (loss) income before income taxes	(6,408,384)	815,580
Income tax benefit (expense)	247,694	(316,012)

Net (loss) income after tax	$(6,160,690)	$499,568

Net (loss) income per share – basic and diluted	$(0.07)	$0.01

Weighted average common shares outstanding
Basic and Diluted	89,862,683	89,241,212
Comprehensive income (loss):
Net (loss) income	$(6,160,690)	$499,568
Foreign currency translation adjustment	257,106	(94,011)
Comprehensive (loss) income	$(5,903,584)	$405,557

The accompanying notes are an integral part of these consolidated financial statements

Synergy CHC Corp.

Consolidated Statement of Stockholders’ Equity

	Common stock		Additional Paid in	Common Stock to be	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	issued	Income (Loss)	Deficit	Equity
Balance as of December 31, 2016	88,764,357	$888	$16,400,316	$56,250	$16,022	$(9,366,000)	$7,107,476
Common stock issued for acquisition of Per-fekt Beauty	473,326	5	241,391				241,396
Common stock issued as part of employment agreement	100,000	1	54,999				55,000
Sale of common stock	400,000	4	219,996				220,000
Common stock to be issued now issued	125,000	1	56,249	(56,250)			-
Fair value of vested stock options			1,403,850				1,403,850
Foreign currency translation loss					(94,011)		(94,011)
Net income						499,568	499,568
Balance as of December 31, 2017	89,862,683	$899	$18,376,801	$-	$(77,989)	$(8,866,432)	$9,433,279

Fair value of vested stock options			440,999				440,999
Foreign currency translation gain					257,105		257,105
Net loss						(6,160,690)	(6,160,690)
Balance as of December 31, 2018	89,862,683	$899	$18,817,800	$-	$179,116	$(15,027,122)	$3,970,693

The accompanying notes are an integral part of these consolidated financial statements

Synergy CHC Corp.

Consolidated Statements of Cash Flows

	For the year Ended	For the year ended
	December 31, 2018	December 31, 2017
Cash Flows from Operating Activities
Net (loss) income	$(6,160,690)	$499,568
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Amortization of debt issuance cost	213,966	223,191
Depreciation and amortization	1,822,064	1,493,285
Stock based compensation expense	440,999	1,458,850
Impairment of intangible assets	924,067	-
Foreign currency transaction loss	131,868	120,549
Bad debts	69,070	-
Remeasurement loss (gain) on translation of foreign subsidiary	171,938	(50,825)
Non cash implied interest	68,688	73,763
Write-off of inventory	1,056,209	-
Loss on sale of assets	-	2,877
Changes in operating assets and liabilities:
Accounts receivable	(193,687)	(2,085,778)
Inventory	(884,141)	(1,449,425)
Prepaid expense and other current assets	314,404	205,351
Deferred revenue	46,652	(32,942)
Accounts payable and accrued liabilities	3,283,225	(1,289,534)
Net cash provided by (used in) operating activities	1,304,632	(831,070)

Cash Flows from Investing Activities
Payments for acquisition of fixed assets	(129,087)	(153,021)
Cash received from sale of assets	-	6,199
Payments for brand development fees	(50,000)	(1,761,935)
Payments for domain name	(18,920)	-
Net cash used in investing activities	(198,007)	(1,908,757)

Cash Flows from Financing Activities
Proceeds from notes payable	-	10,000,000
Repayment of notes payable	(2,862,500)	(7,456,250)
Payment of debt issuance cost	-	(452,869)
Proceeds from sale of common stock	-	220,000
Net cash (used in) provided by financing activities	(2,862,500)	2,310,881

Effect of exchange rate on cash, cash equivalents and restricted cash	257,106	(94,011)
Net decrease in cash, cash equivalents and restricted cash	(1,498,769)	(522,957)

Cash, Cash Equivalents and restricted cash, beginning of year	2,094,685	2,617,642

The accompanying notes are an integral part of these consolidated financial statements

Cash, Cash Equivalents and restricted cash, end of year	$595,916	$2,094,685

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$1,249,356	$842,248
Income taxes	$224,114	$1,194,233

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Common stock to be issued now issued	$-	$56,250
Common stock issued for the acquisition of assets of Per-fekt	$-	$241,396

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. At December 31, 2018 and 2017 significant estimates included are assumptions about collection of accounts receivable, current income taxes, deferred income taxes valuation allowance, useful life of fixed and intangible assets, impairment analysis of goodwill and intangible assets, estimates used in the fair value calculation of stock based compensation, assumptions used in Black-Scholes-Merton, or BSM, valuation methods, such as expected volatility, risk-free interest rate, and expected dividend rate.

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. As of December 31, 2018, and 2017, the Company had no cash equivalents. The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (FDIC) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At December 31, 2018 and 2017, the uninsured balances amounted to $162,729 and $1,557,373, respectively.

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows.

	December 31, 2018	December 31, 2017

Cash and cash equivalents	$459,736	$1,955,614
Restricted cash	136,180	139,071
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$595,916	$2,094,685

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

Intangible Assets

We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization except intellectual property of $1,450,000 acquired as part of an Asset Purchase Agreement entered into with Factor Nutrition Labs LLC on January 22, 2015, $10,000 acquired as part of an Asset Purchase Agreement entered into with Perfekt Beauty Holdings LLC and CDG Holdings, LLC (“Perfekt”) on June 21, 2017 and $50,000 acquired as an Asset Purchase entered into with Cocowhite on May 22, 2018. Intangible assets are amortized on a straight line basis over the useful lives. As of December 31, 2017, our qualitative analysis of intangible assets with indefinite lives did not indicate any impairment. During the year ended December 31, 2018, the Company fully impaired intangible assets related to Perfekt and Cocowhite and charged to operations impairment loss of $60,000.

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

Indicators of impairment include significant underperformance relative to historical or projected future operating results, significant changes in our use of the assets or in our business strategy, loss of or changes in customer relationships and significant negative industry or economic trends. When indications of impairment arise for a particular asset or group of assets, we assess the future recoverability of the carrying value of the asset (or asset group) based on an undiscounted cash flow analysis. If carrying value exceeds projected, net, undiscounted cash flows, an additional analysis is performed to determine the fair value of the asset (or asset group), typically a discounted cash flow analysis, and an impairment charge is recorded for the excess of carrying value over fair value. As of December 31, 2017, our qualitative analysis of long-lived assets did not indicate any impairment. However, as of December 31, 2018 our review of intangible assets related to two of our subsidiaries did indicate that the carrying amount of the asset may not be recoverable. During the year ended December 31, 2018, the Company fully impaired related intangible assets and charged to operations impairment loss of $864,067.

Goodwill

An asset purchase is accounted for under the purchase method of accounting. Under that method, assets and liabilities of the business acquired are recorded at their estimated fair values as of the date of the acquisition, with any excess of the cost of the acquisition over the estimated fair value of the net tangible and intangible assets acquired recorded as goodwill. As of December 31, 2018, and 2017, our qualitative analysis of goodwill did not indicate any impairment.

Revenue Recognition

Adoption of ASU 2014-09, Revenue from Contracts with Customers

On January 1, 2018, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (ASC 606) using the modified retrospective (cumulative effect) transition method. Under this transition method, results for reporting periods beginning January 1, 2018 or later are presented under ASC 606, while prior period results continue to be reported in accordance with previous guidance. The cumulative effect of the initial application of ASC 606 was immaterial, no adjustment was recorded to the opening balance of retained earnings. The timing of revenue recognition for our various revenue streams was not materially impacted by the adoption of this standard. The Company believes its business processes, systems, and controls are appropriate to support recognition and disclosure under ASC 606. In addition, the adoption has led to increased footnote disclosures. Overall, the adoption of ASC 606 did not have a material impact on the Company’s consolidated balance sheet, statement of operations and comprehensive income and statement of cash flows for the year ended December 31, 2018. ASC 606 also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. As described below, the analysis of contracts under ASC 606 supports the recognition of revenue at a point in time, resulting in revenue recognition timing that is materially consistent with the Company’s historical practice of recognizing product revenue when title and risk of loss pass to the customer.

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

Contract Assets

The Company does not have any contract assets such as work-in-process. All trade receivables on the Company’s consolidated balance sheet are from contracts with customers.

Contract Costs

Costs incurred to obtain a contract are capitalized unless short term in nature. As a practical expedient, costs to obtain a contract that are short term in nature are expensed as incurred. The Company does not have any contract costs capitalized as of December 31, 2018.

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

Accounts receivable

Accounts receivable are generally unsecured. The Company establishes an allowance for doubtful accounts receivable based on the age of outstanding invoices and management’s evaluation of collectability. Accounts are written off after all reasonable collection efforts have been exhausted and management concludes that likelihood of collection is remote. Any future recoveries are applied against the allowance for doubtful accounts. As of both December 31, 2018, and 2017, allowance for doubtful accounts was $0.

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

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under ASC subtopic 260-10, Earnings Per Share. Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted earnings per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock (using the “treasury stock” method), unless their effect on net income per share is anti-dilutive. As of December 31, 2018, and 2017, options to purchase 7,166,667 and 8,666,667 shares of common stock, respectively, were outstanding. As of December 31, 2017, warrants to purchase 1,000,000 shares of common stock were outstanding.

The following is a reconciliation of the number of shares used in the calculation of basic earnings per share and diluted earnings per share for the years ending December 31, 2018, and 2017:

	For the year ending
	December 31, 2018	December 31, 2017

Net (loss) income after tax	$(6,160,690)	$499,567

Weighted average common shares outstanding	89,862,683	89,241,212

Incremental shares from the assumed exercise of dilutive stock options	-	-
Incremental shares from the assumed exercise of dilutive stock warrants	-	-
Dilutive potential common shares	89,862,683	89,241,212

Net (loss) earnings per share:
Basic	$(0.07)	$0.01
Diluted	$(0.07)	$0.01

The following securities were not included in the computation of diluted net earnings per share as their effect would have been antidilutive due to the respective exercise prices being greater than the market price of the Company’s common stock on the dates shown:

	December 31, 2018	December 31, 2017

Options to purchase common stock	7,166,667	8,666,667
Warrants to purchase common stock	-	1,000,000
	7,166,667	9,666,667

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

As of December 31, 2018, the Company has determined that there were no assets or liabilities measured at fair value.

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

Foreign Currency Translation

The functional currency of one of the Company’s foreign subsidiaries (Nomadchoice Pty Ltd.) is the U.S. Dollar. The Company’s foreign subsidiary maintains its records using local currency (Australian Dollar – “AUD”). All monetary assets and liabilities of the foreign subsidiary were translated into U.S. Dollars at quarter end exchange rates, non-monetary assets and liabilities of the foreign subsidiary were translated into U.S. Dollars at transaction day exchange rates. Income and expense items related to non-monetary items were translated at exchange rates prevailing during the transaction date and other incomes and expenses were translated using average exchange rate for the period. The resulting translation adjustments, net of income taxes, were recorded in statements of operations as Remeasurement gain or loss on translation of foreign subsidiary.

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

The exchange rates used to translate amounts in AUD and CAD into USD for the purposes of preparing the consolidated financial statements were as follows:

Balance sheet:

	December 31,	December 31,
	2018	2017
Period-end AUD: USD exchange rate	$0.7046	$0.7814
Period-end CAD: USD exchange rate	$0.7330	$0.7971

Income statement:

	December 31,	December 31,
	2018	2017
Average Yearly AUD: USD exchange rate	$0.7476	$0.7748
Average Yearly CAD: USD exchange rate	$0.7718	$0.7713

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

Presentation of Financial Statements – Going Concern

Going Concern Evaluation

In connection with preparing consolidated financial statements for the year ended December 31, 2018, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the financial statements are issued.

The Company considered the following:

● Net loss of $6,160,690 for the year ended December 31, 2018.

● At December 31, 2018, the Company had an accumulated deficit of $15,027,122.

● At December 31, 2018, the Company had working capital deficit of $1,470,837.

● Revenue decline in 2018 of $1,771,540.

● The Company obtained waiver against not meeting financial covenants related to loans payable (maintaining minimum cash balance, net debt to EBITDA ratio and minimum EBITDA).

● The Company is required to make repayment of loans payable of $500,000 and accrued interest during the three months ended March 31, 2020.

Ordinarily, conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern relate to the entity’s ability to meet its obligations as they become due.

The Company evaluated its ability to meet its obligations as they become due within one year from the date that the financial statements are issued by considering the following:

● The Company raised $10.0 million via debt financing during the year ended December 31, 2017.

● In 2018, the Company repaid $2.9 million of loans.

● In 2018, the Company generated $1.3 million of cash from operating activities.

● In 2019, the Company has repaid $500,000 of the loan payable.

● Working capital deficit of $1,470,837 at December 31, 2018, includes loans payables to related party of $1,963,887, royalty payable to related party of $304,434 and deferred revenue of $49,709.

● Revenue declines were largely the result of 2017 being launch year of two new brands and 2018 being normalized revenue of those brands.

● The Company has line of credit facility of $20 million available from its current lender for future mergers and acquisition.

Management concluded that above factors alleviates doubts about the Company’s ability to generate enough cash from operations and other available sources to satisfy its obligations for the next twelve months from the issuance date.

The Company will take the following actions if it starts to trend unfavorably to its internal profitability and cash flow projections, in order to mitigate conditions or events that would raise substantial doubt about its ability to continue as a going concern:

● Raise additional capital through line of credit and/or loans financing for future mergers and acquisition.

● Implement additional restructuring and cost reductions.

● Raise additional capital through a private placement.

At March 27, 2019 and December 31, 2018, the Company had $1,372,431 and $459,736, respectively in cash and cash equivalents.

Recent Accounting Pronouncements

ASU 2018-13

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes in Disclosure Requirements for Fair Value Measurement, which removes, modifies and adds certain disclosure requirements in Topic 820 “Fair Value Measurement”. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The adoption of ASU 2018-13 is not expected to have any impact on the Company’s consolidated financial statements.

ASU 2018-07

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The adoption of ASU 2018-07 is not expected to have any impact on the Company’s consolidated financial statements.

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

ASU 2017-04

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350), which simplifies the goodwill impairment test. The effective date for ASU 2017-04 is for fiscal years beginning after December 15, 2019. These amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable.

The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the impact of adopting ASU 2017-04 on our consolidated financial statements.

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

ASU 2016-18

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), which requires that restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total cash amounts shown on the statement of cash flows. The effective date for ASU 2016-18 is for fiscal years beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted. We adopted ASU 2016-18 effective January 1, 2018. The adoption of ASU 2016-18 had no impact on our retained earnings, and no impact to our net income on an ongoing basis. Adoption of the new standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash, or restricted cash equivalents. The amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. The amendments have been applied using a retrospective transition method to each period presented, as required. The period ended December 31, 2017 has been reclassified to reflect this change.

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

ASU 2016-13

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendment to the initial guidance: ASU 2018-19 (collectively, Topic 326). ASU 2016-13 amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is currently assessing the potential impact of ASU 2016-13 on its consolidated financial statements.

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

ASU 2016-02

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) and subsequent amendments to the initial guidance: ASU 2017-13, ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01 (collectively Topic 842) to increase transparency and comparability of lease recognition and disclosure. The update requires lessees to recognize lease contracts with a term greater than one year on the balance sheet, while recognizing expenses on the income statement in a manner similar to current guidance. For lessors, the update makes targeted changes to the classification criteria and the lessor accounting model to align the guidance with the new lessee model and revenue guidance. ASU 2016-02, ASU 2017-13, ASU 2018-10, ASU 2018-11 and ASU 2018-20 are effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods, with early adoption permitted. Adoption of this new standard did not have any impact on the Company’s consolidated financial statements. ASU 2019-01 is effective for annual reporting periods beginning after December 15, 2019. The Company is currently assessing the potential impact of ASU 2019-01 on its consolidated financial statements.

ASU 2016-01

In January 2016, the FASBASU 2016-01, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. Adoption of this new standard did not have any impact on the Company’s consolidated financial statements.

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

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

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

As additional consideration, the Company will pay quarterly royalties equal to 5% of net sales for 10 years following the closing date. The purchase price was subject to adjustment as provided in the Purchase Agreement, based on the final amounts of accounts payable, accounts receivable and new and unsold inventory. Subsequent to December 31, 2018, we have issued 26,931 shares as full and final payment to Perfekt Beauty Holdings LLC and CDG Holdings, LLC.

During 2018 the Company wrote off $164,694 worth of inventory to cost of sales as it was determined to be nearing expiration and slow moving. The Company also determined the $10,000 intellectual property related to the brand may not be recoverable and thus recorded full impairment of the asset.

Note 4 – Income Taxes

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

The Company has not filed its State & Local Income/Franchise tax returns in States it is required to file for the last few years, so such returns and liability remain open. The Company has estimated and accrued for its sales tax liability at $180,222 as of December 31, 2018.

The table below summarizes the differences between the U.S. statutory federal rate and the Company’s effective tax rate for the years ended December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
U.S. Statutory Rate	21%	34%
U.S. effective rate in excess of AU/CA rate	9%	(1)%
Carryback of Australian tax loss	(4)%	-
U.S. valuation allowance	(30)%	(34)%
Foreign Tax - Australia/Canada	-	40%
Total provision for income taxes	(4)%	39%

The Company has deferred tax assets, which have been fully reserved, as follows as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Deferred tax assets	$8,400,000	$7,174,556
Valuation allowance for deferred tax assets	(8,400,000)	(7,174,556)
Net deferred tax assets	$-	$-

Tax expense (benefit) was $(247,694) and $316,012 for 2018 and 2017, respectively. The effective tax rate is attributable to the Company’s world wide income/(loss) as it relates to the income tax expense due in Australia.

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

The Company also has net operating loss carryforwards of approximately $40,000,000 and $33,634,744 (United States and Canada) included in the deferred tax asset table above for 2018 and 2017, respectively, the majority attributable to the acquisition of Breakthrough Products, Inc. However, due to limitations of carryover attributes and separate return limitation year rules, it is unlikely the company will benefit from the NOL’s and thus Management has determined a 100% valuation reserved is required. Further, the Company has not completed an evaluation of the NOL’s attributable to Breakthrough Products, Inc. at the date of this report.

The total deferred tax asset is calculated by multiplying a domestic (US) 21 percent marginal tax rate for 2018 and 21 percent marginal tax rate for 2017 by the cumulative Net Operating Loss Carryforwards (“NOL”). The Company currently has net operating loss carryforwards approximately aggregating $40,000,000 and $33,634,744 for 2018 and 2017, respectively, which expire through 2035. The deferred tax asset related to the NOL carryforwards Management has determined based on all the available information that a 100% Valuation reserve is required.

Note 5 – Accounts Receivable

Accounts receivable, net of allowances for sales returns and doubtful accounts, consisted of the following:

	December 31, 2018	December 31, 2017
Trade accounts receivable	$4,458,225	$4,333,608
Less allowances	-	-
Total accounts receivable, net	$4,458,225	$4,333,608

During the years ended December 31, 2018 and 2017, the Company charged $69,070 and $0, respectively to bad debt expense.

Note 6 – Prepaid Expenses

At December 31, 2018 and 2017, prepaid expenses consisted of the following:

	December 31, 2018	December 31, 2017
Advances for inventory	$25,170	$206,973
Components	-	104,668
Media production	20,791	109,388
Insurance	13,302	41,548
Trade shows	-	17,150
Deposits	45,144	44,841
Trademarks	78,826	-
Rent	103,912	19,500
Promotion - Bloggers	167,220	246,592
License agreement	58,333	158,333
Software subscriptions	34,440	20,513
Rebranding	40,783	32,841
Clinical research	35,617	47,490
Advertising	-	2,500
Promotions	175,000	37,500
Miscellaneous	30,309	53,414
Total	$828,847	$1,143,251

Note 7 – Concentration of Credit Risk

Cash and cash equivalents

The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (FDIC) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At December 31, 2018 and 2017, the uninsured balance amounted to $162,729 and $1,557,373, respectively.

Accounts receivable

As of December 31, 2018 and 2017, three customers accounted for 83% and 88%, respectively, of the Company’s accounts receivable.

Major customers

For the year ended December 31, 2018, two customers accounted for approximately 41% of the Company’s net revenue. For the year ended December 31, 2017, two customers accounted for approximately 42% of the Company’s net revenue. Substantially all of the Company’s business is with companies in the United States.

Accounts payable

As of December 31, 2018 and 2017, two vendors accounted for 77% and 81%, respectively, of the Company’s accounts payable.

Major suppliers

For the year ended December 31, 2018, two suppliers accounted for approximately 45% of the Company’s purchases. For the year ended December 31, 2017, three suppliers accounted for approximately 46% of the Company’s purchases. Substantially all of the Company’s business is with suppliers in the United States.

Note 8 – Inventory

Inventory consists of finished goods, components and raw materials. The Company’s inventory is stated at the lower of cost (FIFO cost basis) or net realizable value.

The carrying value of inventory consisted of the following:

	December 31, 2018	December 31, 2017
Finished goods	$1,956,942	$1,507,344
Components	441,282	1,197,228
Inventory in transit	256,051	45,188
Raw Materials	16,030	92,616

Total inventory	$2,670,305	$2,842,376

As of January 22, 2015, inventory was pledged to Knight under the Loan Agreement (see note 12). As of December 31, 2018 and 2017, $256,051 and $45,188, respectively, of the Company’s inventory was in transit. During the year ended December 31, 2018, $1,056,209 of expiring and slow moving inventory was written off to cost of sales.

Note 9 – Fixed Assets and Intangible Assets

As of December 31, 2018 and 2017, fixed assets and intangible assets consisted of the following:

	December 31, 2018	December 31, 2017

Property and equipment	$566,445	$437,358
Less accumulated depreciation	(296,674)	(144,153)
Fixed assets, net	$269,771	$293,205

Depreciation expense for the years ended December 31, 2018 and 2017 was $152,522 and $108,126, respectively.

	December 31, 2018	December 31, 2017

FOCUSfactor intellectual property	$1,450,000	$1,450,000
Per-fekt intellectual property	10,000	10,000
Cocowhite intellectual property	50,000	-
Intangible assets subject to amortization	7,150,165	7,134,952
Less accumulated amortization	(4,728,576)	(3,062,742)
Less accumulated impairment	(924,068)	-
Intangible assets, net	$3,007,521	$5,532,210

Amortization expense for the years ended December 31, 2018 and 2017 was $1,669,542 and $1,385,159, respectively. Impairment of intangible assets for the year ended December 31, 2018 related to branding payments made during 2017.

The estimated aggregate amortization expense over each of the next five years is as follows:

2019	$1,078,018
2020	475,700
2021	3,803

Note 10 – Related Party Transactions

The Company accrued and paid consulting fees of $41,250 per month through April 2017 and $57,917 per month through December 2018 to a company owned by Mr. Jack Ross, Chief Executive Officer of the Company. The Company also paid three months of a vehicle allowance of $1,500 per month. The Company expensed $648,944 and $796,336, respectively during 2018 and 2017 as consulting fees, and made payments totaling $648,944 and $796,336 towards services to an entity owned and controlled by an officer and shareholder of the Company for the year ended December 31, 2018 and 2017, respectively. The Company also paid out a bonus of $525,000 during 2017. As of December 31, 2018 and 2017, the total outstanding balance was $28,213 and $0, respectively.

On January 22, 2015, the Company entered into a Loan Agreement with Knight Therapeutics (Barbados) Inc., a related party, for the purchase of the Focus Factor assets. At December 31, 2017, the Company owed Knight $559,243 on this loan, net of discount, which was paid-off during 2018 (see Note 12).

On June 26, 2015, the Company entered into a Security Agreement with Knight Therapeutics, Inc., through its wholly owned subsidiary Neuragen Corp., for the purchase of Knight Therapeutics, Inc.’s assets. At December 31, 2018 and 2017, the Company owed Knight $525,000 and $575,000 in relation to this agreement (see Note 12).

On August 18, 2015, the Company entered into a Consulting Agreement with Kara Harshbarger, the co-founder of Hand MD, LLC, pursuant to which she will provide marketing and sales related service. The Company will pay Ms. Harshbarger $10,000 a month for one year unless the Consulting Agreement is terminated earlier by either party. The Company decided to extend the contract on a month to month basis. Hand MD, LLC is a 50% owner in Hand MD Corp. The Company expensed $120,000 through payroll for each of the years ended December 31, 2018 and 2017. As of December 31, 2018 and 2017, the total outstanding balance was $0.

On August 9, 2017, the Company entered into a Loan Agreement with Knight Therapeutics (Barbados) Inc., a related party, for a working capital loan. At December 31, 2018 and 2017, the Company owed Knight $7,320,739 and $9,110,030, respectively, on this loan, net of debt issuance cost (see Note 10).

On December 23, 2016, we entered into an agreement with Knight Therapeutics for the distribution rights of FOCUSFactor in Canada. In conjunction with this agreement, we are required to pay Knight a distribution fee equal to 30% of gross sales for sales achieved through a direct sales channel and 5% of gross sales for sales achieved through retail sales. The minimum due to Knight under this agreement is $100,000 Canadian dollars. As of December 31, 2018 and 2017, the total outstanding balance was $200,000 and $100,000 Canadian dollars, respectively. In US Dollars, the total outstanding balance was $152,834 and $79,534 as of December 31, 2018 and 2017, respectively.

On December 23, 2016, we entered into an agreement with Knight Therapeutics for the distribution rights of Hand MD into Canada. In conjunction with this agreement, we are required to pay Knight a distribution fee equal to 60% of gross sales for sales achieved through a direct sales channel until the sales in the calendar year equal the threshold amount and then 40% of all such gross sales in such calendar year in excess of the threshold amount and 5% of gross sales for sales achieved through retail sales. The minimum due to Knight under this agreement is $25,000 Canadian dollars. As of December 31, 2018 the total outstanding balance was $25,000 Canadian dollars. In US Dollars, the total outstanding balance was $18,325.

The Company expensed royalty of $16,066 and $117,722 for the years ended December 31, 2018 and 2017, respectively. At December 31, 2018 and 2017, Sneaky Vaunt Corp., a subsidiary of the Company, owed Knight Therapeutics $5,906 and $4,608, respectively in connection with a royalty distribution agreement.

The Company expensed commissions of $43,374 and $172,579 for the years ended December 31, 2018 and 2017, respectively. At December 31, 2018 and 2017, Sneaky Vaunt Corp., a subsidiary of the Company, owed Founded Ventures, owned by a shareholder in the Company, $10,579 and $2,581, respectively in connection with a commission agreement. The Company paid a development fee for the brand, Sneaky Vaunt, in the amount of $761,935 for the year ended December 31, 2017.

The Company expensed commissions of $10,016 and $13,952 for the years ended December 31, 2018 and 2017, respectively. The Company paid a development fee for the brand, The Queen Pegasus, in the amount of $1,000,000 for the year ended December 31, 2017. At December 31, 2018 and 2017, The Queen Pegasus, a subsidiary of the Company, owed Founded Ventures $3,547 and $1,462, respectively in connection with a commission agreement.

The Company expensed royalty of $2,361 and $24,227 for the years ended December 31, 2018 and 2017, respectively. At December 31, 2018 and 2017, The Queen Pegasus, a subsidiary of the Company, owed Knight Therapeutics $193 and $10,274, respectively in connection with a royalty distribution agreement.

The Company paid $250,000 and $125,000 for the years ended December 31, 2018 and 2017, respectively, to Hand MD, Corp, related to a royalty agreement. At December 31, 2018 and 2017, the Company owed Hand MD Corp. $0 and $250,000, respectively in minimum future royalties.

The Company expensed royalty of $392,589 and $380,166 for the years ended December 31, 2018 and 2017, respectively. At December 31, 2018 and 2017, NomadChoice Pty Ltd., a subsidiary of the Company owed Knight Therapeutics $109,329 and $39,682, respectively, in connection with a royalty distribution agreement (see Note 3).

Note 11 – Accounts Payable and Accrued Liabilities

As of December 31, 2018 and 2017, accounts payable and accrued liabilities consisted of the following:

	December 31, 2018	December 31, 2017
Accrued payroll	$217,069	$296,491
Legal fees	71,236	96,017
Commissions	134,784	178,286
Manufacturers	3,898,896	2,147,751
Promotions	1,262,503	897,925
Returns allowance	850,627	-
Professional Fees	-	45,921
Accounting Fees	104,198	19,681
Rent	61,738	19,500
Customers	76,617	106,395
Interest	-	147,000
Royalties, related party	304,434	138,143
Warehousing	64,289	10,388
Sales taxes	180,222	-
Taxes	178,069	-
Severance Accrual	506,250	-
Related Party Reimbursements	178,825	-
Others	307,463	225,050
Total	$8,397,220	$4,328,548

The Company has accounted for a severance accrual in the amount of $506,250 as of December 31, 2018 relating to the termination of an employee. This liability will be paid out in three remaining equal installments of $168,750 during 2019.

Note 12 – Notes Payable

The Company’s loans payable at December 31, 2018 and 2017 are as follows:

	December 31, 2018	December 31, 2017

Loans payable	$7,772,151	$10,344,739
Unamortized debt issuance cost	(179,261)	(393,227)
Total	7,592,890	9,951,512
Less: Current portion	(1,963,887)	(2,487,233)
Long-term portion	$5,629,003	$7,464,279

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

All outstanding principal and accrued and unpaid interest was due on the earliest to occur of either January 20, 2017 (the “Maturity Date”), or the date that Knight, in its discretion, accelerates the Company’s obligations due to an event of default. The Company may extend the Maturity Date for two successive additional 12-month periods if at March 31, 2016 and March 31, 2017, respectively, the Company’s revenues exceed $13.0 million and its EBITDA exceeds $2.0 million for the respective 12-month period then ending. These covenants were achieved, therefore the Company chose to extend the loan for the first 12-month period to January 20, 2018. Principal payments under the Loan Agreement commenced on June 30, 2015 and continue quarterly as set forth on the Repayment Schedule to the Loan Agreement. This loan was repaid in full on January 20, 2018.

The Company also recorded deferred financing costs of $289,045 with respect to the above loan. The Company recognized amortization of deferred financing costs of $3,257 and $56,605 during the years ended December 31, 2018 and 2017, respectively. Unamortized debt issuance cost as of December 31, 2018 amounted to $0.

The Company recognized and paid interest expense of $4,611 and $293,238 during the years ended December 31, 2018 and 2017, respectively. Accrued interest expense was $0 as of both December 31, 2018 and 2017. Loan payable balance was $0 and $562,500 as of December 31, 2018 and 2017, respectively.

$1,500,000 January 22, 2015 Loan:

On January 22, 2015, the Company issued a 0% promissory note in a principal amount of $1,500,000 in connection with an Asset Purchase Agreement (see note 1). The note has a maturity date of January 20, 2017, with $750,000 to be paid on or before January 20, 2016 and an additional $750,000 to be paid on or before January 20, 2017. Loan payable balance was $0 as of December 31, 2018 and 2017. The loan was paid in full in January 2017.

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

The Company also recorded deferred financing costs of $10,486 with respect to the above agreement. The Company recognized amortization of deferred financing costs of $0 and $2,600 during the years ended December 31, 2018 and 2017, respectively. Unamortized debt issuance cost as of December 31, 2017 amounted to $0. The Company recorded present value of future payments of $272,151 and $282,240 as of December 31, 2018 and 2017, respectively. At December 31, 2018 and 2017, the Company owed Knight $525,000 and $575,000 in relation to this agreement. The Company recorded interest expense of $39,911 and $41,292 for the year ended December 31, 2018 and 2017, respectively. The Company made payments of $50,000 during both 2018 and 2017.

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

The Company also recorded deferred financing costs of $233,847 with respect to the above loan. The Company recognized amortization of deferred financing costs of $101,088 during the year ended December 31, 2017. Unamortized debt issuance cost as of December 31, 2017 amounted to $0.

The Company recognized interest expense of $252,515 during the year ended December 31, 2017. The principal balance outstanding at both December 31, 2018 and 2017 was $0.

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

Additional Tranches under the Loan Agreement are available to the Company until August 9, 2022 provided that no event of default exists. Each Additional Tranche must be for a minimum amount of $1.0 million, may only be used to finance qualified acquisitions (as defined in the Loan Agreement), and can be denied in Knight’s absolute discretion. If an Additional Tranche is denied, the Company can effect a qualified acquisition through a special purpose entity with such special purpose entity being entitled to obtain financing from third parties so long as such financing does not adversely affect Knight or Knight’s rights under the Loan Agreement. Upon the closing of any Additional Tranche, the Company will pay Knight an origination fee equal to 2% of the Additional Tranche, a work fee equal to 1% of the amount of the Additional Tranche, and reimburse Knight for its expenses incurred in connection with its consideration of any Additional Tranche (whether or not advanced).

The Loan bears interest at 10.5% per annum. The amended Loan Agreement matures on August 8, 2020 and (b) the date that Knight, in its discretion, accelerates the Company’s obligations due to an event of default.

On the Maturity Date of the Third Tranche and every Additional Tranche (or upon the acceleration of each such loan), the Company must pay Knight a success fee (the “Success Fee”) of that number of Company common shares equal to 10% of the loan, divided by the lesser of (a) $1.50, (b) the lowest price at which any common shares were issued by the Company in any offering or equity financing or other transaction between the Closing Date and the date the Success Fee is due, and (c) the current market price on the date the Success Fee is due. The Company may also pay the Success Fee in cash pursuant to the terms of the Loan Agreement.

The Loan Agreement includes customary representations, warranties, and affirmative and restrictive covenants, including covenants to attain and maintain certain financial metrics, and to not merge or dispose of assets, acquire other businesses (except for businesses substantially similar or complementary to the Company’s business, and provided that the aggregate consideration to be paid does not exceed $100,000 and the acquired business guarantees the Company’s obligations under the Loan Agreement) or make capital expenditures in excess of $500,000. The Loan Agreement also includes customary events of default, including payment defaults, breaches of covenants, change of control and material adverse effect defaults. Upon the occurrence of an event of default and during the continuation thereof, the principal amount of all loans under the Loan Agreement will bear a default interest rate of an additional 5%.

The Company’s obligations and liabilities under the Loan Agreement are secured and unconditionally guaranteed by certain of the Company’s wholly-owned subsidiaries as provided in the Loan Agreement.

We have met all the covenants except for the TTM EBITDA of $5 million during the period ending March 31, 2018. Default Interest rate of 5% (from 10.5% to 15.5%) applies in accordance to our current agreement and will be in effect starting April 1, 2018 and will be in effect until the $5 million TTM EDITDA covenant is achieved. We entered into Loan Amendment Agreement on May 14, 2018, the interest rate was reduced to 13% due to reducing payroll expenses. Also, Synergy will maintain Focus Factor Net Sales as measured on a year-end basis of at least USD $15 million for each fiscal year starting with December 31, 2017.

We have amended our covenants under our loan agreement on March 27, 2019 and are currently in compliance with all covenants.  The new covenants are as follows: we will maintain a minimum EBITDA of $1,900,000 for the twelve months ending on December 31, 2018, $2,500,000 for the twelve months ending March 31, 2019, $3,500,000 for the twelve months ending June 30, 2019 and $5,000,000 for the twelve months period ending on last day of each fiscal quarters thereafter.  We shall maintain a net debt to TTM EBITDA ratio of no more than 8:1 for the twelve month period ending on December 31, 2018 until March 31, 2019 and shall maintain a net debt to TTM EBITDA ratio of no more than 6:1 thereafter. We shall maintain at all times a positive cash balance of $575,000 for the three month period ending December 31, 2018, $750,000 for the three month period ending March 31, 2019 and $1,000,000 thereafter. The default interest rate of 2.5% applies (from 13% to 15.5%) in accordance to our current agreement and will be in effect as of October 1, 2018.

The Company also recorded deferred financing costs of $452,869 with respect to the above loan. The Company recognized amortization of deferred financing costs of $210,710 and $62,898 during the years ended December 31, 2018 and 2017, respectively. Unamortized debt issuance cost as of December 31, 2018 amounted to $179,261.

The Company recognized interest expense of $1,057,833 and $412,417 during the years ended December 31, 2018 and 2017, respectively. Accrued interest was $0 and $147,000 as of December 31, 2018 and 2017, respectively. The loan balance at December 31, 2018 and 2017 was $7,500,000 and $9,500,000, respectively.

Note 13 – Stockholders’ Equity

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

As of December 31, 2018 and 2017, there were 89,862,683 shares of the Company’s common stock issued and outstanding.

Note 14 – Commitments and Contingencies

Litigation:

From time to time the Company may become a party to litigation in the normal course of business. Management believes that there are no current legal matters that would have a material effect on the Company’s financial position or results of operations.

Employee Commitments

The Company and Mr. McCullough entered into an employment agreement on October 17, 2017 (the “Employment Agreement”) with an initial term of 3 years. In exchange for his service as President, Mr. McCullough will receive an annual base salary of $340,000. He received a cash signing bonus of $37,500paid on January 1, 2018, and an additional cash signing bonus of $37,500, paid on July 1, 2018. Mr. McCullough will be eligible for an annual bonus of up to twenty-five percent (25%) of his base salary. The annual bonus will be determined at the discretion of our Board or compensation committee based upon the achievement of financial goals established by the Company’s Chief Executive Officer. Mr. McCullough will also be eligible for additional bonus compensation based on the Company’s achievement of certain annual earnings and retail sales goals established each year by the Company’s Chief Executive Officer. Subject to the Company’s achievement of an annual overall earnings goal and certain adjustments in the event of future acquisitions by the Company, Mr. McCullough will be eligible to receive five percent (5%) of all retail sales by the Company in excess of the annual retail sales goal set by the Chief Executive Officer.

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

Operating leases

On August 16, 2017, the Company entered into a sublease for office space, effective October 1, 2017 through May 2021. Rent expense under this lease was $19,500 per month, and increasing annually on June 1. Effective January 31, 2019 this sublease was cancelled.

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2018:

Year ending December 31:
2019	$20,085
2020	-
2021	-
2022	-
2023	-
Total	$20,085

Note 15 – Stock Options

On July 4, 2016, the Company granted 500,000 options with an exercise price of $0.70 per share to an employee of the Company. During 2017, 333,333 unvested options were cancelled due to termination of employee.

On October 10, 2017, the Company granted 1,000,000 options with an exercise price of $0.70 per share to an employee of the Company.

On October 16, 2017, the Company granted 1,500,000 options with an exercise price of $0.55 per share to an employee of the Company. During 2018, 1,500,000 unvested options were cancelled due to termination of employee.

On October 18, 2017, the Company granted 200,000 options with an exercise price of $0.70 per share to an employee of the Company.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees and consultants under a stock option plan at December 31, 2018:

	Options Outstanding			Options Exercisable
Exercise Price ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
$0.25 - 0.70	7,166,667	5.67	$0.50	6,475,000	$0.48

The stock option activity for the year ended December 31, 2018 is as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2016	6,300,000	$0.47
Granted	2,700,000	0.62
Exercised	-	-
Expired or canceled	(333,333)	(0.70)
Outstanding at December 31, 2017	8,666,667	$0.51
Granted	-	-
Exercised	-	-
Expired or canceled	(1,500,000)	(0.55)
Outstanding at December 31, 2018	7,166,667	$0.50

Stock-based compensation expense related to vested options was $440,999 and $1,458,850 during the years ended December 31, 2018 and 2017, respectively. The Company determined the value of share-based compensation for options vesting during the year ended December 31, 2017 using the Black-Scholes fair value option-pricing model with the following weighted average assumptions: estimated fair value of Company’s common stock of $0.48-0.50, risk-free interest rate of 1.95-1.99%, volatility of 116-117%, expected lives of 10 years, and dividend yield of 0%. Stock options outstanding as of December 31, 2018, as disclosed in the above table, have an intrinsic value of $0. As of December 31, 2018, unamortized stock-based compensation costs related to options was $290,499, and will be recognized over a period of 2 years.

Note 16 – Stock Warrants

The following table summarizes the warrants outstanding and the related prices for the shares of the Company’s common stock at December 31, 2018:

	Warrants Outstanding			Warrants Exercisable
Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
-	-	-	-	-	-

The warrant activity for the year ended December 31, 2018 is as follows:

	Warrants Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2016	1,000,000	$5
Granted	-	-
Exercised	-	-
Expired or canceled	-	-
Outstanding at December 31, 2017	1,000,000	$5
Granted	-	-
Exercised	-	-
Expired or canceled	(1,000,000)	(5)
Outstanding at December 31, 2018	-	$-

Note 17 – Segments

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

Net sales attributed to customers in the United States and foreign countries for the years ended December 31, 2018 and 2017 were as follows:

	December 31, 2018	December 31, 2017
United States	$31,731,304	$32,922,730
Foreign countries	2,093,191	2,673,305
	$33,824,495	$35,596,035

Foreign countries primarily consist of Australia and Canada.

The Company’s net sales by product group for the years ended December 31, 2018 and 2017 were as follows:

	December 31, 2018	December 31, 2017
Nutraceuticals	$31,332,952	$29,903,714
Over the Counter (OTC)	427,871	1,203,034
Consumer Goods	987,230	3,614,090
Cosmeceuticals	1,076,442	875,197
	$33,824,495	$35,596,035

(1) Net sales for any other product group of similar products are less than 10% of consolidated net sales.

The Company’s net sales by major sales channel for the years ended December 31, 2018 and 2017 were as follows:

	December 31, 2018	December 31, 2017
Online	$16,156,081	$16,828,932
Retail	17,668,414	18,767,103
	$33,824,495	$35,596,035

Long-lived assets (net) attributable to operations in the United States and foreign countries as of December 31, 2018 and 2017 were as follows:

	December 31, 2018	December 31, 2017
United States	$11,058,528	$13,613,043
Foreign countries	12,004	5,612
	$11,070,532	$13,618,655

Note 18 – Subsequent Events

During 2019, the Company made an additional $500,000 payment on Loan 3.

Effective January 1, 2019 the Company has merged its U.S. subsidiaries into the parent company.

On January 28, 2019 the Company issued 26,391 shares of stock in full and final settlement of Per-fekt transaction.

Effective January 31, 2019, the sublease for office space entered into on October 1, 2017 was cancelled.

During March 2019 the Company received a 60 day Proposition 65 letter that one of its products did not have California’s Prop 65 label. The Company is taking action to correct the oversight.

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

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our management, with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2018.

Based on this evaluation, these officers concluded that, as of December 31, 2018, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting as identified below under the heading “Management’s Report on Internal Control over Financial Reporting.” Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

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

Under the supervision of our chief executive officer (our principal executive officer) and, our chief financial officer (our principal financial officer and principal accounting officer), we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 using the criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at December 31, 2018.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018, we determined that there were control deficiencies that constituted material weaknesses which are indicative of many small companies with small staff, such as:

(1)	inadequate segregation of duties and effective risk assessment; and

(2)	insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both generally accepted accounting principles in the United States and guidelines of the Securities and Exchange Commission.

These control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements could not have been prevented or detected on a timely basis. As a result of the material weaknesses described above, we concluded that we did not maintain effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control Integrated Framework issued by COSO. Our management is currently evaluating remediation plans for the above deficiencies. During the period covered by this annual report on Form 10-K, we have not been able to remediate the remaining weaknesses described above. However, we plan to take steps to enhance and improve the design of our internal control over financial reporting.

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the year ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Title	Tenure

Jack Ross	53	Chief Executive Officer, Chief Financial Officer and Director	Since October 2014
Stephen Fryer	80	Director	Since December 2014
Paul SoRelle	62	Director	Since December 2014
Gale Bensussen	71	Director	Since October 2017
Patrick McCullough	54	President	Since October 2017

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

Jack Ross - Chief Executive Officer, Chief Financial Officer and Director

Mr. Ross serves as our Chief Executive Officer and Chief Financial Officer and prior to October 2017 served as our President. Mr. Ross is currently the sole officer and director of Pure Sports Inc., positions he has held since February 2009, the sole officer and director of Gowan Capital Inc., positions he has held since May 2011, the sole officer and director of Synergy Energy Strips World Wide Inc., positions he has held since August 2011, the sole officer and director of Rio e Cigs Inc., positions he has held since December 2011, and the sole officer and director of Kenek Brands Inc., positions he has held since May 2014. From January 2012 to April 2014, Mr. Ross served as the sole officer and director of Synergy Strips Corp., which was acquired by and became a wholly owned subsidiary of the Company in April 2014 (the “Subsidiary”) in connection with the Merger. Other than the Subsidiary, none of these companies are related to or affiliated with the Company. Mr. Ross’s significant leadership experience at various private and public companies led to the conclusion that he should serve as a member of our Board of Directors, in light of our business and structure.

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

Mr. Gale Bensussen - Director

On October 12, 2017, our Board of Directors appointed Gale Bensussen as an independent member of the Board of Directors. Since October 2017, Mr. Bensussen has served as a director of Kingdomway U.S.A. Corp, a wholly-owned subsidiary of Kingdomway Group Companies publicly traded on the Shenzen stock exchange. Since January 2017, Mr. Bensussen has served as Chairman of Vit-Best, and from September 2017 to January 2017 he served as President and CEO. Mr. Bensussen has served as President and CEO, and Chairman of Doctor’s Best since November 2013 and May 2016, respectively. Since January 2012, Mr. Bensussen has served as Advisor to North Castle Partners, LLC. Mr. Bensussen holds a Bachelor’s degree from the University of Southern California and a Juris Doctor degree from Southwestern University School of Law. There are no related party transactions between Mr. Bensussen and us nor are there any family relationships between Mr. Bensussen and any of our directors or officers. Mr. Bensussen’s considerable experience in one of our main industries led to the conclusion that he should serve as a member of our Board of Directors.

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

CORPORATE GOVERNANCE

Director Independence

As of March 30, 2019, we have four directors. Each director is elected to hold office for a one year period or until the next Annual Meeting of Shareholders and until his/her successor has been qualified and elected following the one year of service. Our common stock is not listed on any exchange. Consequently, no exchange rules regarding director independence are applicable to us. However, we have applied the director independence test of The NASDAQ Capital Market and Mr. Fryer, Mr. SoRelle and Mr. Bensussen are independent directors. Officers serve at the discretion of the Company’s directors. There are no understandings between the director of the Company or any other person pursuant to which any officer or director was or is to be selected as an officer or director.

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

Shareholder Communications

Shareholders may send written communications on the Company’s web site: www.synergychc.com

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company’s executive officers, directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of the Company’s common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms filed by such reporting persons. Based solely upon the Company’s review of such forms furnished to it, the Company believes that during the fiscal year ended December 31, 2018, all of its executive officers, directors, and every person who is directly or indirectly the beneficial owner of more than 10% of any class of the Company’s securities, complied with the filing requirements of Section 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth certain information about compensation paid, earned or accrued for services for each executive officer for the past two fiscal years.

Summary Compensation Table

	Year	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
Jack Ross (1)	2018	$0	$0	$0	$0	$0	$0
Chairman, Chief Financial Officer and Chief Executive Officer	2017	0	0	0	0	0	0

Patrick S. McCullough (2)	2018	299,994	37,500	0	0	0	337,494
President	2017	46,923	37,500	0	464,146	0	548,569

Jeffrey Kadanoff (3)	2018	472,535	0	0	0	0	472,535
Chief Financial Officer (former)	2017	71,402	88,931	55,000	688,328	0	903,661

(1)	Mr. Ross also served as our President until October 2017.
(2)	Mr. McCullough was hired in October 2017.
(3)	Mr. Kadanoff was hired in October 2017 and terminated in August 2018.

We have not made provisions for paying cash or non-cash compensation to our directors. No salary is being paid to Mr. Ross for serving as our Chief Executive Officer and no fees are being paid at the present time to our directors.

Employment Agreements

On October 17, 2017, we entered into an employment agreement with Patrick S. McCullough to serve as our President. Mr. McCullough receives an annual base salary of $340,000. He received a cash signing bonus of $37,500, paid on January 1, 2018, and an additional cash signing bonus of $37,500, paid on July 1, 2018. Mr. McCullough will be eligible for an annual bonus of up to 25% of his base salary. The annual bonus will be determined at the discretion of our Board or compensation committee based upon the achievement of financial goals established by our Chief Executive Officer. Mr. McCullough will also be eligible for additional bonus compensation based on our achievement of certain annual earnings and retail sales goals established each year by our Chief Executive Officer. Subject to our achievement of an annual overall earnings goal and certain adjustments in the event of future acquisitions we make, Mr. McCullough will be eligible to receive 5% of all of our retail sales in excess of the annual retail sales goal set by the Chief Executive Officer. The Employment Agreement has a three-year initial term ending on November 6, 2020 that will automatically renew for additional one-year terms unless terminated by us or by Mr. McCullough. If we terminate Mr. McCullough’s employment for cause or due to his disability, as each term is defined in the employment agreement, Mr. McCullough will be entitled to receive only the accrued compensation due to him as of the date of such termination. If Mr. McCullough resigns for any reason he will be entitled only to payment of his accrued compensation as of such date. If we terminate Mr. McCullough’s employment without cause, then conditioned upon Mr. McCullough executing a release following such termination, Mr. McCullough will continue to receive his base salary and certain benefits for a period of time following the effective date of the termination of his employment (i) for a period of 12 months if Mr. McCullough is terminated within one year of his start date or (ii) for the remainder of the then-current term of the employment agreement if Mr. McCullough is terminated after the first anniversary of his start date. In addition, Mr. McCullough’s eligibility for his annual bonus and retail sales bonus will be pro-rated for the time before his termination. If more than 50% of the equity ownership interest in our company is sold or transferred to a third party who is not an affiliate of an existing stockholder during the initial term of the employment agreement, Mr. McCullough will be entitled to all base salary and car allowance payments for the remainder of the term of the employment agreement. In addition, the unvested portion of the options granted upon execution of the employment agreement will immediately vest and become exercisable.

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

On October 23, 2018 we entered into a release agreement with Mr. Kadanoff whereby the Company agreed to pay $675,000 in four equal installments payable on November 30, 2018, February 28, 2019, May 31, 2019 and August 30, 2019. If the Company completes a financing or asset sale resulting in proceeds to the Company greater than $10,000,000 or an acquisition with financing resulting in an increase of greater than $3,000,000 in working capital before the final installment is made, the Company will accelerate any remaining installments and will pay Mr. Kadanoff within ten days of closing such transaction. The Company immediately vested 500,000 of Mr. Kadanoff’s unvested stock options, however they expired on December 28, 2018. Within ten days of execution of the release, the Company paid to Mr. Kadanoff a one-time fee of $74,189.

Equity Compensation Plans

On October 10, 2017, the Company granted 1,000,000 options with an exercise price of $0.70 per share to an employee of the Company.

On October 16, 2017, the Company granted 1,500,000 options with an exercise price of $0.55 per share to an employee of the Company. During 2018 these options were cancelled due to termination of employee.

On October 18, 2017, the Company granted 200,000 options with an exercise price of $0.70 per share to an employee of the Company.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees and consultants under a stock option plan at December 31, 2018:

	Options Outstanding			Options Exercisable
Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
$0.25-0.70	7,166,667	5.67	$0.50	6,475,000	$0.48

The stock option activity for the year ended December 31, 2018 is as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2016	6,300,000	$0.47
Granted	2,7000,000	0.62
Exercised	-	-
Expired or canceled	(333,333)	(0.70)
Outstanding at December 31, 2017	8,666,667	$0.51
Granted	-	-
Exercised	-	-
Expired or canceled	(1,500,000)	(0.55)
Outstanding at December 31, 2018	7,166,667	$0.50

Stock-based compensation expense related to vested options was $440,999 and $1,458,850 during the years ended December 31, 2018 and 2017, respectively. The Company determined the value of share-based compensation for options vesting during the year ended December 31, 2017 using the Black-Scholes fair value option-pricing model with the following weighted average assumptions: estimated fair value of Company’s common stock of $0.48-0.50, risk-free interest rate of 1.95-1.99%, volatility of 116-117%, expected lives of 10 years, and dividend yield of 0%. Stock options outstanding as of December 31, 2018, as disclosed in the above table, have an intrinsic value of $0.

Outstanding Equity Awards at Fiscal Year-End

The following table contains certain information concerning unexercised options for our executive officers as of December 31, 2018.

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

Director Compensation

The following table provides information regarding all compensation paid to non-employee directors during the fiscal year ended December 31, 2018.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding our common stock beneficially owned as of March 27, 2019, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. To the best of our knowledge, subject to community and marital property laws, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

Common Stock Beneficially Owned
	Number of shares beneficially owned (1)	Percentage of shares beneficially owned (2)
Executive officers and directors: (1)
Jack Ross (3)	49,614,433	54.6%
Stephen Fryer (4)	1,000,000	1.10%
Paul SoRelle (5)	2,296,658	2.53%
Gale Bensussen	-	-
Patrick McCullough (4)	1,000,000	1.10%
All directors and executive officers as a group (5 persons)	52,911,091	57.44%

5% Stockholders: (2)

Gowan Private Equity Inc (3)	43,780,750	48.72%
Knight Therapeutics (Barbados) Inc.(6)	17,645,812	19.63%

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding.

(2)	Based on 89,889,074 shares outstanding on March 27, 2019.

(3)	This stockholder’s address is: 275 Canterbury Lane, Fall River NS B2T 1A4, Canada. Jack Ross is the Chief Executive Officer of Kenek Brands, Inc., Dunhill Distribution Group, Inc. and Gowan Private Equity Inc. Kenek Brands Inc. owns an option to purchase 1,000,000 shares of common stock. Gowan Private Equity owns 43,780,750 shares. Dunhill Distribution Group owns 3,208,649 shares and Gowan Capital Inc. owns 1,625,034 shares.

(4)	Consists of an option to purchase 1,000,000 shares of common stock.

(5)	Consists of 1,296,658 shares of common stock owned by the SoRelle Family Partnership LLP and an option to purchase 1,000,000 shares of common stock held by Mr. SoRelle.

(6)	Consists of 17,645,812 shares of common stock. This stockholder’s address is Chancery House, High Street, Bridgetown, Barbados.

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

The Company accrued and paid consulting fees of $41,250 per month through April 2017 and $57,917 per month through December 2018 to a company owned by Mr. Jack Ross, Chief Executive Officer of the Company. The Company also paid three months of a vehicle allowance of $1,500 per month. The Company expensed $648,944 and $796,336, respectively during 2018 and 2017 as consulting fees, and made payments totaling $648,944 and $796,336 towards services to an entity owned and controlled by an officer and shareholder of the Company for the year ended December 31, 2018 and 2017. The Company also paid out a bonus of $525,000 during 2017. As of December 31, 2018 and 2017, the total outstanding balance was $0.

On January 22, 2015, the Company entered into a Loan Agreement with Knight Therapeutics (Barbados) Inc. a related party, for the purchase of the Focus Factor assets. At December 31, 2017, the Company owed Knight $559,243 on this loan, net of discount, which was paid-off during 2018 (see Note 12).

On June 26, 2015, the Company entered into a Security Agreement with Knight Therapeutics, Inc., through its wholly owned subsidiary Neuragen Corp. for the purchase of Knight Therapeutics, Inc.’s assets. At December 31, 2018 and 2017, the Company owed Knight $525,000 and $575,000 on this agreement (see Note 12).

On August 18, 2015, the Company entered into a Consulting Agreement with Kara Harshbarger, the co-founder of Hand MD, LLC, pursuant to which she will provide marketing and sales related service. The Company will pay Ms. Harshbarger $10,000 a month for one year unless the Consulting Agreement is terminated earlier by either party. Hand MD, LLC is a 50% owner in Hand MD Corp. The Company expensed $120,000 through payroll for each of the years ended December 31, 2018 and 2017. As of December 31, 2018 and 2017, the total outstanding balance was $0.

On December 23, 2016, we entered into an agreement with Knight Therapeutics for the distribution rights of FOCUSFactor in Canada. In conjunction with this agreement, we are required to pay Knight a distribution fee equal to 30% of gross sales for sales achieved through a direct sales channel and 5% of gross sales for sales achieved through retail sales. The minimum due to Knight under this agreement is $100,000 Canadian dollars. As of December 31, 2018 the total outstanding balance was $200,000 Canadian dollars. In US Dollars, the total outstanding balance was $152,834 and $79,534 as of December 31, 2018 and 2017, respectively.

On December 23, 2016, we entered into an agreement with Knight Therapeutics for the distribution rights of Hand MD into Canada. In conjunction with this agreement, we are required to pay Knight a distribution fee equal to 60% of gross sales for sales achieved through a direct sales channel until the sales in the calendar year equal the threshold amount and then 40% of all such gross sales in such calendar year in excess of the threshold amount and 5% of gross sales for sales achieved through retail sales. The minimum due to Knight under this agreement is $25,000 Canadian dollars. As of December 31, 2018 the total outstanding balance was $25,000 Canadian dollars. In US Dollars, the total outstanding balance was $18,325.

On August 9, 2017, the Company entered into a Loan Agreement with Knight Therapeutics (Barbados) Inc., a related party, for a working capital loan. At December 31, 2018 and 2017, the Company owed Knight $7,320,739 and $9,110,030, respectively, on this loan, net of debt issuance cost (see Note 10).

The Company expensed royalty of $16,066 and $117,722 for the years ended December 31, 2018 and 2017, respectively. At December 31, 2018 and 2017 Sneaky Vaunt Corp., a subsidiary of the Company, owed Knight Therapeutics $5,906 and 4,608, respectively, in connection with a royalty distribution agreement.

The Company expensed commissions of $43,374 and $172,579 for the years ended December 31, 2018 and 2017, respectively. At December 31, 2018 and 2017 Sneaky Vaunt Corp., a subsidiary of the Company, owed Founded Ventures, owned by a shareholder in the Company, $10,579 and $2,581, respectively, in connection with a commission agreement. The Company paid a development fee for the brand, Sneaky Vaunt, in the amount of $761,935 for the year ended December 31, 2017.

The Company expensed commissions of $10.016 and $13,952 for the years ended December 31, 2018 and 2017, respectively. The Company paid a development fee for the brand, The Queen Pegasus, in the amount of $1,000,000 for the year ended December 31, 2017. At December 31, 2018 and 2017, The Queen Pegasus, a subsidiary of the Company, owed Founded Ventures $3.547 and $1,462, respectively in connection with a commission agreement.

The Company expensed royalty of $2,361 and $10,274 for the years ended December 31, 2018 and 2017, respectively. At December 31, 2018 and 2017, The Queen Pegasus, a subsidiary of the Company, owed Knight Therapeutics $193 and $10,274, respectively, in connection with a royalty distribution agreement.

The Company paid $250,000 and $125,000 for the years ended December 31, 2018 and 2017, respectively, to Hand MD, Corp, related to a royalty agreement. At December 31, 2018 and 2017, the Company owed Hand MD Corp. $0 and $250,000, respectively, in minimum future royalties.

The Company expensed royalty of $392,589 and $380,166 for the years ended December 31, 2018 and 2017, respectively. At December 31, 2018 and 2017, NomadChoice Pty Ltd. a subsidiary of the Company owed Knight Therapeutics $109,329 and $39,682, respectively, in connection with a royalty distribution agreement (see Note 3).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Committee’s Pre-Approval Practice

Prior to our engagement of our independent auditor, such engagement was approved by our board of directors. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant our requirements, the independent auditors and management are required to report to our board of directors at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our board of directors may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by us for the year ended December 31, 2018 and 2017, were approved by our board of directors.

RBSM LLP serves as our independent registered public accounting firm.

Independent Registered Public Accounting Firm Fees and Services

The following table sets forth the aggregate fees including expenses billed to us for the years ended December 31, 2018 and 2017 by our auditors.

	Year Ended	Year Ended
	December 31, 2018	December 31, 2017
Audit Fees(1)	$172,000	$67,000
Audit-Related Fees(2)	-	-
Tax Fees(3)	21,900	-
All Other Fees(4)	-	-
Total	$193,900	$67,000

(1)	Audit Fees - This category includes the audit of the Company’s annual financial statements, review of financial statements included in its Quarterly Reports on Form 10-Q, and services that are normally provided by independent auditors in connection with the engagement for fiscal years.

(2)	Audit-Related Fees - This category consists of fees reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported as “Audit Fees.”

(3)	Tax Fees - This category consists of tax compliance, tax advice, and tax planning work.

(4)	All Other Fees - This category consists of fees for other miscellaneous items.

PART IV

ITEM 15. EXHIBITS FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this report:

1. Consolidated Financial Statements

2. Consolidated Financial Statement Schedules

None.

3. Exhibits

		Incorporated by Reference
Exhibit		(Unless Otherwise Indicated)
Number	Exhibit Title	Form	File	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated April 7, 2014, by and among Oro Capital Corporation, Synergy Merger Sub, Inc. and Synergy Strips Corp.	8-K	000-55098	2.1	4/9/2014

2.2	Agreement and Plan of Merger dated April 21, 2014 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 9, 2014).	8-K	000-55098	2.1	5/7/2014

2.3	Asset Purchase Agreement, dated January 22, 2015, by and among Synergy Strips Corp.; Factor Nutrition Labs, LLC; Vita Partners, LLC, RPR Partners, LLC, and Thor Associates, Inc.	10-K	000-55098	2.3	3/31/2015

2.4	Asset Purchase Agreement, dated June 26, 2015, by and between Neuragen Corp. and Knight Therapeutics, Inc.	8-K	000-55098	2.4	7/2/2015

3.1	Articles of Incorporation	S-1	333-185103	3.1	11/21/2012

3.2	Amendment to Articles of Incorporation	8-K	000-55098	3.1(b)	5/7/2014

3.3	Certificate of Amendment to Articles of Incorporation	8-K	000-55098	3.4	8/6/2015

3.4	By-Laws	S-1	333-185103	3.2	11/21/2012

3.5	Amendment to By-Laws	8-K	000-55098	3.2	6/26/2015

4.1	Form of Subscription Agreement	S-1/A	333-185103	4.1	2/19/2013

4.2	Synergy Strips Corp. Common Stock Purchase Warrant, dated January 22, 2015.	10-K	000-55098	4.2	3/31/2015

4.3	Synergy Strips Corp. Common Stock Purchase Warrant (10-Year Warrant), dated January 22, 2015.	10-K	000-55098	4.3	3/31/2015

4.4	Synergy CHC Corp. Common Stock Purchase Warrant, dated November 12, 2015.	8-K	000-55098	4.4	11/18/2015

4.5	Synergy CHC Corp. Common Stock Purchase Warrant (10-Year Warrant), dated November 12, 2015.	8-K	000-55098	4.5	11/18/2015

4.6	Synergy CHC Corp. Common Stock Warrant dated December 17, 2015.	8-K	000-55098	4.6	12/22/2015

10.1	Mineral Claim Agreement for the Shipman Diamond Project, dated September 1, 2011.	S-1	333-185103	10.1	11/21/2012

10.2	Transfer of Mineral Dispositions with Danny Aaron, dated February 21, 2012.	S-1	333-185103	10.2	11/21/2012

10.3	Form of Sales and Marketing Consultant and Distribution Agreement, dated April 2, 2014.	8-K	000-55098	10.1	5/7/2014

10.4	Sales and Marketing Consultant and Distribution Agreement, dated April 2, 2014, between Synergy Strips Corp. and Kenek Brands Inc.	8-K	000-55098	10.1	5/7/2014

10.5	Loan Agreement, dated January 22, 2015, between Knight Therapeutics (Barbados) Inc. and Synergy Strips Corp.	10-K	000-55098	10.5	3/31/2015

10.6	Product Distribution Option Agreement, dated January 22, 2015, between Knight Therapeutics (Barbados) Inc. and Synergy Strips Corp.	10-K	000-55098	10.6	3/31/2015

10.7	Distribution, License and Supply Agreement, dated January 22, 2015, by and between Synergy Strips Corp. and Knight Therapeutics (Barbados) Inc.	10-K	000-55098	-	3/31/2015

10.8	Synergy Strips Corp. 2014 Equity Incentive Plan	8-K	000-55098	10.8	8/6/2015

10.9	Contribution Agreement, dated August 18, 2015, between Synergy CHC Corp. and Hand MD Corp.	8-K	000-55098	10.9	8/21/2015

10.10	Contribution Agreement, dated August 18, 2015, among Hand MD, LLC, Principal Owners as listed therein, Synergy CHC Corp. and Hand MD. Corp.	8-K	000-55098	10.10	8/21/2015

10.11	Intellectual Property License Agreement, dated August 18, 2015, by and between Synergy CHC Corp. and Hand MD. Corp.	8-K	000-55098	10.11	8/21/2015

10.12	Consulting Agreement, dated August 18, 2015, by and between Synergy CHC Corp. And Kara Harshbarger.	8-K	000-55098	10.12	8/21/2015

10.13	Stock Purchase Agreement, dated November 12, 2015, by and among Breakthrough Products, Inc., URX ACQUISITION TRUST, Jordan Eisenberg, other shareholders as listed therein and Synergy CHC Corp.	8-K	000-55098	10.13	11/18/2015

10.14	Share Purchase Agreement, dated November 15, 2015, between TPR Investments Pty Ltd CAN 128 396 654 as trustee for Polmear Family Trust, Timothy Polmear and Rebecca Polmear, NomadChoice Pty Limited ACN 160 729 939 trading as Flat Tummy Tea and Synergy CHC Corp.	8-K	000-55098	10.14	11/18/2015

10.15	First Amendment to Loan Agreement, dated November 12, 2015, between Knight Therapeutics (Barbados) Inc. and Synergy CHC Corp.	8-K	000-55098	10.15	11/18/2015

10.16	Amendment to First Amendment Agreement, dated December 3, 2015, between Knight Therapeutics (Barbados) Inc. and Synergy CHC Corp.	8-K	000-55098	10.16	12/9/2015

10.17	Amendment and Confirmation Agreement, dated December 3, 2015, by and among Knight Therapeutics (Barbados) Inc., Nomad Choice Pty Ltd., Synergy CHC Corp. and Breakthrough Products, Inc.	8-K	000-55098	10.17	12/9/2015

10.18	Settlement and Release Agreement, dated December 17, 2015, by and between Synergy CHC Corp., the former shareholders of Breakthrough Products, Inc. and URX ACQUISITION TRUST and as representative of certain shareholders.	8-K	000-55098	10.18	12/22/2015

21.1	Subsidiaries of the Registration	-	-	-	Filed herewith

23.1	Promissory Note to Danny Aaron, dated May 17, 2013.	S-1/A	333-185103	23.2	5/17/2013

23.2	Promissory Note and Future Advances Note to Danny Aaron, dated May 28, 2013.	S-1/A	333-185103	23.2	5/28/2013

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)	-	-	-	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)	-	-	-	Filed herewith

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350	-	-	-	Filed herewith

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350	-	-	-	Filed herewith

101.INS	XBRL Instance Document.	-	-	-	Furnished herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	-	-	-	Furnished herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	-	-	-	Furnished herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	-	-	-	Furnished herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	-	-	-	Furnished herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	-	-	-	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNERGY CHC CORP.

Date: March 29, 2019	By:	/s/ Jack Ross
Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jack Ross	Chief Executive Officer	March 29,2019
Jack Ross	(principal executive officer)

/s/ Stephen Fryer	Director	March 29,2019
Stephen Fryer

/s/ Paul SoRelle	Director	March 29,2019
Paul SoRelle

/s/ Gale Bensussen	Director	March 29,2019
Gale Bensussen

/s/ Patrick McCullough	President	March 29,2019
Patrick McCullough

