Form 10-Q
period 2019-03-31
Synergy CHC Corp.
filed 2019-05-03
CIK 1562733

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Synergy CHC Corp.

Nevada	000-55098	99-0379440
(State or other jurisdiction	(Commission	(IRS Employer
of Incorporation)	File Number)	Identification Number)

865 Spring Street

Westbrook, Maine 04092

(Address of principal executive offices)

(615) 939-9004

(Issuer’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Emerging Growth Company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.00001 par value	SNYR	OTCQB

As of May 2, 2019, 89,889,074 shares of our common stock were issued and outstanding.

SYNERGY CHC CORP.

INDEX

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Synergy CHC Corp.

Condensed Consolidated Balance Sheets

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$688,836	$459,736
Restricted cash	137,351	136,180
Accounts receivable, net	4,337,423	4,458,225
Prepaid expenses	423,081	828,847
Income taxes receivable	415,499	386,686
Inventory, net	2,668,495	2,670,305
Total Current Assets	8,670,685	8,939,979

Fixed assets, net	231,710	269,771
Goodwill	7,793,240	7,793,240
Intangible assets, net	2,739,306	3,007,521
Total Assets	$19,434,941	$20,010,511

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$6,769,915	$8,397,220
Deferred revenue	84,373	49,709
Current portion of long-term debt, net of debt discount and debt issuance cost, related party	1,971,873	1,963,887
Total Current Liabilities	8,826,161	10,410,816

Long-term Liabilities:
Note payable, net of debt discount and debt issuance cost, related party	5,156,621	5,629,002
Total Long-term Liabilities	5,156,621	5,629,002
Total Liabilities	13,982,782	16,039,818

Commitments and contingencies

Stockholders’ Equity:
Common stock, $0.00001 par value; 300,000,000 shares authorized; 89,889,074 and 89,862,683 shares issued and outstanding, respectively	899	899
Additional paid in capital	18,902,919	18,817,800
Accumulated other comprehensive income	108,176	179,116
Accumulated deficit	(13,559,835)	(15,027,122)
Total stockholders’ equity	5,452,159	3,970,693
Total Liabilities and Stockholders’ Equity	$19,434,941	$20,010,511

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Synergy CHC Corp.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income

	For the three months ended
	March 31, 2019	March 31, 2018
Revenue	$9,468,955	$9,700,861
Cost of sales	2,540,450	2,809,908
Gross profit	6,928,505	6,890,953

Operating expenses
Selling and marketing	3,311,867	4,252,703
General and administrative	1,487,107	1,760,856
Depreciation and amortization	306,275	451,486
Total operating expenses	5,105,249	6,465,045

Income from operations	1,823,256	425,908

Other (income) expenses
Interest income	(111)	(1,082)
Interest expense	340,128	270,176
Remeasurement (gain) loss on translation of foreign subsidiary	(16,508)	10,698
Amortization of debt issuance cost	38,368	40,996

Total other expenses	361,877	320,788

Net income before income taxes	1,461,379	105,120
Income tax (benefit) expense	(5,908)	160,613
Net income (loss) after tax	$1,467,287	$(55,493)

Net income (loss) per share – basic	$0.02	$(0.00)
Net income (loss) per share – diluted	$0.02	$(0.00)

Weighted average common shares outstanding
Basic	89,865,319	89,862,638
Diluted	89,865,319	89,862,638

Comprehensive income:
Net income (loss)	1,467,287	(55,493)
Foreign currency translation adjustment	(70,940)	60,513
Comprehensive income	$1,396,347	$5,020

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Synergy CHC Corp.

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

	Common stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2017	89,862,683	$899	$18,376,801	$(77,989)	$(8,866,432)	$9,433,279

Fair value of vested stock options			119,617			119,617
Foreign currency translation gain				60,513	-	60,513

Net loss					(55,493)	(55,493)
Balance as of March 31, 2018	89,862,683	$899	$18,496,418	$(17,476)	$(8,921,928)	$9,557,913

	Common stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2018	89,862,683	$899	$18,817,800	$179,116	$(15,027,122)	$3,970,693

Fair value of vested stock options			45,533			45,533
Foreign currency translation loss				(70,940)	-	(70,940)
Common stock issued for Per-fekt settlement	26,391	-	39,586			39,586
Net income					1,467,287	1,467,287
Balance as of March 31, 2019	89,889,074	$899	$18,902,919	$108,176	$(13,559,835)	$5,452,159

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Synergy CHC Corp.

Unaudited Condensed Consolidated Statements of Cash Flows

	For the three months ended
	March 31, 2019	March 31, 2018
Cash Flows from Operating Activities
Net income (loss)	$1,467,287	$(55,493)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	306,275	451,486
Amortization of debt issuance cost	38,368	40,996
Stock based compensation expense	85,119	119,617
Remeasurement (gain) loss on translation of foreign subsidiary	(16,508)	10,698
Foreign currency transaction loss	98,357	112,876
Non cash implied interest	9,737	23,208
Changes in operating assets and liabilities:
Accounts receivable	120,802	485,627
Inventory	1,810	(405,779)
Prepaid expense	405,766	335,760
Accounts payable and accrued liabilities	(1,737,966)	(178,084)
Deferred revenue	34,664	3,735
Net cash provided by operating activities	813,711	944,647

Cash Flows from Investing Activities
Payments for acquisition of fixed assets	-	(121,512)
Payment for acquisition of domain name	-	(15,213)
Net cash used in investing activities	-	(136,725)

Cash Flows from Financing Activities
Repayment of notes payable	(512,500)	(1,137,500)
Net cash used in financing activities	(512,500)	(1,137,500)

Effect of exchange rate on cash, cash equivalents and restricted cash	(70,940)	60,513

Net increase (decrease) in cash, cash equivalents and restricted cash	230,271	(269,065)

Cash, Cash Equivalents and restricted cash, beginning of period	595,916	2,094,685

Cash, Cash Equivalents and restricted cash, end of period	$826,187	$1,825,620

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$289,598	$416,904
Income taxes	$38,919	$56,220

Supplemental Disclosure of Non-cash Investing and Financing Activities	$-	$-

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

Effective January 1, 2019 the Company has merged its U.S. subsidiaries (Neuragen Corp., Breakthrough Products, Inc., Sneaky Vaunt Corp., and The Queen Pegasus Corp.) into the parent company.

Synergy is the sole owner of two subsidiaries: NomadChoice Pty Ltd., and Synergy CHC Inc. and the results have been consolidated in these statements.

Note 2 – Summary of Significant Accounting Policies

General

The accompanying condensed consolidated financial statements as of March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and 2018 are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Rule S-X of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2018 and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2019.

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

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. As of March 31, 2019, the Company had no cash equivalents. The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (FDIC) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At March 31, 2019, the uninsured balance amounted to $313,910.

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows.

	March 31, 2019	December 31, 2018	March 31, 2018

Cash and cash equivalents	$688,836	$459,736	$1,686,181
Restricted cash	137,351	136,180	139,439
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$826,187	$595,916	$1,825,620

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

Intangible Assets

We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization except intellectual property of $1,450,000 acquired as part of an Asset Purchase Agreement entered into with Factor Nutrition Labs LLC on January 22, 2015, $10,000 acquired as part of an Asset Purchase Agreement entered into with Perfekt Beauty Holdings LLC and CDG Holdings, LLC (“Perfekt”) on June 21, 2017 and $50,000 acquired as an Asset Purchase entered into with Cocowhite on May 22, 2018. Intangible assets are amortized on a straight line basis over the useful lives. During the year ended December 31, 2018, the Company fully impaired intangible assets related to Perfekt and Cocowhite and charged to operations impairment loss of $60,000. As of March 31, 2019, our qualitative analysis of intangible assets with indefinite lives did not indicate any impairment.

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

Indicators of impairment include significant underperformance relative to historical or projected future operating results, significant changes in our use of the assets or in our business strategy, loss of or changes in customer relationships and significant negative industry or economic trends. When indications of impairment arise for a particular asset or group of assets, we assess the future recoverability of the carrying value of the asset (or asset group) based on an undiscounted cash flow analysis. If carrying value exceeds projected, net, undiscounted cash flows, an additional analysis is performed to determine the fair value of the asset (or asset group), typically a discounted cash flow analysis, and an impairment charge is recorded for the excess of carrying value over fair value. However, as of December 31, 2018 our review of intangible assets related to two of our subsidiaries did indicate that the carrying amount of the asset may not be recoverable. During the year ended December 31, 2018, the Company fully impaired related intangible assets and charged to operations impairment loss of $864,067. As of March 31, 2019, our qualitative analysis of long-lived assets did not indicate any impairment.

Goodwill

An asset purchase is accounted for under the purchase method of accounting. Under that method, assets and liabilities of the business acquired are recorded at their estimated fair values as of the date of the acquisition, with any excess of the cost of the acquisition over the estimated fair value of the net tangible and intangible assets acquired recorded as goodwill. As of March 31, 2019, our qualitative analysis of goodwill did not indicate any impairment.

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

Contract Costs

Costs incurred to obtain a contract are capitalized unless short term in nature. As a practical expedient, costs to obtain a contract that are short term in nature are expensed as incurred. The Company does not have any contract costs capitalized as of March 31, 2019.

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

Accounts receivable

Accounts receivable are generally unsecured. The Company establishes an allowance for doubtful accounts receivable based on the age of outstanding invoices and management’s evaluation of collectability. Accounts are written off after all reasonable collection efforts have been exhausted and management concludes that likelihood of collection is remote. Any future recoveries are applied against the allowance for doubtful accounts. As of both March 31, 2019 and December 31, 2018, allowance for doubtful accounts was $0.

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

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under ASC subtopic 260-10, Earnings Per Share. Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted earnings per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock (using the “treasury stock” method), unless their effect on net loss per share is anti-dilutive. As of March 31, 2019, and 2018, options to purchase 7,166,667 and 8,666,667 shares of common stock, respectively, were outstanding. As of March 31, 2018, warrants to purchase 1,000,000 shares of common stock were outstanding.

The following is a reconciliation of the number of shares used in the calculation of basic earnings per share and diluted earnings per share for the three months ended March 31, 2019, and 2018:

	For the three months ended
	March 31, 2019	March 31, 2018

Net income (loss) after tax	$1,467,287	$(55,493)

Weighted average common shares outstanding	89,865,319	89,862,683
Incremental shares from the assumed exercise of dilutive stock options	-	-
Incremental shares from the assumed exercise of dilutive stock warrants	-	-
Dilutive potential common shares	89,865,319	89,862,683

Net earnings (loss) per share:
Basic	$0.02	$(0.00)
Diluted	$0.02	$(0.00)

The following securities were not included in the computation of diluted net earnings per share as their effect would have been antidilutive:

	2019	2018

Options to purchase common stock	7,166,667	8,666,667
Warrants to purchase common stock	-	1,000,000
	7,166,667	9,666,667

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

As of March 31, 2019, the Company has determined that there were no assets or liabilities measured at fair value.

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

The exchange rates used to translate amounts in AUD and CAD into USD for the purposes of preparing the consolidated financial statements were as follows:

Balance sheet:

	March 31, 2019	December 31, 2018
Period-end AUD: USD exchange rate	$0.7096	$0.7046
Period-end CAD: USD exchange rate	$0.7483	$0.7330

Income statement:

	March 31, 2019	March 31, 2018
Average Quarterly AUD: USD exchange rate	$0.7126	$0.7860
Average Quarterly CAD: USD exchange rate	$0.7522	$0.7908

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

Presentation of Financial Statements – Going Concern

Going Concern Evaluation

In connection with preparing unaudited condensed consolidated financial statements for the three months ended March 31, 2019, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the financial statements are issued.

The Company considered the following:

●	At March 31, 2019, the Company had an accumulated deficit of $13,559,835.
●	At March 31, 2019, the Company had working capital deficit of $155,476.
●	Revenue decline in 2019 as compared to 2018 of $231,906.

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

● In 2019, the Company repaid $512,500 of loans.

● The Company generated net income of $1,467,286 for the three months ended March 31, 2019.

● In 2019, the Company generated $813,711 of cash from operating activities.

● Working capital deficit of $155,476 at March 31, 2019, includes loans payables to related party of $1,971,873, royalty payable to related party of $270,818 and deferred revenue of $84,373.

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

As of April 30, 2019 and March 31, 2019, the Company had $1,041,947 and $688,836, respectively, in cash and cash equivalents.

Recent Accounting Pronouncements

ASU 2018-13

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes in Disclosure Requirements for Fair Value Measurement, which removes, modifies and adds certain disclosure requirements in Topic 820 “Fair Value Measurement”. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The adoption of ASU 2018-13 is not expected to have any impact on the Company’s unaudited condensed consolidated financial statements.

ASU 2018-07

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The adoption of ASU 2018-07 did not have any impact on the Company’s unaudited condensed consolidated financial statements.

ASU 2018-05

This Accounting Standards Update adds SEC paragraphs pursuant to the SEC Staff Accounting Bulletin No. 118, which expresses the view of the staff regarding application of Topic 740, Income Taxes, in the reporting period that includes December 22, 2017 - the date on which the Tax Cuts and Jobs Act (H.R.1, An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018) was signed into law. We are currently evaluating the impact of adopting ASU 2018-05 on our unaudited condensed consolidated financial statements.

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

This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2018-210—Income Statement—Reporting Comprehensive Income (Topic 220), which has been deleted. The adoption of ASU 2018-02 did not have any impact on the Company’s unaudited condensed consolidated financial statements.

ASU 2018-01

The amendments in this Update provide an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under Topic 840, Leases. An entity that elects this practical expedient should evaluate new or modified land easements under Topic 842 beginning at the date that the entity adopts Topic 842. An entity that does not elect this practical expedient should evaluate all existing or expired land easements in connection with the adoption of the new lease requirements in Topic 842 to assess whether they meet the definition of a lease. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Update 2016-02. The adoption of ASU 2018-01 did not have any impact on the Company’s unaudited condensed consolidated financial statements.

ASU 2017-13

In September 2017, the FASB issued Accounting Standard Update (ASU) 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842). The effective date for ASU 2017-13 is for fiscal years beginning after December 15, 2018. We have adopted ASC 606 as disclosed above. The adoption of ASU 2017-13 did not have any impact on the Company’s unaudited condensed consolidated financial statements.

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

This Update is the final version of Proposed Accounting Standards Update 2016-360—Compensation—Stock Compensation (Topic 718)—Scope of Modification Accounting, which has been deleted. Adoption of this new standard did not have any impact on the Company’s unaudited condensed consolidated financial statements.

ASU 2017-04

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350), which simplifies the goodwill impairment test. The effective date for ASU 2017-04 is for fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the impact of adopting ASU 2017-04 on our unaudited condensed consolidated financial statements.

ASU 2016-18

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), which requires that restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total cash amounts shown on the statement of cash flows. The effective date for ASU 2016-18 is for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We adopted ASU 2016-18 effective January 1, 2018. The adoption of ASU 2016-18 had no impact on our retained earnings, and no impact to our net income on an ongoing basis. Adoption of the new standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash, or restricted cash equivalents. The amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. The amendments have been applied using a retrospective transition method to each period presented, as required. The period ended March 31, 2018 has been reclassified to reflect this change.

ASU 2016-15

In August 2016, the FASB issued AS 2016-15, Classification of Certain Cash Receipts and Cash Payments, which clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The effective date for ASU 2016-15 is for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted. Adoption of this new standard did not have any impact on the Company’s unaudited condensed consolidated financial statements.

ASU 2016-02

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) and subsequent amendments to the initial guidance: ASU 2017-13, ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01 (collectively Topic 842) to increase transparency and comparability of lease recognition and disclosure. The update requires lessees to recognize lease contracts with a term greater than one year on the balance sheet, while recognizing expenses on the income statement in a manner similar to current guidance. For lessors, the update makes targeted changes to the classification criteria and the lessor accounting model to align the guidance with the new lessee model and revenue guidance. ASU 2016-02, ASU 2017-13, ASU 2018-10, ASU 2018-11 and ASU 2018-20 are effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods, with early adoption permitted. Adoption of this new standard did not have any impact on the Company’s consolidated financial statements as the Company did not have long-term lease. ASU 2019-01 is effective for annual reporting periods beginning after December 15, 2019. The Company is currently assessing the potential impact of ASU 2019-01 on its consolidated financial statements.

Note 3 – Inventory

Inventory consists of finished goods, components and raw materials. The Company’s inventory is stated at the lower of cost (FIFO cost basis) or net realizable value.

The carrying value of inventory consisted of the following:

	March 31, 2019	December 31, 2018
Finished goods	$2,096,264	$1,956,942
Components	428,961	441,282
Inventory in transit	127,240	256,051
Raw materials	16,030	16,030
Total inventory	$2,668,495	$2,670,305

On January 22, 2015, inventory was pledged to Knight Therapeutics under the Loan Agreement (see note 10).

Note 4 – Accounts Receivable

Accounts receivable, net of allowances for sales returns and doubtful accounts, consisted of the following:

	March 31, 2019	December 31, 2018
Trade accounts receivable	$4,337,423	$4,458,225
Less allowances	-	-
Total accounts receivable, net	$4,337,423	$4,458,225

Note 5 – Prepaid Expenses

Prepaid expenses consisted of the following:

	March 31, 2019	December 31, 2018
Advances for inventory	$14,258	$25,170
Media production	-	20,791
Insurance	19,732	13,302
Deposits	6,633	45,144
Trademarks	59,120	78,826
Rent	85,577	103,912
Promotions	88,463	342,220
License agreement	33,334	58,333
Software subscriptions	51,161	34,440
Rebranding	29,661	40,783
Clinical Research	31,660	35,617
Miscellaneous	3,482	30,309
Total	$423,081	$828,847

Note 6 – Concentration of Credit Risk

Cash and cash equivalents

The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (FDIC) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At March 31, 2019 and December 31, 2018, the uninsured balances amounted to $313,910 and $162,729, respectively.

Accounts receivable

As of March 31, 2019, three customers accounted for 72% of the Company’s accounts receivable. As of December 31, 2018, three customers accounted for 83% of the Company’s accounts receivable.

Major customers

For the three months ended March 31, 2019, two customers accounted for approximately 40% of the Company’s net revenue. For the three months ended March 31, 2018, three customers accounted for approximately 41% of the Company’s net revenue. For the year ended December 31, 2018, two customers accounted for approximately 41% of the Company’s net revenues. Substantially all of the Company’s business is with companies in the United States.

Accounts payable

As of March 31, 2019 and December 31, 2018, two vendors accounted for 78% and 77%, respectively, of the Company’s accounts payable.

Major suppliers

For the three months ended March 31, 2019, two suppliers accounted for approximately 41% of the Company’s purchases. For the three months ended March 31, 2018, three suppliers accounted for approximately 53% of the Company’s purchases. Substantially all of the Company’s business is with suppliers in the United States.

Note 7 – Fixed Assets and Intangible Assets

As of March 31, 2019, and December 31, 2018, fixed assets and intangible assets consisted of the following:

	March 31, 2019	December 31, 2018

Property and equipment	$566,445	$566,445
Less accumulated depreciation	(334,735)	(296,674)
Fixed assets, net	$231,710	$269,771

Depreciation expense for the three months ended March 31, 2019 and 2018 was $38,060 and $36,408, respectively.

	March 31, 2019	December 31, 2018

FOCUSfactor intellectual property	$1,450,000	$1,450,000
Perfekt intellectual property	-	10,000
Cocowhite intellectual property	-	50,000
Intangible assets subject to amortization	5,388,230	7,150,165
Less accumulated amortization	(4,098,924)	(4,728,576)
Less accumulated impairment	-	(924,068)
Intangible assets, net	$2,739,306	$3,007,521

Amortization expense for the three months ended March 31, 2019 and 2018 was $268,215 and $415,078, respectively. These intangible assets were acquired through an Asset Purchase Agreement and Stock Purchase Agreements.

Note 8 – Related Party Transactions

The Company accrued and paid consulting fees of $57,917 per month and a one-time management fee of $65,411 to a company owned by Mr. Jack Ross, Chief Executive Officer of the Company. The Company expensed $238,961 during the three months ended March 31, 2019. As of March 31, 2019, the total outstanding balance was $0 for consulting fees and reimbursements.

On June 26, 2015, the Company entered into a Security Agreement with Knight Therapeutics, Inc., through its wholly owned subsidiary Neuragen Corp., for the purchase of Knight Therapeutics, Inc.’s assets. At March 31, 2019, the Company owed Knight $512,500 in relation to this agreement (see Note 10).

On August 18, 2015, the Company entered into a Consulting Agreement with Kara Harshbarger, the co-founder of Hand MD, LLC, pursuant to which she will provide marketing and sales related service. The Company pays Ms. Harshbarger $10,000 a month for one year unless the Consulting Agreement is terminated earlier by either party. The Company has extended this agreement on a month to month basis. Hand MD, LLC is a 50% owner in Hand MD Corp. The Company expensed $30,000 through payroll for the three months ended March 31, 2019. As of March 31, 2019, the total outstanding balance was $0.

On August 9, 2017, the Company entered into a Loan Agreement with Knight Therapeutics (Barbados) Inc., a related party, for a working capital loan. At March 31, 2019, the Company owed Knight $6,859,107 on this loan, net of debt issuance cost (see Note 10).

On December 23, 2016, we entered into an agreement with Knight Therapeutics for the distribution rights of FOCUSFactor in Canada. In conjunction with this agreement, we are required to pay Knight a distribution fee equal to 30% of gross sales for sales achieved through a direct sales channel and 5% of gross sales for sales achieved through retail sales. The minimum due to Knight under this agreement is $100,000 Canadian dollars. As of March 31, 2019, the total outstanding balance was $200,000 Canadian dollars. In US Dollars, the total outstanding balance was $152,834 as of March 31, 2019.

On December 23, 2016, we entered into an agreement with Knight Therapeutics for the distribution rights of Hand MD into Canada. In conjunction with this agreement, we are required to pay Knight a distribution fee equal to 60% of gross sales for sales achieved through a direct sales channel until the sales in the calendar year equal the threshold amount and then 40% of all such gross sales in such calendar year in excess of the threshold amount and 5% of gross sales for sales achieved through retail sales. The minimum due to Knight under this agreement is $25,000 Canadian dollars. As of March 31, 2019 the total outstanding balance was $25,000 Canadian dollars. In US Dollars, the total outstanding balance was $18,325.

The Company expensed royalty of $88,864 during the three months ended March 31, 2019. At March 31, 2019 NomadChoice Pty Ltd., a subsidiary of the Company, owed Knight Therapeutics $88,864 in connection with a royalty distribution agreement.

The Company expensed royalty of $1,085 during the three months ended March 31, 2019. At March 31, 2019 the Company owed Knight Therapeutics $1,085 in connection with a royalty distribution agreement for Sneaky Vaunt.

The Company expensed commissions of $4,178 during the three months ended March 31, 2019. At March 31, 2019, the Company, owed Founded Ventures, owned by a shareholder in the Company, $4,178 in connection with a commission agreement for Sneaky Vaunt.

The Company expensed commissions of $385 during the three months ended March 31, 2019. At March 31, 2019, the Company owed Founded Ventures $385 in connection with a commission agreement for The Queen Pegasus.

The Company paid $2,794 during the three months ended March 31, 2019 to Hand MD, Corp, related to a royalty agreement. At March 31, 2019, the Company owed Hand MD Corp. $0 in minimum future royalties.

Note 9 – Accounts Payable and Accrued Liabilities

As of March 31, 2019, and December 31, 2018, accounts payable and accrued liabilities consisted of the following:

	March 31, 2019	December 31, 2018
Accrued payroll	$285,847	$217,069
Legal fees	67,828	71,236
Commissions	26,520	134,784
Manufacturers	4,003,107	3,898,896
Promotions	708,564	1,262,503
Returns allowance	175,396	850,627
Accounting fees	163,736	104,198
Rent	-	61,738
Customers	60,113	76,617
Interest	49,306	-
Royalties, related party	270,818	304,434
Warehousing	42,930	64,289
Sales taxes	238,209	180,222
Taxes	3,414	178,069
Severance Accrual	427,494	506,250
Related Party Reimbursements	78,825	178,825
Others	167,808	307,463
Total	$6,769,915	$8,397,220

Note 10 – Notes Payable

The Company’s loans payable at March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019	December 31, 2018

Loans payable	$7,269,387	$7,772,151
Unamortized debt issuance cost	(140,893)	(179,261)
Total	7,128,494	7,592,890
Less: Current portion	(1,971,873)	(1,963,887)
Long-term portion	$5,156,621	$5,629,003

$950,000 June 26, 2015 Security Agreement:

On June 26, 2015, the Company issued a 0% promissory note in a principal amount of $950,000 in connection with an Asset Purchase Agreement. The note requires $250,000 to be paid on or before June 30, 2016, and $700,000 to be paid in quarterly installments (beginning with the quarter ended September 30, 2015) equal to the greater of $12,500 or 5% of U.S. net sales, and 2% of U.S. net sales of Neuragen for 60 months thereafter. The payment of such amounts is secured by a security interest in certain assets, undertakings and property (“Collateral”) pursuant to the Security Agreement, which will be released upon receipt of total payments of $1.2 million.

The Company recorded present value of future payments of $269,387 and $272,151 as of March 31, 2019 and December 31, 2018, respectively. The Company recorded imputed interest expense of $9,737 for the three months ended March 31, 2019.

During the three months ended March 31, 2019, the Company made payments of $12,500 in connection with this Security Agreement.

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

The Company’s obligations and liabilities under the Loan Agreement are secured and unconditionally guaranteed by certain of the Company’s wholly owned subsidiaries as provided in the Loan Agreement.

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

The Company also recorded deferred financing costs of $452,869 with respect to the above loan. The Company recognized amortization of deferred financing costs of $38,368 during the three months ended March 31, 2019. Unamortized debt issuance cost as of March 31, 2019 amounted to $140,893.

The Company recognized interest expense of $329,167 and paid $279,861 during the three months ended March 31, 2019. Accrued interest was $49,306 as of March 31, 2019. The loan balance at March 31, 2019 was $7,000,000.

Note 11 – Stockholders’ Equity

The total number of shares of all classes of capital stock which the Company is authorized to issue is 300,000,000 shares of common stock with $0.00001 par value.

During the three months ended March 31, 2019, the Company issued 26,391 shares of its common stock valued at $39,586 in full and final settlement on the Per-fekt transaction.

As of March 31, 2019 and December 31, 2018, there were 89,889,074 and 89,862,683, respectively, shares of the Company’s common stock issued and outstanding.

Note 12 – Commitments & Contingencies

Litigation:

From time to time the Company may become a party to litigation in the normal course of business. Management believes that there are no current legal matters that would have a material effect on the Company’s financial position or results of operations.

Employee Commitments

The Company and Mr. McCullough entered into an employment agreement on October 17, 2017 (the “Employment Agreement”) with an initial term of 3 years. In exchange for his service as President, Mr. McCullough will receive an annual base salary of $340,000. He received a cash signing bonus of $37,500 paid on January 1, 2018, and an additional cash signing bonus of $37,500 paid on July 1, 2018. Mr. McCullough will be eligible for an annual bonus of up to twenty-five percent (25%) of his base salary. The annual bonus will be determined at the discretion of our Board or compensation committee based upon the achievement of financial goals established by the Company’s Chief Executive Officer. Mr. McCullough will also be eligible for additional bonus compensation based on the Company’s achievement of certain annual earnings and retail sales goals established each year by the Company’s Chief Executive Officer. Subject to the Company’s achievement of an annual overall earnings goal and certain adjustments in the event of future acquisitions by the Company, Mr. McCullough will be eligible to receive five percent (5%) of all retail sales by the Company in excess of the annual retail sales goal set by the Chief Executive Officer.

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

Other Commitments

During the three months ended March 31, 2019 the Company received a 60 day Proposition 65 letter that one of its products did not have California’s prop 65 label. The Company is taking action to correct the oversight.

Note 13 – Stock Options

The following table summarizes the options outstanding, option exercisability and the related prices for the shares of the Company’s common stock issued to employees and consultants under a stock option plan at March 31, 2019:

	Options Outstanding			Options Exercisable
Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
$0.25 - $0.70	7,166,667	5.43	$0.50	6,583,333	$0.48

The stock option activity for the three months ended March 31, 2019 is as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2018	7,166,667	$0.50
Granted	-	-
Exercised	-	-
Expired or canceled	-	-
Outstanding at March 31, 2019	7,166,667	$0.50

Stock-based compensation expense related to vested options was $45,533 during the three months ended March 31, 2019, which is a component of general and administrative expense in the statement of operations. The Company determined the value of share-based compensation for options vesting during the period using the Black-Scholes fair value option-pricing model with the following weighted average assumptions: estimated fair value of Company’s common stock of $0.48-0.50, risk-free interest rate of 1.95-1.99%, volatility of 116-117%, expected lives of 10 years, and dividend yield of 0%. Stock options outstanding as of March 31, 2019, as disclosed in the above table, have an intrinsic value of $0. As of March 31, 2019, unamortized stock-based compensation costs related to options was $244,966, and will be recognized over a period of 1.7 years.

Note 14 – Segments

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

Net sales attributed to customers in the United States and foreign countries for the three months ended March 31, 2019 and 2018 were as follows:

	March 31, 2019	March 31, 2018
United States	$8,612,521	$9,027,862
Foreign countries	856,434	672,999
	$9,468,955	$9,700,861

Foreign countries primarily consist of Australia and Canada.

The Company’s net sales by product group for the three months ended March 31, 2019 and 2018 were as follows:

	March 31, 2019	March 31, 2018
Nutraceuticals	$9,055,444	$9,014,780
Over the Counter (OTC)	8,332	162,183
Consumer Goods	157,623	272,291
Cosmeceuticals	247,556	251,607
	$9,468,955	$9,700,861

(1) Net sales for any other product group of similar products are less than 10% of consolidated net sales.

The Company’s net sales by major sales channel for the three months ended March 31, 2019 and 2018 were as follows:

	March 31, 2019	March 31, 2018
Online	$3,853,024	$5,412,600
Retail	5,615,931	4,288,261
	$9,468,955	$9,700,861

Long-lived assets (net) attributable to operations in the United States and foreign countries as of March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019	December 31, 2018
United States	$10,753,474	$11,058,528
Foreign countries	10,772	12,004
	$10,764,256	$11,070,532

Note 15 – Income Taxes

Income tax (benefit) expense was $(5,908) for the three months ended March 31, 2019, compared to $160,613 for the same periods in 2018. The current provision is attributable to Australian operations and the current tax rate in effect in that country.

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

The Company has not filed its State & Local Income/Franchise tax returns in States it is required to file for the last few years, so such returns and liability remain open. The Company has estimated and accrued for its sales tax liability at $238,209 and $180,222 as of March 31, 2019 and December 31, 2018, respectively.

Note 16 – Subsequent Events

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Synergy for the three months ended March 31, 2019 and 2018, should be read in conjunction with the unaudited condensed consolidated financial statements of Synergy, and the notes to those unaudited condensed consolidated financial statements that are included elsewhere in this Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the caption, “Cautionary Note Regarding Forward-Looking Statements” and the “Business” section in our Form 10-K filed on March 29, 2019. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

The Company is in the business of marketing and distributing consumer branded products through various distribution channels primarily in the health and wellness industry. The Company’s strategy is to grow both organically and by future acquisition.

Our management’s discussion and analysis of our financial condition and results of operations are only based on our current business and should be read in conjunction with our unaudited condensed consolidated financial statements. Key factors affecting our results of operations include revenues, cost of revenues, operating expenses and income and taxation.

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

For the three months ended March 31, 2019
Net income after tax	$1,467,287
Interest income	(111)
Interest expense	340,128
Taxes	(5,908)
Depreciation	38,060
Amortization	306,583
EBITDA	$2,146,039
Stock-based compensation	45,533
Loss on foreign currency translation and transaction	81,849
Adjusted EBITDA	$2,273,420

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

Results of Operations for the Three months Ended March 31, 2019 and 2018

Revenue

For the three months ended March 31, 2019, we had revenue of $9,468,955 from sales of our products, as compared to revenue of $9,700,861 for the same period in 2018. We had an increase in Nutraceuticals in 2019 as compared to 2018 due to regular business. We had a decrease in Over the Counter in 2019 as compared to 2018 due to an out of stock product. We had a decrease in Consumer Goods in 2019 as compared to 2018 due to a shift in business focus. We had a decrease in Cosmeceuticals in 2019 as compared to 2018 due to regular business. The revenue is comprised of the following categories:

	March 31, 2019	March 31, 2018
Nutraceuticals	$9,055,444	$9,014,780
Over the Counter (OTC)	8,332	162,183
Consumer Goods	157,623	272,291
Cosmeceuticals	247,556	251,607
	$9,468,955	$9,700,861

Cost of Revenue

For the three months ended March 31, 2019, our cost of revenue was $2,540,450. Our cost of revenue for the three months ended March 31, 2018, was $2,809,908. We had a decrease in Nutraceuticals in 2019 as compared to 2018 due to higher sales and a different mix of products being sold. We had an decrease in Over the Counter in 2019 as compared to 2018 due to an out of stock product. We had a decrease in Consumer Goods in 2019 as compared to 2018 due to a decrease in revenue. We had an increase in Cosmeceuticals in 2019 as compared to 2018 due to a different mix of product being sold. The cost of revenue is comprised of the following categories:

	March 31, 2019	March 31, 2018
Nutraceuticals	$2,472,115	$2,709,646
Over the Counter (OTC)	-	18,548
Consumer Goods	13,784	40,704
Cosmeceuticals	54,551	41,010
	$2,540,450	$2,809,908

Gross Profit

Gross profit was $6,928,505, or 73% for the three months ended March 31, 2019, as compared to gross profit of $6,890,953, or 71% for the same period in 2018, an increase of $37,552, or 1%. The increase in gross profit margin is directly related to the mix of products being sold.

Operating Expenses

Selling and Marketing Expenses

For the three months ended March 31, 2019, our selling and marketing expenses were $3,311,867 as compared to $4,252,703 for the same period in 2018, which is primarily due to decreased personnel in our advertising and marketing departments.

General and Administrative Expenses

For the three months ended March 31, 2019, our general and administrative expenses were $1,487,107. For the three months ended March 31, 2018, our general and administrative expenses were $1,760,856. The decrease is primarily due to better management of operating costs.

Depreciation and Amortization Expenses

For the three months ended March 31, 2019, our depreciation and amortization expenses were $306,275 as compared to $451,486 for the same period in 2018. The decrease is due to impairment of intangible assets in 2018.

Other Income and Expenses

For the three months ended March 31, 2019 and 2018 we had other (income) and expense items of the following:

	Three months ended March 31, 2019	Three months ended March 31, 2018
Interest income	$(111)	$(1,082)
Interest expense	340,128	270,176
Remeasurement (gain) loss on translation of foreign subsidiary	(16,508)	10,698
Amortization of debt issuance cost	38,368	40,996
Total other expense	$361,877	$320,788

For the three months ended March 31, 2019, we had interest expense of $340,128 as compared to $270,176 for the same period in 2018. The increase was due to increase in the interest rate of Loan 3 from 13% to 15.5%.

Net Income (Loss)

For the three months ended March 31, 2019, our net income was $1,467,287 as compared to a net loss of $(55,493) for the same period in 2018.

Liquidity and Capital Resources

Overview

As of March 31, 2019, we had $688,836 cash on hand and a $155,476 working capital deficit. In addition, we also had restricted cash of $137,351 which is held for credit card collateral.

Three months ended March 31, 2019 and 2018

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2019 was $813,711, compared to $944,647 for the same period in 2018. This decrease in net cash provided by operating activities for the three months ended March 31, 2019 was primarily attributable to a decrease in accounts payable and accrued expenses.

The $813,711 consists of our net income of $1,467,287 adjusted by:

Amortization of debt issuance cost	$38,368
Depreciation and amortization	306,275
Stock based compensation	85,119
Non cash implied interest	9,737
Remeasurement gain on translation of foreign subsidiary	(16,508)
Foreign currency transaction loss	98,357
Decrease in accounts receivable	120,802
Decrease in inventory	1,810
Decrease in prepaid expenses	405,766
Increase in deferred revenue	34,664
Decrease in accounts payable and accrued expenses	(1,737,966)

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2019 was $0, compared to net cash used of $136,725 for the same period in 2018. The decrease in cash used in investing activities during 2019 is attributable to the purchase of assets in 2018.

Net Cash Used in Financing Activities

Net cash used in financing activities for the three months ended March 31, 2019 was $512,500, compared to net cash used of $1,137,500 for the same period in 2018. This is attributable to the payoff of a loan in 2018.

Repayment of notes payable	$(512,500)

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer), who is also our Chief Financial Officer (principal financial officer), reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and concluded that as of March 31, 2019, (i) the Company’s disclosure controls and procedures were not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”), and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Signatures	Title	Date

/s/ Jack Ross	Chief Executive Officer	May 3, 2019
Chief Financial Officer

