Form 10-Q
period 2019-06-30
Synergy CHC Corp.
filed 2019-08-13
CIK 1562733

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 12, 2019, 89,889,074 shares of our common stock were issued and outstanding.

SYNERGY CHC CORP.

INDEX

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Synergy CHC Corp.

Condensed Consolidated Balance Sheets

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$1,064,301	$459,736
Restricted cash	136,966	136,180
Accounts receivable, net	2,366,078	4,458,225
Other current assets	611,614	828,847
Income taxes receivable	361,564	386,686
Inventory, net	2,492,136	2,670,305
Total Current Assets	7,032,659	8,939,979

Fixed assets, net	197,448	269,771
Goodwill	7,793,240	7,793,240
Intangible assets, net	2,469,973	3,007,521
Total Assets	$17,493,320	$20,010,511

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$5,061,810	$8,397,220
Deferred revenue	37,051	49,709
Current portion of long-term debt, net of debt discount and debt issuance cost, related party	1,979,876	1,963,887
Total Current Liabilities	7,078,737	10,410,816

Long-term Liabilities:
Note payable, net of debt discount and debt issuance cost, related party	4,680,346	5,629,002
Total Long-term Liabilities	4,680,346	5,629,002
Total Liabilities	11,759,083	16,039,818

Commitments and contingencies

Stockholders’ Equity:
Common stock, $0.00001 par value; 300,000,000 shares authorized; 89,889,074 and 89,862,683 shares issued and outstanding, respectively	899	899
Additional paid in capital	18,941,597	18,817,800
Accumulated other comprehensive income	33,115	179,116
Accumulated deficit	(13,241,374)	(15,027,122)
Total stockholders’ equity	5,734,237	3,970,693
Total Liabilities and Stockholders’ Equity	$17,493,320	$20,010,511

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Synergy CHC Corp.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

	For the three months ended		For the six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenue	$6,336,721	$9,728,712	$15,805,676	$19,429,573
Cost of sales	1,607,587	2,744,760	4,148,037	5,554,668
Gross profit	4,729,434	6,983,952	11,657,639	13,874,905

Operating expenses
Selling and marketing	2,647,378	5,148,656	5,959,245	9,401,359
General and administrative	1,072,706	1,475,289	2,559,813	3,236,145
Depreciation and amortization	303,596	455,951	609,871	907,437
Total operating expenses	4,023,680	7,079,896	9,128,928	13,544,941

Income (loss) from operations	705,454	(95,944)	2,528,709	329,964

Other (income) expenses
Interest income	(113)	1,011	(224)	(71)
Interest expense	284,285	305,687	624,413	575,863
Remeasurement loss on translation of foreign subsidiary	27,770	120,623	11,262	131,321
Amortization of debt issuance cost	34,594	37,739	72,962	78,735

Total other expenses	346,536	465,060	708,413	785,848

Net income (loss) before income taxes	358,918	(561,004)	1,820,296	(455,884)
Income tax expense	40,456	222,389	34,548	383,002
Net income (loss) after tax	$318,462	$(783,393)	$1,785,748	$(838,886)

Net income (loss) per share – basic	$0.00	$(0.01)	$0.02	$(0.01)
Net income (loss) per share – diluted	$0.00	$(0.01)	$0.02	$(0.01)

Weighted average common shares outstanding
Basic	89,889,044	89,862,683	89,877,247	89,862,683
Diluted	89,889,044	89,862,683	89,877,247	89,862,683

Comprehensive income (loss):
Net income (loss)	318,462	(783,393)	1,785,748	(838,886)
Foreign currency translation adjustment	(75,061)	42,891	(146,001)	103,404
Comprehensive income (loss)	$243,401	$(740,502)	$1,639,747	$(735,482)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Synergy CHC Corp.

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

	Common stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2017	89,862,683	$899	$18,376,801	$(77,989)	$(8,866,432)	$9,433,279

Fair value of vested stock options			119,617			119,617
Foreign currency translation gain				60,513		60,513

Net loss					(55,493)	(55,493)
Balance as of March 31, 2018	89,862,683	$899	$18,496,418	$(17,476)	$(8,921,928)	$9,557,913
Fair value of vested stock options			119,769			119,769
Foreign currency translation gain				42,891		42,891

Net loss					(783,393)	(783,393)
Balance as of June 30, 2018	89,862,683	$899	$18,616,187	$25,415	$(9,705,322)	$8,937,179

	Common stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2018	89,862,683	$899	$18,817,800	$179,116	$(15,027,122)	$3,970,693

Fair value of vested stock options			45,534			45,534
Foreign currency translation loss				(70,940)		(70,940)
Common stock issued for Per-fekt settlement	26,391		39,585			39,585
Net income					1,467,287	1,467,287
Balance as of March 31, 2019	89,889,074	$899	$18,902,919	$108,176	$(13,559,835)	$5,452,159

Fair value of vested stock options			38,679			38,679
Foreign currency translation loss				(75,061)		(75,061)

Net income					318,462	318,462
Balance as of June 30, 2019	89,889,074	$899	$18,941,597	$33,115	$(13,241,374)	$5,734,237

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Synergy CHC Corp.

Unaudited Condensed Consolidated Statements of Cash Flows

	For the six months ended
	June 30, 2019	June 30, 2018
Cash Flows from Operating Activities
Net income (loss)	$1,785,748	$(838,886)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	609,871	907,437
Amortization of debt issuance cost	72,962	78,735
Stock based compensation expense	123,797	239,386
Remeasurement loss on translation of foreign subsidiary	11,262	131,321
Foreign currency transaction loss	27,314	30,931
Non cash implied interest	19,370	42,535
Changes in operating assets and liabilities:
Accounts receivable	2,092,147	244,566
Inventory	178,171	(313,838)
Other current assets	217,233	217,779
Accounts payable and accrued liabilities	(3,348,865)	(65,263)
Deferred revenue	(12,658)	37,843
Net cash provided by operating activities	1,776,352	712,546

Cash Flows from Investing Activities
Payments for acquisition of fixed assets	-	(129,087)
Payment for acquisition of domain name	-	(15,213)
Purchase of intangible assets	-	(50,000)
Net cash used in investing activities	-	(194,300)

Cash Flows from Financing Activities
Repayment of notes payable	(1,025,000)	(1,712,500)
Net cash used in financing activities	(1,025,000)	(1,712,500)

Effect of exchange rate on cash, cash equivalents and restricted cash	(146,001)	103,404

Net increase (decrease) in cash, cash equivalents and restricted cash	605,351	(1,090,850)

Cash, Cash Equivalents and restricted cash, beginning of period	595,916	2,094,685

Cash, Cash Equivalents and restricted cash, end of period	$1,201,267	$1,003,835

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$555,737	$700,197
Income taxes	$38,919	$85,639

Supplemental Disclosure of Non-cash Investing and Financing Activities	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Synergy CHC Corp.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of the Business

Synergy CHC Corp. (“Synergy”, “we”, “us”, “our” or the “Company”) (formerly Synergy Strips Corp.) was incorporated on December 29, 2010 in Nevada under the name “Oro Capital Corporation.” On April 21, 2014, the Company changed its fiscal year end from July 31 to December 31. On April 28, 2014, the Company changed its name to “Synergy Strips Corp.” On August 5, 2015, the Company changed its name to “Synergy CHC Corp.”

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

Note 2 – Summary of Significant Accounting Policies

General

The accompanying condensed consolidated financial statements as of June 30, 2019 and December 31, 2018 and for the three and six months ended June 30, 2019 and 2018 are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Rule S-X of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2018 and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2019.

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

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. As of June 30, 2019, the Company had no cash equivalents. The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (FDIC) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At June 30, 2019, the uninsured balance amounted to $770,545.

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows.

	June 30, 2019	December 31, 2018	June 30, 2018

Cash and cash equivalents	$1,064,301	$459,736	$865,812
Restricted cash	136,966	136,180	138,023
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$1,201,267	$595,916	$1,003,835

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

Intangible Assets

We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization except intellectual property of $1,450,000 acquired as part of an Asset Purchase Agreement entered into with Factor Nutrition Labs LLC on January 22, 2015, $10,000 acquired as part of an Asset Purchase Agreement entered into with Perfekt Beauty Holdings LLC and CDG Holdings, LLC (“Perfekt”) on June 21, 2017 and $50,000 acquired as an Asset Purchase entered into with Cocowhite on May 22, 2018. Intangible assets are amortized on a straight line basis over the useful lives. During the year ended December 31, 2018, the Company fully impaired intangible assets related to Perfekt and Cocowhite and charged to operations impairment loss of $60,000. As of June 30, 2019, our qualitative analysis of intangible assets with indefinite lives did not indicate any impairment.

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

Indicators of impairment include significant underperformance relative to historical or projected future operating results, significant changes in our use of the assets or in our business strategy, loss of or changes in customer relationships and significant negative industry or economic trends. When indications of impairment arise for a particular asset or group of assets, we assess the future recoverability of the carrying value of the asset (or asset group) based on an undiscounted cash flow analysis. If carrying value exceeds projected, net, undiscounted cash flows, an additional analysis is performed to determine the fair value of the asset (or asset group), typically a discounted cash flow analysis, and an impairment charge is recorded for the excess of carrying value over fair value. However, as of December 31, 2018 our review of intangible assets related to two of our subsidiaries did indicate that the carrying amount of the asset may not be recoverable. During the year ended December 31, 2018, the Company fully impaired related intangible assets and charged to operations impairment loss of $864,067. As of June 30, 2019, our qualitative analysis of long-lived assets did not indicate any impairment.

Goodwill

An asset purchase is accounted for under the purchase method of accounting. Under that method, assets and liabilities of the business acquired are recorded at their estimated fair values as of the date of the acquisition, with any excess of the cost of the acquisition over the estimated fair value of the net tangible and intangible assets acquired recorded as goodwill. As of June 30, 2019, our qualitative analysis of goodwill did not indicate any impairment.

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

Contract Costs

Costs incurred to obtain a contract are capitalized unless short term in nature. As a practical expedient, costs to obtain a contract that are short term in nature are expensed as incurred. The Company does not have any contract costs capitalized as of June 30, 2019.

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

Accounts receivable

Accounts receivable are generally unsecured. The Company establishes an allowance for doubtful accounts receivable based on the age of outstanding invoices and management’s evaluation of collectability. Accounts are written off after all reasonable collection efforts have been exhausted and management concludes that likelihood of collection is remote. Any future recoveries are applied against the allowance for doubtful accounts. As of both June 30, 2019 and December 31, 2018, allowance for doubtful accounts was $0.

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

Synergy CHC Inc., is a wholly-owned foreign subsidiary, is subject to income taxes in the jurisdictions in which it operates. Significant judgment is required in determining the provision for income tax. There are many transactions and calculations undertaken during the ordinary course of business for which the ultimate tax determination is uncertain. The company recognizes liabilities for anticipated tax audit issues based on the Company’s current understanding of the tax law. Where the final tax outcome of these matters is different from the carrying amounts, such differences will impact the current and deferred tax provisions in the period in which such determination is made.

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under ASC subtopic 260-10, Earnings Per Share. Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted earnings per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock (using the “treasury stock” method), unless their effect on net loss per share is anti-dilutive. As of June 30, 2019, and 2018, options to purchase 6,166,667 and 8,666,667 shares of common stock, respectively, were outstanding. As of June 30, 2018, warrants to purchase 1,000,000 shares of common stock were outstanding.

The following is a reconciliation of the number of shares used in the calculation of basic earnings per share and diluted earnings per share for the three and six months ended June 30, 2019, and 2018:

	For the three months ended		For the six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Net income (loss) after tax	$318,462	$(783,393)	$1,785,748	(838,886)

Weighted average common shares outstanding	89,889,044	89,862,683	89,877,247	89,862,683
Incremental shares from the assumed exercise of dilutive stock options	-	-	-	-
Incremental shares from the assumed exercise of dilutive stock warrants	-	-	-	-
Dilutive potential common shares	89,889,044	89,862,683	89,877,247	89,862,683

Net earnings per share:
Basic	$0.00	$(0.01)	$0.02	$(0.01)
Diluted	$0.00	$(0.01)	$0.02	$(0.01)

The following securities were not included in the computation of diluted net earnings per share as their effect would have been antidilutive:

	2019	2018

Options to purchase common stock	6,166,667	8,666,667
Warrants to purchase common stock	-	1,000,000
	6,166,667	9,666,667

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

As of June 30, 2019, the Company has determined that there were no assets or liabilities measured at fair value.

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

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 515-50, “Compensation – Stock Compensation.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

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

The exchange rates used to translate amounts in AUD and CAD into USD for the purposes of preparing the consolidated financial statements were as follows:

Balance sheet:

	June 30, 2019	December 31, 2018
Period-end AUD: USD exchange rate	$0.7023	$0.7046
Period-end CAD: USD exchange rate	$0.7641	$0.7330

Income statement:

	June 30, 2019	June 30, 2018
Average Quarterly AUD: USD exchange rate	$0.7064	$0.7714
Average Quarterly CAD: USD exchange rate	$0.7499	$0.7827

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

Presentation of Financial Statements – Going Concern

Going Concern Evaluation

In connection with preparing unaudited condensed consolidated financial statements for the three and six months ended June 30, 2019, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the financial statements are issued.

The Company considered the following:

● At June 30, 2019, the Company had an accumulated deficit of $13,241,374.

● At June 30, 2019, the Company had working capital deficit of $46,078.

● Revenue decline in 2019 as compared to 2018 of $3,623,897.

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

● In 2019, the Company repaid $1,025,000 of loans.

● The Company generated net income of $318,462 for the three months ended June 30, 2019 and $1,785,748 for the six months ended June 30, 2019.

● In 2019, the Company generated $1,776,352 of cash from operating activities.

● Working capital deficit of $46,078 at June 30, 2019, includes loans payables to related party of $1,979,876, royalty payable to related party of $312,568 and deferred revenue of $37,051.

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

As of August 12, 2019 and June 30, 2019, the Company had $875,154 and $1,201,267, respectively, in cash and cash equivalents.

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

The carrying value of inventory consisted of the following:

	June 30, 2019	December 31, 2018
Finished goods	$2,072,233	$1,956,942
Components	403,873	441,282
Inventory in transit	-	256,051
Raw materials	16,030	16,030

Total inventory	$2,492,136	$2,670,305

On January 22, 2015, inventory was pledged to Knight Therapeutics under the Loan Agreement (see note 10).

Note 4 – Accounts Receivable

Accounts receivable, net of allowances for sales returns and doubtful accounts, consisted of the following:

	June 30, 2019	December 31, 2018
Trade accounts receivable	$2,366,078	$4,458,225
Less allowances	-	-
Total accounts receivable, net	$2,366,078	$4,458,225

Note 5 – Other Current Assets

Other current assets consisted of the following:

	June 30, 2019	December 31, 2018
Advances for inventory	$41,645	$25,170
Media production	-	20,791
Insurance	23,947	13,302
Deposits	8,417	45,144
Trademarks	39,413	78,826
Rent	87,384	103,912
Promotions	106,539	342,220
License agreement	8,333	58,333
Software subscriptions	83,925	34,440
Rebranding	18,538	40,783
Clinical Research	27,702	35,617
Miscellaneous	45,111	30,309
Related Party Receivable	120,660	-
Total	$611,614	$828,847

Note 6 – Concentration of Credit Risk

Cash and cash equivalents

The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (FDIC) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At June 30, 2019 and December 31, 2018, the uninsured balances amounted to $770,545 and $162,729, respectively.

Accounts receivable

As of June 30, 2019, 4 customers accounted for 67% of the Company’s accounts receivable. As of December 31, 2018, three customers accounted for 83% of the Company’s accounts receivable.

Major customers

For the six months ended June 30, 2019, two customers accounted for approximately 42% of the Company’s net revenue. For the six months ended June 30, 2018, three customers accounted for approximately 44% of the Company’s net revenue. For the three months ended June 30, 2019, two customers accounted for approximately 44% of the Company’s net revenue. For the three months ended June 30, 2018, three customers accounted for approximately 47% of the Company’s net revenue. For the year ended December 31, 2018, two customers accounted for approximately 41% of the Company’s net revenues. Substantially all of the Company’s business is with companies in the United States.

Accounts payable

As of June 30, 2019 and December 31, 2018, two vendors accounted for 72% and 77%, respectively, of the Company’s accounts payable.

Major suppliers

For the six months ended June 30, 2019, two suppliers accounted for approximately 36% of the Company’s purchases. For the six months ended June 30, 2018, three suppliers accounted for approximately 46% of the Company’s purchases. For the three months ended June 30, 2019, two suppliers accounted for approximately 27% of the Company’s purchases. For the three months ended June 30, 2018, two suppliers accounted for approximately 32% of the Company’s purchases. Substantially all of the Company’s business is with suppliers in the United States.

Note 7 – Fixed Assets and Intangible Assets

As of June 30, 2019, and December 31, 2018, fixed assets and intangible assets consisted of the following:

	June 30, 2019	December 31, 2018

Property and equipment	$566,445	$566,445
Less accumulated depreciation	(368,997)	(296,674)
Fixed assets, net	$197,448	$269,771

Depreciation expense for the three months ended June 30, 2019 and 2018 was $34,263 and $39,754, respectively. Depreciation expense for the six months ended June 30, 2019 and 2018 was $72,323 and $76,162, respectively.

	June 30, 2019	December 31, 2018

FOCUSfactor intellectual property	$1,450,000	$1,450,000
Perfekt intellectual property	-	10,000
Cocowhite intellectual property	-	50,000
Intangible assets subject to amortization	5,388,230	7,150,165
Less accumulated amortization	(4,368,257)	(4,728,576)
Less accumulated impairment	-	(924,068)
Intangible assets, net	$2,469,973	$3,007,521

Amortization expense for the three months ended June 30, 2019 and 2018 was $269,333 and $416,197, respectively. Amortization expense for the six months ended June 30, 2019 and 2018 was $537,548 and $831,275, respectively. These intangible assets were acquired through an Asset Purchase Agreement and Stock Purchase Agreements.

Note 8 – Related Party Transactions

The Company accrued and paid consulting fees of $57,917 per month and a management fee of $76,461 to a company owned by Mr. Jack Ross, Chief Executive Officer of the Company. The Company expensed $185,000 during the three months ended June 30, 2019 and $423,961 during the six months ended June 30, 2019. As of June 30, 2019, the total outstanding balance was $0 for consulting fees and reimbursements. As of June 30, 2019, the Company has a receivable of $120,660 related to services the Company performed for a company owned by Mr. Jack Ross.

On June 26, 2015, the Company entered into a Security Agreement with Knight Therapeutics, Inc., through its wholly owned subsidiary Neuragen Corp., for the purchase of Knight Therapeutics, Inc.’s assets. At June 30, 2019, the Company owed Knight $500,000 in relation to this agreement (see Note 10). The Company recorded present value of future payments of $266,521 and $272,151 as of June 30, 2019 and December 31, 2018, respectively.

On August 18, 2015, the Company entered into a Consulting Agreement with Kara Harshbarger, the co-founder of Hand MD, LLC, pursuant to which she will provide marketing and sales related service. The Company pays Ms. Harshbarger $10,000 a month for one year unless the Consulting Agreement is terminated earlier by either party. The Company has extended this agreement on a month to month basis. Hand MD, LLC is a 50% owner in Hand MD Corp. The Company expensed $30,000 through payroll for the three months ended June 30, 2019 and $60,000 for the six months ended June 30, 2019. As of June 30, 2019, the total outstanding balance was $0.

On August 9, 2017, the Company entered into a Loan Agreement with Knight Therapeutics (Barbados) Inc., a related party, for a working capital loan. At June 30, 2019, the Company owed Knight $6,393,702 on this loan, net of debt issuance cost (see Note 10).

On December 23, 2016, we entered into an agreement with Knight Therapeutics for the distribution rights of FOCUSFactor in Canada. In conjunction with this agreement, we are required to pay Knight a distribution fee equal to 30% of gross sales for sales achieved through a direct sales channel and 5% of gross sales for sales achieved through retail sales. The minimum due to Knight under this agreement is $100,000 Canadian dollars. As of June 30, 2019, the total outstanding balance was $200,000 Canadian dollars (approximately $152,834 USD).

On December 23, 2016, we entered into an agreement with Knight Therapeutics for the distribution rights of Hand MD into Canada. In conjunction with this agreement, we are required to pay Knight a distribution fee equal to 60% of gross sales for sales achieved through a direct sales channel until the sales in the calendar year equal the threshold amount and then 40% of all such gross sales in such calendar year in excess of the threshold amount and 5% of gross sales for sales achieved through retail sales. The minimum due to Knight under this agreement is $25,000 Canadian dollars. As of June 30, 2019 the total outstanding balance was $25,000 Canadian dollars (approximately $18,325 USD).

The Company expensed royalty of $50,445 during the three months ended June 30, 2019 and $139,309 for the six months ended June 30, 2019. At June 30, 2019 the Company, owed Knight Therapeutics $139,309 in connection with a royalty distribution agreement.

The Company expensed royalty of $2,100 during the three months ended June 30, 2019 and $3,185 for the six months ended June 30, 2019. At June 30, 2019 the Company owed Knight Therapeutics $2,100 in connection with a royalty distribution agreement for Sneaky Vaunt.

The Company expensed commissions of $4,887 during the three months ended June 30, 2019 and $9,065 for the six months ended June 30, 2019. At June 30, 2019, the Company, owed Founded Ventures, owned by a shareholder in the Company, $4,887 in connection with a commission agreement for Sneaky Vaunt.

The Company expensed commissions of $259 during the three months ended June 30, 2019 and $644 for the six months ended June 30, 2019. At June 30, 2019, the Company owed Founded Ventures $259 in connection with a commission agreement for The Queen Pegasus.

The Company paid $5,826 during the three months ended June 30, 2019 and $8,621 for the six months ended June 30, 2019 to Hand MD, Corp, related to a royalty agreement. At June 30, 2019, the Company owed Hand MD Corp. $0 in minimum future royalties.

Note 9 – Accounts Payable and Accrued Liabilities

As of June 30, 2019, and December 31, 2018, accounts payable and accrued liabilities consisted of the following:

	June 30, 2019	December 31, 2018
Accrued payroll	$189,728	$217,069
Legal fees	94,511	71,236
Commissions	185,811	134,784
Manufacturers	2,808,325	3,898,896
Promotions	157,217	1,262,503
Returns allowance	-	850,627
Accounting fees	146,963	104,198
Rent	-	61,738
Customers	77,345	76,617
Interest	49,305	-
Royalties, related party	326,294	304,434
Warehousing	30,207	64,289
Sales taxes	286,189	180,222
Taxes	-	178,069
Severance Accrual	350,869	506,250
Charitable Donation	25,000	-
Related Party Reimbursements	178,825	178,825
Others	155,221	307,463
Total	$5,061,810	$8,397,220

Note 10 – Notes Payable

The Company’s loans payable at June 30, 2019 and December 31, 2018 are as follows:

	June 30, 2019	December 31, 2018

Loans payable	$6,766,520	$7,772,150
Unamortized debt issuance cost	(106,298)	(179,261)
Total	6,660,222	7,592,889
Less: Current portion	(1,979,876)	(1,963,887)
Long-term portion	$4,680,346	$5,629,002

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

The Company recorded present value of future payments of $266,521 and $272,151 as of June 30, 2019 and December 31, 2018, respectively. The Company recorded imputed interest expense of $9,633 for the three months ended June 30, 2019 and $19,370 for the six months ended June 30, 2019.

During the three and six months ended June 30, 2019, the Company made payments of $12,500 and $25,000, respectively, in connection with this Security Agreement.

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

The Company also recorded deferred financing costs of $452,869 with respect to the above loan. The Company recognized amortization of deferred financing costs of $34,594 and $72,962 during the three and six months ended June 30, 2019, respectively. Unamortized debt issuance cost as of June 30, 2019 amounted to $106,298.

The Company recognized interest expense of $263,069 and paid $263,069 during the three months ended June 30, 2019 and $592,236 and paid $542,930 during the six months ended June 30, 2019. Accrued interest was $49,306 as of June 30, 2019. The loan balance at June 30, 2019 was $6,500,000.

Note 11 – Stockholders’ Equity

The total number of shares of all classes of capital stock which the Company is authorized to issue is 300,000,000 shares of common stock with $0.00001 par value.

During the six months ended June 30, 2019, the Company issued 26,391 shares of its common stock valued at $39,585 in full and final settlement on the Per-fekt transaction.

As of June 30, 2019 and December 31, 2018, there were 89,889,074 and 89,862,683, respectively, shares of the Company’s common stock issued and outstanding.

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

Other Commitments

During the six months ended June 30, 2019 the Company received a 60 day Proposition 65 letter that one of its products did not have California’s prop 65 label. The Company is in the process of finalizing the settlement of this case and should be notified on our about August 15, 2019.

Note 13 – Stock Options

The following table summarizes the options outstanding, option exercisability and the related prices for the shares of the Company’s common stock issued to employees and consultants under a stock option plan at June 30, 2019:

	Options Outstanding			Options Exercisable
Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
$0.25 - $0.70	6,166,667	6.06	$0.54	5,666,667	$0.52

The stock option activity for the six months ended June 30, 2019 is as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2018	7,166,667	$0.50
Granted	-	-
Exercised	-	-
Expired or canceled	(1,000,000)	0.25
Outstanding at June 30, 2019	6,166,667	$0.54

Stock-based compensation expense related to vested options was $38,679 and $84,212 during the three and six months ended June 30, 2019, respectively, which is a component of general and administrative expense in the statement of operations. The Company determined the value of share-based compensation for options vesting during the period using the Black-Scholes fair value option-pricing model with the following weighted average assumptions: estimated fair value of Company’s common stock of $0.48-.050, risk-free interest rate of 1.95-1.99%, volatility of 116-117%, expected lives of 10 years, and dividend yield of 0%. Stock options outstanding as of June 30, 2019, as disclosed in the above table, have an intrinsic value of $0. As of June 30, 2019, unamortized stock-based compensation costs related to options was $206,287, and will be recognized over a period of 1.33 years.

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

Net sales attributed to customers in the United States and foreign countries for the three months ended June 30, 2019 and 2018 were as follows:

	June 30, 2019	June 30, 2018
United States	$5,979,538	$9,242,986
Foreign countries	357,183	485,726
	$6,336,721	$9,728,712

Foreign countries primarily consist of Australia and Canada.

The Company’s net sales by product group for the three months ended June 30, 2019 and 2018 were as follows:

	June 30, 2019	June 30, 2018
Nutraceuticals	$6,001,392	$8,895,489
Over the Counter (OTC)	20,734	171,918
Consumer Goods	194,407	290,641
Cosmeceuticals	120,188	370,664
	$6,336,721	$9,728,712

(1) Net sales for any other product group of similar products are less than 10% of consolidated net sales.

The Company’s net sales by major sales channel for the three months ended June 30, 2019 and 2018 were as follows:

	June 30, 2019	June 30, 2018
Online	$2,669,794	$3,611,997
Retail	3,666,927	6,116,715
	$6,336,721	$9,728,712

Net sales attributed to customers in the United States and foreign countries for the six months ended June 30, 2019 and 2018 were as follows:

	June 30, 2019	June 30, 2018
United States	$14,592,059	$18,270,848
Foreign countries	1,213,617	1,158,725
	$15,805,676	$19,429,573

Foreign countries primarily consist of Australia and Canada.

The Company’s net sales by product group for the six months ended June 30, 2019 and 2018 were as follows:

	June 30, 2019	June 30, 2018
Nutraceuticals	$15,056,836	$17,910,268
Over the Counter (OTC)	29,066	334,102
Consumer Goods	352,030	562,932
Cosmeceuticals	367,744	622,271
	$15,805,676	$19,429,573

(1) Net sales for any other product group of similar products are less than 10% of consolidated net sales.

The Company’s net sales by major sales channel for the six months ended June 30, 2019 and 2018 were as follows:

	June 30, 2019	June 30, 2018
Online	$6,522,818	$9,024,597
Retail	9,282,858	10,404,976
	$15,805,676	$19,429,573

Long-lived assets (net) attributable to operations in the United States and foreign countries as of June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019	December 31, 2018
United States	$10,451,087	$11,058,528
Foreign countries	9,574	12,004
	$10,460,661	$11,070,532

Note 15 – Income Taxes

Income tax expense was $40,456 and $34,548 for the three and six months ended June 30, 2019, respectively, compared to $222,389 and $383,002, respectively for the same periods in 2018. The current provision is attributable to Australian operations and the current tax rate in effect in that country.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Synergy for the three and six months ended June 30, 2019 and 2018, should be read in conjunction with the unaudited condensed consolidated financial statements of Synergy, and the notes to those unaudited condensed consolidated financial statements that are included elsewhere in this Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the caption, “Cautionary Note Regarding Forward-Looking Statements” and the “Business” section in our Form 10-K filed on March 29, 2019. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

For the three months ended June 30, 2019
Net income after tax	$318,462
Interest income	(113)
Interest expense	284,285
Taxes	40,456
Depreciation	34,263
Amortization	303,927
EBITDA	$981,280
Stock-based compensation	38,679
Loss on foreign currency translation and transaction	(43,273)
One-time expense	208,995
Adjusted EBITDA	$1,185,681

For the six months ended June 30, 2019
Net income after tax	$1,785,748
Interest income	(224)
Interest expense	624,413
Taxes	34,548
Depreciation	72,323
Amortization	610,510
EBITDA	$3,127,318
Stock-based compensation	84,212
Loss on foreign currency translation and transaction	38,576
One-time Expense	208,995
Adjusted EBITDA	$3,459,101

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

Results of Operations for the Three Months Ended June 30, 2019 and 2018

Revenue

For the three months ended June 30, 2019, we had revenue of $6,336,721 from sales of our products, as compared to revenue of $9,728,712 for the same period in 2018. We had a decrease in Nutraceuticals in 2019 as compared to 2018 due to not overspending on marketing. We had a decrease in Over the Counter in 2019 as compared to 2018 due to an out of stock product. We had a decrease in Consumer Goods in 2019 as compared to 2018 due to a shift in business focus. We had a decrease in Cosmeceuticals in 2019 as compared to 2018 due to a shift in business focus. The revenue is comprised of the following categories:

	June 30, 2019	June 30, 2018
Nutraceuticals	$6,001,392	$8,895,489
Over the Counter (OTC)	20,734	171,918
Consumer Goods	194,407	290,641
Cosmeceuticals	120,188	370,664
	$6,336,721	$9,728,712

Cost of Revenue

For the three months ended June 30, 2019, our cost of revenue was $1,607,587. Our cost of revenue for the three months ended June 30, 2018, was $2,744,760. We had a decrease in Nutraceuticals in 2019 as compared to 2018 due to lower sales and a different mix of products being sold. We had a decrease in Over the Counter in 2019 as compared to 2018 due to an out of stock product. We had a decrease in Consumer Goods in 2019 as compared to 2018 due to a decrease in revenue. We had a decrease in Cosmeceuticals in 2019 as compared to 2018 due to a decrease in revenue. The cost of revenue is comprised of the following categories:

	June 30, 2019	June 30, 2018
Nutraceuticals	$1,571,226	$2,618,714
Over the Counter (OTC)	-	28,622
Consumer Goods	18,239	17,294
Cosmeceuticals	18,122	80,130
	$1,607,587	$2,744,760

Gross Profit

Gross profit was $4,729,434, or 75% for the three months ended June 30, 2019, as compared to gross profit of $6,983,952, or 72% for the same period in 2018, a decrease of $2,254,818, or 32%. The increase in gross profit margin is directly related to the mix of products being sold.

Operating Expenses

Selling and Marketing Expenses

For the three months ended June 30, 2019, our selling and marketing expenses were $2,647,379 as compared to $5,148,656 for the same period in 2018, which is primarily due to decreased personnel in our advertising and marketing departments and decreased advertising.

General and Administrative Expenses

For the three months ended June 30, 2019, our general and administrative expenses were $1,072,705. For the three months ended June 30, 2018, our general and administrative expenses were $1,475,289. The decrease is primarily due to better management of operating costs.

Depreciation and Amortization Expenses

For the three months ended June 30, 2019, our depreciation and amortization expenses were $303,596 as compared to $455,951 for the same period in 2018. The decrease is due to impairment of intangible assets in 2018.

Other Income and Expenses

For the three months ended June 30, 2019 and 2018 we had other (income) and expense items of the following:

	Three months ended June 30, 2019	Three months ended June 30, 2018
Interest income	$(113)	$1,011
Interest expense	284,285	305,687
Remeasurement loss on translation of foreign subsidiary	27,770	120,623
Amortization of debt issuance cost	34,594	37,739
Total other expense	$346,536	$465,060

For the three months ended June 30, 2019, we had interest expense of $284,285 as compared to $305,687 for the same period in 2018. The decrease was due to the paying down of debt.

Net Income (Loss)

For the three months ended June 30, 2019, our net income was $318,462 as compared to a net loss of $783,393 for the same period in 2018.

Results of Operations for the Six Months Ended June 30, 2019 and 2018

Revenue

For the six months ended June 30, 2019, we had revenue of $15,805,676 from sales of our products, as compared to revenue of $19,429,573 for the same period in 2018. We had a decrease in Nutraceuticals in 2019 as compared to 2018 due to not overspending on marketing. We had a decrease in Over the Counter in 2019 as compared to 2018 due to an out of stock product. We had a decrease in Consumer Goods in 2019 as compared to 2018 due to a shift in business focus. We had a decrease in Cosmeceuticals in 2019 as compared to 2018 due to a shift in business focus. The revenue is comprised of the following categories:

	June 30, 2019	June 30, 2018
Nutraceuticals	$15,056,836	$17,910,268
Over the Counter (OTC)	29,066	334,102
Consumer Goods	352,030	562,932
Cosmeceuticals	367,744	622,271
	$15,805,676	$19,429,573

Cost of Revenue

For the six months ended June 30, 2019, our cost of revenue was $4,148,037. Our cost of revenue for the six months ended June 30, 2018, was $5,554,668. We had a decrease in Nutraceuticals in 2019 as compared to 2018 due to lower sales and a different mix of products being sold. We had a decrease in Over the Counter in 2019 as compared to 2018 due to an out of stock product. We had a decrease in Consumer Goods in 2019 as compared to 2018 due to a decrease in revenue. We had a decrease in Cosmeceuticals in 2019 as compared to 2018 due to decreased revenue. The cost of revenue is comprised of the following categories:

	June 30, 2019	June 30, 2018
Nutraceuticals	$4,043,341	$5,328,360
Over the Counter (OTC)	-	47,170
Consumer Goods	32,023	57,998
Cosmeceuticals	72,673	121,140
	$4,148,037	$5,554,668

Gross Profit

Gross profit was $11,657,639, or 74% for the six months ended June 30, 2019, as compared to gross profit of $13,874,905, or 71% for the same period in 2018, a decrease of $2,217,266, or 16%. The increase in gross profit margin is directly related to the mix of products being sold.

Operating Expenses

Selling and Marketing Expenses

For the six months ended June 30, 2019, our selling and marketing expenses were $5,959,245 as compared to $9,401,359 for the same period in 2018, which is primarily due to decreased personnel in our advertising and marketing departments and decreased advertising.

General and Administrative Expenses

For the six months ended June 30, 2019, our general and administrative expenses were $2,559,813. For the six months ended June 30, 2018, our general and administrative expenses were $3,236,145. The decrease is primarily due to better management of operating costs.

Depreciation and Amortization Expenses

For the six months ended June 30, 2019, our depreciation and amortization expenses were $609,871 as compared to $907,437 for the same period in 2018. The decrease is due to impairment of intangible assets in 2018.

Other Income and Expenses

For the six months ended June 30, 2019 and 2018 we had other (income) and expense items of the following:

	Six months ended June 30, 2019	Six months ended June 30, 2018
Interest income	$(224)	$(71)
Interest expense	624,413	575,863
Remeasurement loss on translation of foreign subsidiary	11,262	131,321
Amortization of debt issuance cost	72,962	78,735
Total other expense	$708,413	$785,848

For the six months ended June 30, 2019, we had interest expense of $624,413 as compared to $575,863 for the same period in 2018. The increase was due to increase in the interest rate of Loan 3 from 13% to 15.5%.

Net Income (Loss)

For the six months ended June 30, 2019, our net income was $1,785,748 as compared to a net loss of $838,886 for the same period in 2018.

Liquidity and Capital Resources

Overview

As of June 30, 2019, we had $1,064,301 cash on hand and a $46,078 working capital deficit. In addition, we also had restricted cash of $136,966 which is held for credit card collateral.

Six months ended June 30, 2019 and 2018

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2019 was $1,776,352, compared to $712,546 for the same period in 2018. This increase in net cash provided by operating activities for the six months ended June 30, 2019 was primarily attributable to a decrease in accounts payable and accrued expenses.

The $1,776,352 consists of our net income of $1,785,748 adjusted by:

Amortization of debt issuance cost	$72,962
Depreciation and amortization	609,871
Stock based compensation	123,797
Non cash implied interest	19,370
Remeasurement loss on translation of foreign subsidiary	11,262
Foreign currency transaction loss	27,314
Decrease in accounts receivable	2,092,147
Decrease in inventory	178,171
Decrease in other current assets	217,233
Decrease in deferred revenue	(12,658)
Decrease in accounts payable and accrued expenses	(3,348,865)

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2019 was $0, compared to net cash used of $194,300 for the same period in 2018. The decrease in cash used in investing activities during 2019 is attributable to the purchase of assets in 2018.

Net Cash Used in Financing Activities

Net cash used in financing activities for the six months ended June 30, 2019 was $1,025,000, compared to net cash used of $1,712,500 for the same period in 2018. This is attributable to the payoff of a loan in 2018.

Repayment of notes payable	$(1,025,000)

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer), who is also our Chief Financial Officer (principal financial officer), reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and concluded that as of June 30, 2019, (i) the Company’s disclosure controls and procedures were not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”), and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Signatures	Title	Date

/s/ Jack Ross	Chief Executive Officer	August 13, 2019
Chief Financial Officer

