Form 10-Q
period 2019-09-30
Synergy CHC Corp.
filed 2019-11-14
CIK 1562733

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule12b-2 of the Exchange Act.

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

As of November 12, 2019, 89,889,074 shares of our common stock were issued and outstanding.

SYNERGY CHC CORP.

INDEX

Table of Contents

PART I	FINANCIAL INFORMATION

Item 1.	Condensed consolidated financial statements	3

	Condensed consolidated balance sheets as of September 30, 2019 (unaudited) and December 31, 2018	3

	Condensed consolidated statements of operations and comprehensive (loss) income for the three and nine months ended September 30, 2019 and 2018 (unaudited)	4

	Condensed consolidated statements of changes in stockholders’ equity for the three and nine months ended September 30, 2019 and 2018 (unaudited)	5

	Condensed consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018 (unaudited)	6

	Notes to unaudited condensed consolidated financial statements	7

Item 2.	Management’s discussion and analysis of financial condition and results of operations	24

Item 3.	Quantitative and qualitative disclosures about market risk	30

Item 4.	Controls and procedures	30

PART II	OTHER INFORMATION

Item 1.	Legal proceedings	31

Item 1A.	Risk factors	31

Item 2.	Unregistered sales of equity securities and use of proceeds	31

Item 3.	Defaults upon senior securities	31

Item 4.	Mine Safety Disclosures	31

Item 5.	Other information	31

Item 6.	Exhibits	31

Signatures		32

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Synergy CHC Corp.

Condensed Consolidated Balance Sheets

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$1,389,311	$459,736
Restricted cash	100,000	136,180
Accounts receivable, net	1,902,130	4,458,225
Prepaid expenses and other current assets	435,165	828,847
Income taxes receivable	404,391	386,686
Inventory, net	2,233,152	2,670,305
Total Current Assets	6,464,149	8,939,979

Fixed assets, net	166,282	269,771
Goodwill	7,793,240	7,793,240
Intangible assets, net	2,199,751	3,007,521
Total Assets	$16,623,422	$20,010,511

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$4,497,616	$8,397,220
Deferred revenue	9,947	49,709
Current portion of long-term debt, net of debt discount and debt issuance cost, related party	5,937,576	1,963,887
Total Current Liabilities	10,445,139	10,410,816

Long-term Liabilities:
Note payable, net of debt discount and debt issuance cost, related party	250,491	5,629,002
Total Long-term Liabilities	250,491	5,629,002
Total Liabilities	10,695,630	16,039,818

Commitments and contingencies

Stockholders’ Equity:
Common stock, $0.00001 par value; 300,000,000 shares authorized; 89,889,074 and 89,862,683 shares issued and outstanding, respectively	899	899
Additional paid in capital	18,980,276	18,817,800
Accumulated other comprehensive income	80,126	179,116
Accumulated deficit	(13,133,509)	(15,027,122)
Total stockholders’ equity	5,927,792	3,970,693
Total Liabilities and Stockholders’ Equity	$16,623,422	$20,010,511

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Synergy CHC Corp.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

	For the three months ended		For the nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenue	$7,364,546	$9,190,377	$23,170,222	$28,619,950
Cost of sales	2,490,444	2,945,389	6,638,481	8,500,057
Gross profit	4,874,102	6,244,988	16,531,741	20,119,893

Operating expenses
Selling and marketing	2,771,884	3,960,131	8,731,129	13,361,490
General and administrative	1,437,624	1,189,681	3,997,437	4,425,826
Depreciation and amortization	301,388	455,579	911,259	1,363,016
Total operating expenses	4,510,896	5,605,391	13,639,825	19,150,332

Income from operations	363,206	639,597	2,891,916	969,561

Other (income) expenses
Interest income	(105)	(50)	(329)	(121)
Interest expense	180,759	288,479	805,172	864,342
Other income	-	(27,674)	-	(27,674)
Remeasurement loss on translation of foreign subsidiary	101,289	66,353	112,551	197,674
Amortization of debt issuance cost	30,820	93,089	103,782	171,824

Total other expenses	312,763	420,197	1,021,176	1,206,045

Net income (loss) before income taxes	50,443	219,400	1,870,740	(236,484)
Income tax (benefit) expense	(57,421)	(126,190)	(22,873)	256,812
Net income (loss) after tax	$107,864	$345,590	$1,893,613	$(493,296)

Net income (loss) per share – basic	$0.00	$0.00	$0.02	$(0.01)
Net income (loss) per share – diluted	$0.00	$0.00	$0.02	$(0.01)

Weighted average common shares outstanding
Basic	89,889,044	89,862,683	89,881,223	89,862,683
Diluted	89,889,044	89,862,683	89,881,223	89,862,683

Comprehensive (loss) income:
Net income (loss)	107,864	345,590	1,893,613	(493,296)
Foreign currency translation adjustment	47,011	(17,578)	(98,990)	85,826
Comprehensive income (loss)	$154,875	$328,012	$1,794,623	$(407,470)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Synergy CHC Corp.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Common stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2017	89,862,683	$899	$18,376,801	$(77,989)	$(8,866,432)	$9,433,279

Fair value of vested stock options			119,617			119,617
Foreign currency translation gain				60,513		60,513

Net loss					(55,493)	(55,493)
Balance as of March 31, 2018	89,862,683	$899	$18,496,418	$(17,476)	$(8,921,928)	$9,557,913
Fair value of vested stock options			119,769			119,769
Foreign currency translation gain				42,891		42,891

Net loss					(783,393)	(783,393)
Balance as of June 30, 2018	89,862,683	$899	$18,616,187	$25,415	$(9,705,322)	$8,937,179
Fair value of vested stock options			(90,396)			(90,396)
Foreign currency translation gain				(17,577)		(17,577)

Net income					345,590	345,590
Balance as of September 30, 2018	89,862,683	$899	$18,525,791	$7,838	$(9,359,732)	$9,174,796

	Common stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2018	89,862,683	$899	$18,817,800	$179,116	$(15,027,122)	$3,970,693

Fair value of vested stock options			45,534			45,534
Foreign currency translation loss				(70,940)		(70,940)
Common stock issued for Per-fekt settlement	26,391		39,585			39,585
Net income					1,467,287	1,467,287
Balance as of March 31, 2019	89,889,074	$899	$18,902,919	$108,176	$(13,559,835)	$5,452,159

Fair value of vested stock options			38,679			38,679
Foreign currency translation loss				(75,061)		(75,061)
Net income					318,462	318,462
Balance as of June 30, 2019	89,889,074	$899	$18,941,597	$33,115	$(13,241,373)	$5,734,238
Fair value of vested stock options			38,679			38,679
Foreign currency translation gain				47,011		47,011
Net income					107,864	107,864
Balance as of September 30, 2019	89,889,074	$899	$18,980,276	$80,126	$(13,133,509)	$5,927,792

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Synergy CHC Corp.

Unaudited Condensed Consolidated Statements of Cash Flows

	For the nine months ended
	September 30, 2019	September 30, 2018
Cash Flows from Operating Activities
Net income (loss)	$1,893,613	$(493,296)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	911,259	1,363,016
Amortization of debt issuance cost	103,782	171,824
Stock based compensation expense	162,476	148,990
Remeasurement loss on translation of foreign subsidiary	112,551	197,674
Foreign currency transaction gain	(4,878)	(47,887)
Non cash implied interest	28,895	58,014
Changes in operating assets and liabilities:
Accounts receivable	2,556,095	2,309,350
Inventory	437,155	(539,438)
Other current assets	393,683	375,795
Accounts payable and accrued liabilities	(4,024,983)	(1,545,260)
Deferred revenue	(39,763)	44,983
Net cash provided by operating activities	2,529,885	2,043,765

Cash Flows from Investing Activities
Payments for acquisition of fixed assets	-	(129,087)
Payment for acquisition of domain name	-	(15,213)
Purchase of intangible assets	-	(50,000)
Net cash used in investing activities	-	(194,300)

Cash Flows from Financing Activities
Repayment of notes payable	(1,537,500)	(2,287,500)
Net cash used in financing activities	(1,537,500)	(2,287,500)

Effect of exchange rate on cash, cash equivalents and restricted cash	(98,990)	85,827

Net increase (decrease) in cash, cash equivalents and restricted cash	893,395	(352,208)

Cash, Cash Equivalents and restricted cash, beginning of period	595,916	2,094,685

Cash, Cash Equivalents and restricted cash, end of period	$1,489,311	$1,742,477

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$723,892	$983,130
Income taxes	$38,919	$224,114
Supplemental Disclosure of Non-cash Investing and Financing Activities:	$-	$-

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

Note 2 – Summary of Significant Accounting Policies

General

The accompanying condensed consolidated financial statements as of September 30, 2019 and December 31, 2018 and for the three and nine months ended September 30, 2019 and 2018 are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Rule S-X of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2018 and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2019.

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

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. As of September 30, 2019, the Company had no cash equivalents. The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (FDIC) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At September 30, 2019, the uninsured balance amounted to $981,699.

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows.

	September 30, 2019	December 31, 2018	September 30, 2018

Cash and cash equivalents	$1,389,311	$459,736	$1,605,381
Restricted cash	100,000	136,180	137,096
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$1,489,311	$595,916	$1,742,477

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

Intangible Assets

We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization except intellectual property of $1,450,000 acquired as part of an Asset Purchase Agreement entered into with Factor Nutrition Labs LLC on January 22, 2015, $10,000 acquired as part of an Asset Purchase Agreement entered into with Perfekt Beauty Holdings LLC and CDG Holdings, LLC on June 21, 2017 and $50,000 acquired as part of an Asset Purchase Agreement entered into with Cocowhite on May 22, 2018. Intangible assets are amortized on a straight line basis over the useful lives. During the year ended December 31, 2018, the Company fully impaired intangible assets related to Perfekt and Cocowhite and charged to operations impairment loss of $60,000. As of September 30, 2019, our qualitative analysis of intangible assets with indefinite lives did not indicate any impairment.

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

Indicators of impairment include significant underperformance relative to historical or projected future operating results, significant changes in our use of the assets or in our business strategy, loss of or changes in customer relationships and significant negative industry or economic trends. When indications of impairment arise for a particular asset or group of assets, we assess the future recoverability of the carrying value of the asset (or asset group) based on an undiscounted cash flow analysis. If carrying value exceeds projected, net, undiscounted cash flows, an additional analysis is performed to determine the fair value of the asset (or asset group), typically a discounted cash flow analysis, and an impairment charge is recorded for the excess of carrying value over fair value. However, as of December 31, 2018 our review of intangible assets related to two of our subsidiaries did indicate that the carrying amount of the asset may not be recoverable. During the year ended December 31, 2018, the Company fully impaired related intangible assets and charged to operations impairment loss of $864,067. As of September 30, 2019, our qualitative analysis of long-lived assets did not indicate any impairment.

Goodwill

An asset purchase is accounted for under the purchase method of accounting. Under that method, assets and liabilities of the business acquired are recorded at their estimated fair values as of the date of the acquisition, with any excess of the cost of the acquisition over the estimated fair value of the net tangible and intangible assets acquired recorded as goodwill. As of September 30, 2019, our qualitative analysis of goodwill did not indicate any impairment.

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

Contract Costs

Costs incurred to obtain a contract are capitalized unless short term in nature. As a practical expedient, costs to obtain a contract that are short term in nature are expensed as incurred. The Company does not have any contract costs capitalized as of September 30, 2019.

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

Accounts receivable

Accounts receivable are generally unsecured. The Company establishes an allowance for doubtful accounts receivable based on the age of outstanding invoices and management’s evaluation of collectability. Accounts are written off after all reasonable collection efforts have been exhausted and management concludes that likelihood of collection is remote. Any future recoveries are applied against the allowance for doubtful accounts. As of both September 30, 2019 and December 31, 2018, allowance for doubtful accounts was $0.

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

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under ASC subtopic 260-10, Earnings Per Share. Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted earnings per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock (using the “treasury stock” method), unless their effect on net loss per share is anti-dilutive. As of September 30, 2019, and 2018, options to purchase 6,166,667 and 7,166,667 shares of common stock, respectively, were outstanding. As of September 30, 2018, warrants to purchase 1,000,000 shares of common stock were outstanding.

The following is a reconciliation of the number of shares used in the calculation of basic earnings per share and diluted earnings per share for the three and nine months ended September 30, 2019, and 2018:

	For the three months ended		For the nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Net income (loss) after tax	$107,864	$345,590	$1,893,613	$(493,296)

Weighted average common shares outstanding	89,889,044	89,862,683	89,881,223	89,862,683
Incremental shares from the assumed exercise of dilutive stock options	-	-	-	-
Incremental shares from the assumed exercise of dilutive stock warrants	-	-	-	-
Dilutive potential common shares	89,889,044	89,862,683	89,881,223	89,862,683

Net earnings (loss) per share:
Basic	$0.00	$0.00	$0.02	$(0.01)
Diluted	$0.00	$0.00	$0.02	$(0.01)

The following securities were not included in the computation of diluted net earnings per share as their effect would have been antidilutive:

	2019	2018

Options to purchase common stock	6,166,667	7,166,667
Warrants to purchase common stock	-	1,000,000
	6,166,667	8,166,667

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

As of September 30, 2019, the Company has determined that there were no assets or liabilities measured at fair value.

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

The exchange rates used to translate amounts in AUD and CAD into USD for the purposes of preparing the consolidated financial statements were as follows:

Balance sheet:

	September 30, 2019	December 31, 2018
Period-end AUD: USD exchange rate	$0.6746	$0.7046
Period-end CAD: USD exchange rate	$0.7551	$0.7330

Income statement:

	September 30, 2019	September 30, 2018
Average Quarterly AUD: USD exchange rate	$0.6994	$0.7579
Average Quarterly CAD: USD exchange rate	$0.7524	$0.7768

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

Presentation of Financial Statements – Going Concern

Going Concern Evaluation

In connection with preparing unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2019, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the financial statements are issued.

The Company considered the following:

● At September 30, 2019, the Company had an accumulated deficit of $13,133,509.

● At September 30, 2019, the Company had working capital deficit of $3,980,990.

● Revenue decline in 2019 as compared to 2018 of $5,449,728.

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

● In 2019, the Company repaid $1,537,500 of loans.

● The Company generated net income of $107,864 for the three months ended September 30, 2019 and $1,893,613 for the nine months ended September 30, 2019.

● In 2019, the Company has generated $2,529,885 of cash from operating activities.

● Working capital deficit of $3,980,990 at September 30, 2019, includes loans payable to related party of $5,937,576, payables to related party of $370,939 and deferred revenue of $9,947.

● The Company has line of credit facility of $20 million available from its current lender for future mergers and acquisition.

Management concluded that above factors alleviate doubts about the Company’s ability to generate enough cash from operations and other available sources to satisfy its obligations for the next twelve months from the issuance date.

The Company will take the following actions if it starts to trend unfavorably to its internal profitability and cash flow projections, in order to mitigate conditions or events that would raise substantial doubt about its ability to continue as a going concern:

● Raise additional capital through line of credit and/or loan financing for future mergers and acquisition.

● Implement additional restructuring and cost reductions.

● Raise additional capital through a private placement.

As of November 14, 2019 and September 30, 2019, the Company had $684,916 and $1,489,311, respectively, in cash and cash equivalents.

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

The carrying value of inventory consisted of the following:

	September 30, 2019	December 31, 2018
Finished goods	$1,825,086	$1,956,942
Components	290,056	441,282
Inventory in transit	101,980	256,051
Raw materials	16,030	16,030
Total inventory	$2,233,152	$2,670,305

On January 22, 2015, inventory was pledged to Knight Therapeutics under the Loan Agreement (see note 10).

Note 4 – Accounts Receivable

Accounts receivable, net of allowances for sales returns and doubtful accounts, consisted of the following:

	September 30, 2019	December 31, 2018
Trade accounts receivable	$1,902,130	$4,458,225
Less allowances	-	-
Total accounts receivable, net	$1,902,130	$4,458,225

Note 5 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30, 2019	December 31, 2018
Advances for inventory	$14,571	$25,170
Media production	-	20,791
Insurance	29,183	13,302
Deposits	10,257	45,144
Trademarks	19,707	78,826
Rent	86,354	103,912
Promotion	114,018	342,220
License agreement	-	58,333
Software subscriptions	48,962	34,440
Rebranding	7,415	40,783
Clinical research	23,745	35,617
Miscellaneous	33,286	30,309
Related party receivables	9,467	-
Capital asset deposit	38,200	-
Total	$435,165	$828,847

Note 6 – Concentration of Credit Risk

Cash and cash equivalents

The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (FDIC) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At September 30, 2019 and December 31, 2018, the uninsured balances amounted to $981,699 and $162,729, respectively.

Accounts receivable

As of September 30, 2019, three customers accounted for 57% of the Company’s accounts receivable. As of December 31, 2018, three customers accounted for 83% of the Company’s accounts receivable.

Major customers

For the nine months ended September 30, 2019, two customers accounted for approximately 47% of the Company’s net revenue. For the three months ended September 30, 2019, two customers accounted for approximately 58% of the Company’s net revenue. For the nine months ended September 30, 2018, three customers accounted for approximately 50% of the Company’s net revenue. For the three months ended September 30, 2018, two customers accounted for approximately 58% of the Company’s net revenue. For the year ended December 31, 2018, two customers accounted for approximately 41% of the Company’s net revenues. Substantially all of the Company’s business is with companies in the United States.

Accounts payable

As of September 30, 2019 and December 31, 2018, two vendors accounted for 73% and 77%, respectively, of the Company’s accounts payable.

Major suppliers

For the nine months ended September 30, 2019, two suppliers accounted for approximately 39% of the Company’s purchases. For the nine months ended September 30, 2018, three suppliers accounted for approximately 49% of the Company’s purchases. For the three months ended September 30, 2019, two suppliers accounted for approximately 46% of the Company’s purchases. For the three months ended September 30, 2018, two suppliers accounted for approximately 48% of the Company’s purchases. Substantially all of the Company’s business is with suppliers in the United States.

Note 7 – Fixed Assets and Intangible Assets

As of September 30, 2019, and December 31, 2018, fixed assets and intangible assets consisted of the following:

	September 30, 2019	December 31, 2018

Property and equipment	$566,445	$566,445
Less accumulated depreciation	(400,163)	(296,674)
Fixed assets, net	$166,282	$269,771

Depreciation expense for the three months ended September 30, 2019 and 2018 was $31,166 and $38,299, respectively. Depreciation expense for the nine months ended September 30, 2019 and 2018 was $103,489 and $114,461, respectively.

	September 30, 2019	December 31, 2018

FOCUS factor intellectual property	$1,450,000	$1,450,000
Perfekt intellectual property	-	10,000
Cocowhite intellectual property	-	50,000
Intangible assets subject to amortization	5,388,230	7,150,165
Less accumulated amortization	(4,638,479)	(4,728,576)
Less accumulated impairment	-	(924,068)
Intangible assets, net	$2,199,751	$3,007,521

Amortization expense for the three months ended September 30, 2019 and 2018 was $270,222 and $417,280, respectively. Amortization expense for the nine months ended September 30, 2019 and 2018 was $807,770 and $1,248,555, respectively. These intangible assets were acquired through an Asset Purchase Agreement and Stock Purchase Agreements.

Note 8 – Related Party Transactions

The Company accrued and paid consulting fees of $57,917 per month and management fees of $129,478 to a company owned by Mr. Jack Ross, Chief Executive Officer of the Company. The Company expensed $226,515 during the three months ended September 30, 2019 and $650,728 during the nine months ended September 30, 2019. As of September 30, 2019, the total outstanding balance was $0 for consulting fees and reimbursements.

On June 26, 2015, the Company entered into a Security Agreement with Knight Therapeutics, Inc., through its wholly owned subsidiary Neuragen Corp., for the purchase of Knight Therapeutics, Inc.’s assets. At September 30, 2019, the Company owed Knight $487,500 in relation to this agreement (see Note 10). The Company recorded present value of future payments of $263,546 and $272,151 as of September 30, 2019 and December 31, 2018, respectively.

On August 18, 2015, the Company entered into a Consulting Agreement with Kara Harshbarger, the co-founder of Hand MD, LLC, pursuant to which she will provide marketing and sales related service. The Company pays Ms. Harshbarger $10,000 a month for one year unless the Consulting Agreement is terminated earlier by either party. The Company has extended this agreement on a month to month basis. Hand MD, LLC is a 50% owner in Hand MD Corp. The Company expensed $30,000 through payroll for the three months ended September 30, 2019 and $90,000 for the nine months ended September 30, 2019. As of September 30, 2019, the total outstanding balance was $0.

On August 9, 2017, the Company entered into a Loan Agreement with Knight Therapeutics (Barbados) Inc., a related party, for a working capital loan. At September 30, 2019, the Company owed Knight $5,924,522 on this loan, net of debt issuance cost (see Note 10).

On December 23, 2016, we entered into an agreement with Knight Therapeutics for the distribution rights of FOCUSFactor in Canada. In conjunction with this agreement, we are required to pay Knight a distribution fee equal to 30% of gross sales for sales achieved through a direct sales channel and 5% of gross sales for sales achieved through retail sales. The minimum due to Knight under this agreement is $100,000 Canadian dollars. As of September 30, 2019, the total outstanding balance was $200,000 Canadian dollars (approximately $152,834 USD).

On December 23, 2016, we entered into an agreement with Knight Therapeutics for the distribution rights of Hand MD into Canada. In conjunction with this agreement, we are required to pay Knight a distribution fee equal to 60% of gross sales for sales achieved through a direct sales channel until the sales in the calendar year equal the threshold amount and then 40% of all such gross sales in such calendar year in excess of the threshold amount and 5% of gross sales for sales achieved through retail sales. The minimum due to Knight under this agreement is $25,000 Canadian dollars. As of September 30, 2019, the total outstanding balance was $25,000 Canadian dollars (approximately $18,325 USD).

The Company expensed royalty of $36,082 during the three months ended September 30, 2019 and $175,391 during the nine months ended September 30, 2019. At September 30, 2019 NomadChoice Pty Ltd., a subsidiary of the Company, owed Knight Therapeutics $36,082 in connection with a royalty distribution agreement.

The Company expensed royalty of $1,067 during the three months ended September 30, 2019 and $4,252 for the nine months ended September 30, 2019. At September 30, 2019 the Company owed Knight Therapeutics $1,067 in connection with a royalty distribution agreement for Sneaky Vaunt.

The Company expensed commissions of $0 during the three months ended September 30, 2019 and $9,065 for the nine months ended September 30, 2019. At September 30, 2019, the Company owed Founded Ventures, owned by a shareholder in the Company, $0 in connection with a commission agreement for Sneaky Vaunt.

The Company expensed commissions of $0 during the three months ended September 30, 2019 and $644 for the nine months ended September 30, 2019. At September 30, 2019, the Company owed Founded Ventures $0 in connection with a commission agreement for The Queen Pegasus.

The Company paid $6,180 during the three months ended September 30, 2019 and $14,801 for the nine months ended September 30, 2019 to Hand MD, Corp, related to a royalty agreement. At September 30, 2019, the Company owed Hand MD Corp. $0 in minimum future royalties.

Note 9 – Accounts Payable and Accrued Liabilities

As of September 30, 2019, and December 31, 2018, accounts payable and accrued liabilities consisted of the following:

	September 30, 2019	December 31, 2018
Accrued payroll	$243,730	$217,069
Legal fees	116,769	71,236
Commissions	255,170	134,784
Manufacturers	2,529,037	3,898,896
Promotions	140,359	1,262,503
Returns allowance	-	850,627
Accounting fees	97,714	104,198
Rent	-	61,738
Customers	1,800	76,617
Interest	49,306	-
Royalties, related party	191,211	304,434
Warehousing	11,106	64,289
Sales taxes	302,870	180,222
Taxes	-	178,069
Severance Accrual	270,333	506,250
Related Party Reimbursements	131,650	178,825
Others	156,561	307,463
Total	$4,497,616	$8,397,220

Note 10 – Notes Payable

The Company’s loans payable at September 30, 2019 and December 31, 2018 are as follows:

	September 30, 2019	December 31, 2018

Loans payable	$6,263,545	$7,772,150
Unamortized debt issuance cost	(75,478)	(179,261)
Total	6,188,067	7,592,889
Less: Current portion	(5,937,576)	(1,963,887)
Long-term portion	$250,491	$5,629,002

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

The Company recorded present value of future payments of $263,546 and $272,151 as of September 30, 2019 and December 31, 2018, respectively. The Company recorded imputed interest expense of $9,526 for the three months ended September 30, 2019 and $28,896 for the nine months ended September 30, 2019.

During the three and nine months ended September 30, 2019, the Company made payments of $12,500 and $37,500, respectively, in connection with this Security Agreement.

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

We have met all the covenants except for the TTM EBITDA of $5 million during the period ending March 31, 2018. Default Interest rate of 5% (from 10.5% to 15.5%) applies in accordance to our current agreement and will be in effect starting April 1, 2018 and will be in effect until the $5 million TTM EDITDA covenant is achieved. When we entered into Loan Amendment Agreement on May 14, 2018, the interest rate was reduced to 13% due to reducing payroll expenses. Also, Synergy will maintain Focus Factor Net Sales as measured on a year-end basis of at least USD $15 million for each fiscal year starting with December 31, 2017.

We have amended our covenants under our loan agreement on March 27, 2019 and are currently in compliance with all covenants. The new covenants are as follows: we will maintain a minimum EBITDA of $1,900,000 for the twelve months ending on December 31, 2018, $2,500,000 for the twelve months ending March 31, 2019, $3,500,000 for the twelve months ending September 30, 2019 and $5,000,000 for the twelve months period ending on last day of each fiscal quarters thereafter. We shall maintain a net debt to TTM EBITDA ratio of no more than 8:1 for the twelve month period ending on December 31, 2018 until March 31, 2019 and shall maintain a net debt to TTM EBITDA ratio of no more than 6:1 thereafter. We shall maintain at all times a positive cash balance of $575,000 for the three month period ending December 31, 2018, $750,000 for the three month period ending March 31, 2019 and $1,000,000 thereafter. The default interest rate of 2.5% applies (from 13% to 15.5%) in accordance to our current agreement and will be in effect from October 1, 2018 to June 30, 2019. Effective June 30, 2019 the interest rate referred back to 10.5%.

The Company also recorded deferred financing costs of $452,869 with respect to the above loan. The Company recognized amortization of deferred financing costs of $30,820 and $103,782 during the three and nine months ended September 30, 2019, respectively. Unamortized debt issuance cost as of September 30, 2019 amounted to $75,478.

The Company recognized interest expense of $166,833 and paid $166,833 during the three months ended September 30, 2019 and $759,069 and paid $709,763 during the nine months ended September 30, 2019. Accrued interest was $49,306 as of September 30, 2019. The loan balance at September 30, 2019 was $6,000,000.

Note 11 – Stockholders’ Equity

The total number of shares of all classes of capital stock which the Company is authorized to issue is 300,000,000 shares of common stock with $0.00001 par value.

During the nine months ended September 30, 2019, the Company issued 26,391 shares of its common stock valued at $39,585 in full and final settlement on the Perfekt transaction.

As of September 30, 2019 and December 31, 2018, there were 89,889,074 and 89,862,683, respectively, shares of the Company’s common stock issued and outstanding.

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

The Company granted Mr. McCullough an option to purchase 1,000,000 shares of the Company’s common stock (the “Option Grant”). The Option Grant vests in three (3) equal annual installments on the first three anniversaries of Mr. McCullough’s start date with the Company, provided that Mr. McCullough remains employed by the Company on each such date. The Option Grant was granted under the Company’s 2014 Stock Incentive Plan pursuant to a stock grant agreement between the Company and Mr. McCullough.

Other Commitments

During the nine months ended September 30, 2019 the Company received a 60 day Proposition 65 letter that one of its products did not have California’s Proposition 65 label. The Company has settled the matter and made a one-time payment of $85,000 in full satisfaction of the matter.

Note 13 – Stock Options

The following table summarizes the options outstanding, option exercisability and the related prices for the shares of the Company’s common stock issued to employees and consultants under the Plan at September 30, 2019:

	Options Outstanding			Options Exercisable
Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
$0.25 - $0.70	6,166,667	5.8	$0.54	5,750,000	$0.53

The stock option activity for the nine months ended September 30, 2019 is as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2018	7,166,667	$0.50
Granted	-	-
Exercised	-	-
Expired or canceled	(1,000,000)	0.25
Outstanding at September 30, 2019	6,166,667	$0.54

Stock-based compensation expense related to vested options was $38,679 and $122,891 during the three and nine months ended September 30, 2019, respectively, which is a component of general and administrative expense in the statement of income. The Company determined the value of share-based compensation for options vesting during the period using the Black-Scholes fair value option-pricing model with the following weighted average assumptions: estimated fair value of Company’s common stock of $0.48-0.50, risk-free interest rate of 1.95-1.99%, volatility of 116-117%, expected lives of 10 years, and dividend yield of 0%. Stock options outstanding as of September 30, 2019, as disclosed in the above table, have an intrinsic value of $0. As of September 30, 2019, unamortized stock-based compensation costs related to options was $167,608, and will be recognized over a period of 1 year.

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

Net sales attributed to customers in the United States and foreign countries for the three months ended September 30, 2019 and 2018 were as follows:

	September 30, 2019	September 30, 2018
United States	$6,785,123	$8,944,970
Foreign countries	579,423	245,407
	$7,364,546	$9,190,377

Foreign countries primarily consist of Australia and Canada.

The Company’s net sales by product group for the three months ended September 30, 2019 and 2018 were as follows:

	September 30, 2019	September 30, 2018
Nutraceuticals	$7,094,211	$8,540,044
Over the Counter (OTC)	9,055	125,878
Consumer Goods	224,724	260,027
Cosmeceuticals	36,556	264,428
	$7,364,546	$9,190,377

(1) Net sales for any other product group of similar products are less than 10% of consolidated net sales.

The Company’s net sales by major sales channel for the three months ended September 30, 2019 and 2018 were as follows:

	September 30, 2019	September 30, 2018
Online	$2,318,455	$4,902,161
Retail	5,046,091	4,288,216
	$7,364,546	$9,190,377

Net sales attributed to customers in the United States and foreign countries for the nine months ended September 30, 2019 and 2018 were as follows:

	September 30, 2019	September 30, 2018
United States	$21,377,182	$27,215,818
Foreign countries	1,793,040	1,404,132
	$23,170,222	$28,619,950

The Company’s net sales by product group for the nine months ended September 30, 2019 and 2018 were as follows:

	September 30, 2019	September 30, 2018
Nutraceuticals	$22,151,047	$26,450,312
Over the Counter (OTC)	38,121	459,980
Consumer Goods	576,754	822,959
Cosmeceuticals	404,300	886,699
	$23,170,222	$28,619,950

(1) Net sales for any other product group of similar products are less than 10% of consolidated net sales.

The Company’s net sales by major sales channel for the nine months ended September 30, 2019 and 2018 were as follows:

	September 30, 2019	September 30, 2018
Online	$8,841,272	$13,926,758
Retail	14,328,950	14,693,192
	$23,170,222	$28,619,950

Long-lived assets (net) attributable to operations in the United States and foreign countries as of September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019	December 31, 2018
United States	$10,150,670	$11,058,528
Foreign countries	8,603	12,004
	$10,159,273	$11,070,532

Note 15 – Income Taxes

Income tax (benefit) expense was ($57,421) and ($22,873) for the three and nine months ended September 30, 2019, respectively, compared to ($126,190) and $256,812, respectively, for the same periods in 2018. The current provision is attributable to Australian operations and the current tax rate in effect in that country.

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

The Company has not recorded the necessary provisional adjustments in the financial statements in accordance with its current understanding of the TCJA and guidance currently available as of this filing. The Company is reviewing the TCJA’s potential ramifications.

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

The Company has not filed its State & Local Income/Franchise tax returns in States it is required to file for the last few years, so such returns and liability remain open, but the Company does not believe such amounts are material

Note 16 – Subsequent Events

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Synergy for the three and nine months ended September 30, 2019 and 2018, should be read in conjunction with the unaudited condensed consolidated financial statements of Synergy, and the notes to those unaudited condensed consolidated financial statements that are included elsewhere in this Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the caption, “Cautionary Notice Regarding Forward-Looking Statements” and the “Business” section in our Form 10-K filed on March 29, 2019. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

For the three months ended September 30, 2019
Net income after tax	$107,864
Interest income	(105)
Interest expense	180,759
Taxes	(57,421)
Depreciation	31,166
Amortization	301,042
EBITDA	$563,305
Stock-based compensation	38,679
One-time expenses	116,194
Loss on foreign currency translation and transaction	69,097
Adjusted EBITDA	$787,275

For the nine months ended September 30, 2019
Net income after taxes	$1,893,613
Interest income	(329)
Interest expense	805,172
Taxes	(22,873)
Depreciation	103,489
Amortization	911,552
EBITDA	$3,690,624
Stock-based compensation	162,476
One-time expenses	325,189
Loss on foreign currency translation and transaction	107,673
Adjusted EBITDA	$4,285,962

EBITDA and Adjusted EBITDA are considered non-GAAP financial measures. EBITDA represents earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA represents EBITDA, further adjusted to exclude the impact of certain expenses and transactions that we believe are not representative of our core operating results, including stock-based compensation; one-time expenses; and the gain on foreign currency translation and transaction. The Company’s definitions of EBITDA and adjusted EBITDA might not be comparable to similarly titled measures reported by other companies.

Results of Operations for the Three months Ended September 30, 2019 and 2018

Revenue

For the three months ended September 30, 2019, we had revenue of $7,364,546 from sales of our products, as compared to revenue of $9,190,377 for the same period in 2018. We had a decrease in Nutraceuticals in 2019 as compared to 2018 due to not overspending on marketing. We had a decrease in Over the Counter in 2019 as compared to 2018 due to an out of stock product. We had a decrease in Consumer Goods in 2019 as compared to 2018 due to a shift in business focus. We had a decrease in Cosmeceuticals in 2019 as compared to 2018 due to a shift in business focus. The revenue is comprised of the following categories:

	September 30, 2019	September 30, 2018
Nutraceuticals	$7,094,211	$8,540,044
Over the Counter (OTC)	9,055	125,878
Consumer Goods	224,724	260,027
Cosmeceuticals	36,556	264,428
	$7,364,546	$9,190,377

Cost of Revenue

For the three months ended September 30, 2019, our cost of revenue was $2,490,444. Our cost of revenue for the three months ended September 30, 2018, was $2,945,389. We had a decrease in Nutraceuticals in 2019 as compared to 2018 due to lower sales and a different mix of products being sold. We had a decrease in Over the Counter in 2019 as compared to 2018 due to an out of stock product. We had a decrease in Consumer Goods in 2019 as compared to 2018 due to a decrease in revenue. We had a decrease in Cosmeceuticals in 2019 as compared to 2018 due to a decrease in revenue. The cost of revenue is comprised of the following categories:

	September 30, 2019	September 30, 2018
Nutraceuticals	$2,469,205	$2,850,628
Over the Counter (OTC)	-	23,906
Consumer Goods	12,040	33,481
Cosmeceuticals	9,199	37,374
	$2,490,444	$2,945,389

Gross Profit

Gross profit was $4,874,102, or 66% for the three months ended September 30, 2019, as compared to gross profit of $6,244,988, or 68% for the same period in 2018, a decrease of $1,370,886, or 22%. The decrease in gross profit margin is directly related to the mix of products being sold.

Operating Expenses

Selling and Marketing Expenses

For the three months ended September 30, 2019, our selling and marketing expenses were $2,771,884 as compared to $3,960,131 for the same period in 2018, which is primarily due to decreased personnel in our advertising and marketing departments and decreased advertising.

General and Administrative Expenses

For the three months ended September 30, 2019, our general and administrative expenses were $1,437,624. For the three months ended September 30, 2018, our general and administrative expenses were $1,189,681. The increase is primarily due to one-time expenses and listing fees.

Depreciation and Amortization Expenses

For the three months ended September 30, 2019, our depreciation and amortization expenses were $301,388 as compared to $455,579 for the same period in 2018. The decrease is due to the impairment of assets owned at the end of 2018.

Other Income and Expenses

For the three months ended September 30, 2019 and 2018 we had other (income) and expense items of the following:

	Three months ended September 30, 2019	Three months ended September 30, 2018
Interest income	$(105)	$(50)
Interest expense	180,759	288,479
Other income	-	(27,674)
Remeasurement loss on translation of foreign subsidiary	101,289	66,353
Amortization of debt issuance cost	30,820	93,089
Total other expense	$312,763	$420,197

For the three months ended September 30, 2019, we had interest expense of $180,759 as compared to $288,479 for the same period in 2018. The decrease was due to decrease in the interest rate of one of the loans from 13% to 10.5% offset by repayment of certain other indebtedness.

Net Income

For the three months ended September 30, 2019, our net income was $107,864 as compared to a net income of $345,590 for the same period in 2018.

Results of Operations for the Nine months Ended September 30, 2019 and 2018

Revenue

For the nine months ended September 30, 2019, we had revenue of $23,170,222 from sales of our products, as compared to revenue of $28,619,950 for the same period in 2018. We had a decrease in Nutraceuticals in 2019 as compared to 2018 due to not overspending on marketing. We had a decrease in Over the Counter in 2019 as compared to 2018 due to an out of stock product. We had a decrease in Consumer Goods in 2019 as compared to 2018 due to a shift in business focus. We had an decrease in Cosmeceuticals in 2019 as compared to 2018 due to a shift in business focus. The revenue is comprised of the following categories:

	September 30, 2019	September 30, 2018
Nutraceuticals	$22,151,047	$26,450,312
Over the Counter (OTC)	38,121	459,980
Consumer Goods	576,754	822,959
Cosmeceuticals	404,300	886,699
	$23,170,222	$28,619,950

Cost of Revenue

For the nine months ended September 30, 2019, our cost of revenue was $6,638,481. Our cost of revenue for the nine months ended September 30, 2018, was $8,500,057. We had a decrease in Nutraceuticals in 2019 as compared to 2018 due to lower sales and a different mix of products being sold. We had a decrease in Over the Counter in 2019 as compared to 2018 due to an out of stock product. We had a decrease in Consumer Goods in 2019 as compared to 2018 due to a decrease in revenue. We had a decrease in Cosmeceuticals in 2019 as compared to 2018 due to decreased revenue. The cost of revenue is comprised of the following categories:

	September 30, 2019	September 30, 2018
Nutraceuticals	$6,512,546	$8,178,988
Over the Counter (OTC)	-	71,076
Consumer Goods	44,063	91,479
Cosmeceuticals	81,872	158,514
	$6,638,481	$8,500,057

Gross Profit

Gross profit was $16,531,741, or 71% for the nine months ended September 30, 2019, as compared to gross profit of $20,119,893, or 70% for the same period in 2018, a decrease of $3,588,152, or 18%. The increase in gross profit margin is directly related to the mix of products being sold.

Operating Expenses

Selling and Marketing Expenses

For the nine months ended September 30, 2019, our selling and marketing expenses were $8,731,129 as compared to $13,361,490 for the same period in 2018, which is primarily due to decreased personnel in our advertising and marketing departments and decreased advertising.

General and Administrative Expenses

For the nine months ended September 30, 2019, our general and administrative expenses were $3,997,437. For the nine months ended September 30, 2018, our general and administrative expenses were $4,425,826. The decrease is primarily due to better management of operating costs.

Depreciation and Amortization Expenses

For the nine months ended September 30, 2019, our depreciation and amortization expenses were $911,259 as compared to $1,363,016 for the same period in 2018. The decrease is due to the impairment of intangible assets in 2018.

Other Income and Expenses

For the nine months ended September 30, 2019 and 2018 we had other (income) and expense items of the following:

	Nine months ended September 30, 2019	Nine months ended September 30, 2018
Interest income	$(329)	$(121)
Interest expense	805,172	864,342
Other income	-	(27,674)
Remeasurement loss on translation of foreign subsidiary	112,551	197,674
Amortization of debt issuance cost	103,782	171,824
Total other expense	$1,021,176	$1,206,045

For the nine months ended September 30, 2019, we had interest expense of $805,172 as compared to $864,342 for the same period in 2018. The decrease was due to decrease in the interest rate of one of our loans from 13% to 10% offset by repayment of certain other indebtedness.

Net Income (Loss)

For the nine months ended September 30, 2019, our net income was $1,893,613 as compared to a net loss of $(493,296) for the same period in 2018.

Liquidity and Capital Resources

Overview

As of September 30, 2019, we had $1,389,311 cash on hand and a $3,980,990 working capital deficit, which includes a balloon payment on our loan of $4,500,000. In addition, we also had restricted cash of $100,000 which is held for credit card collateral.

Nine months ended September 30, 2019 and 2018

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2019 was $2,529,885, compared to $2,043,765 for the same period in 2018. This increase in net cash provided by operating activities for the nine months ended September 30, 2019 was primarily attributable to having net income, a decrease in accounts payable and accrued expenses and fewer inventory purchases.

The $2,529,885 consists of our net income of $1,893,613 adjusted by:

Amortization of debt issuance cost	$103,782
Depreciation and amortization	911,259
Stock based compensation	162,476
Non cash implied interest	28,895
Remeasurement loss on translation of foreign subsidiary	112,551
Foreign currency transaction gain	(4,878)
Decrease in accounts receivable	2,556,095
Decrease in inventory	437,155
Decrease in other current assets	393,683
Decrease in deferred revenue	(39,763)
Decrease in accounts payable and accrued expenses	(4,024,983)

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2019 was $0, compared to net cash used of $194,300 for the same period in 2018. The decrease in cash used in investing activities during 2019 is attributable to the purchase of assets in 2018.

Net Cash Used in Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2019 was $1,537,500, compared to net cash used of $2,287,500 for the same period in 2018. This is attributable to the payoff of a loan in 2018.

Repayment of notes payable	$(1,537,500)

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer), who is also our Chief Financial Officer (principal financial officer), reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and concluded that as of September 30, 2019, (i) the Company’s disclosure controls and procedures were not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”), and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Signatures	Title	Date

/s/ Jack Ross	Chief Executive Officer	November 14, 2019
Jack Ross	Chief Financial Officer

