Form 10-K
period 2019-12-31
Synergy CHC Corp.
filed 2020-04-29
CIK 1562733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

Commission file number: 000-55098

Synergy CHC Corp.

(Exact name of registrant as specified in its charter)

Nevada	99-0379440
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

865 Spring St.

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

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2019 was approximately $5.4 million based upon the closing price of the common stock as quoted by the Over-the-Counter Bulletin Board (the “OTC Bulletin Board”)

As of April 7, 2020, there were 89,889,074 shares of the registrant’s common stock, par value $0.00001 per share, outstanding.

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

2019 Fiscal Year Developments

During 2019 we focused on development and line extensions within our existing brands. We developed product extensions and expanded into new markets.

Description of the Business

FOCUSfactor is sold at America’s leading retailers such as Costco, Walmart, Amazon.com, Walgreens, CVS, The Vitamin Shoppe and online at www.focusfactor.com. FOCUSfactor is a brain-health nutritional supplement that includes a proprietary blend of brain supporting vitamins, minerals, antioxidants and other nutrients. In December 2012, the United States Patent and Trademark Office issued US Patent 8,329,227 covering FOCUSfactor’s proprietary formulation “for enhanced mental function.” The issuance of the patent marked one of the few times a patent has been issued for a nationally branded nutritional supplement. FOCUSfactor is clinically tested with results demonstrating improvements in focus, concentration and memory in healthy adults. FOCUSfactor is a material product to our revenue base, representing 64% of revenue.

The Flat Tummy brand consists of multiple products and accessories including tea, shakes, lollipops, supplements, apparel, a mobile App and exercise accessories. Flat Tummy products are sold online at www.flattummyco.com, Amazon.com, CVS and at The Vitamin Shoppe. The Flat Tummy brand is a material product to our revenue base, representing 32% of revenue.

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

Products

Current Products

FLATTUMMY TEA
ACTIVATE AM
FLATTUMMY TEA
CLEANSE PM
FT FOUR
FLATTUMMY TEA

FLAT TUMMY
SHAKES
MEAL REPLACEMENT
FOUR WEEK PROGRAM
Vanilla Pod Flavor

FLATTUMMY
LOLLIPOPS

NEURAGEN
NEURAGEN
Pain Relief Rubbing Oil

Sneaky Vaunt

HAND MD
HAND MD
HAND MD

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

Commercialization

We are highly dependent on two retailers for the sale of our retail products: Costco Wholesale Corporation and Sam’s West, Inc./Walmart (a/k/a Sam’s Club), which comprise 78% of our net revenue for retail sales of our products. We intend to diversify our sales network and generate revenue by selling our consumer-ready products to retailers across North America, which retailers may then sell to end consumers through retail distribution channels. We also sell direct to wholesalers and distributors at a reduced cost as a means to grow our revenue base quickly and to penetrate the market more effectively.

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

In addition to this intellectual property, we also rely on our proprietary knowledge and ongoing technological innovation to develop a competitive position in the market for our products. Each of these patents, patent applications, and know-how are integral to the conduct of our business, the loss of any of which could have a material adverse effect on our business.

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

Employees

As of April 13, 2020, we had 36 full-time employees. We intend to grow our employee base in response to the demands and requirements of the business. We believe that the employer-employee relationships in our Company are positive. We have no labor union contracts.

Impact of COVID-19

The recent outbreak of COVID-19, which has been declared by the World Health Organization to be a pandemic, has spread across the globe and is impacting worldwide economic activity. A pandemic, including COVID-19, or other public health epidemic poses the risk that the Company or its employees, suppliers, and other partners may be prevented from conducting business activities at full capacity for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. While it is not possible at this time to estimate the impact that COVID-19 could have on the Company’s business, the continued spread of COVID-19 and the measures taken by the governments of countries affected and in which the Company operates could disrupt the operation of the Company’s business. The COVID-19 outbreak and mitigation measures may also have an adverse impact on global economic conditions, which could have an adverse effect on the Company’s business and financial condition, including on its potential to conduct financings on terms acceptable to the Company, if at all. In addition, the Company may take temporary precautionary measures intended to help minimize the risk of the virus to its employees, including temporarily requiring all employees to work remotely, and discouraging employee attendance at in-person work-related meetings, which could negatively affect the Company’s business. The extent to which the COVID-19 outbreak impacts the Company’s results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

Available Information

Our website address is https://synergychc.com/. We do not intend our website address to be an active link or to otherwise incorporate by reference the contents of the website into this Report. The U.S. Securities and Exchange Commission (the “SEC”) maintains an Internet website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES

The following table describes our principal properties leased as of April 13, 2020:

Purpose	Location	Square Footage
Technology Center (1)	Halifax, NS	8,500
Main Office (2)	Westbrook, ME	3,510

(1) Monthly rental payments are $22,086 CDN per month on a month to month basis.

(2) Monthly rental payments are $4,290 per month on a month to month basis.

ITEM 3. LEGAL PROCEEDINGS

During March 2019 we received a 60 day Proposition 65 letter that one of our products did not have California’s Proposition 65 label. We settled the matter and made a one-time payment of $85,000 in full satisfaction of the matter.

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

Quarter Ended	High	Low
December 31, 2019	$0.19	$0.05
September 30, 2019	$0.27	$0.15
June 30, 2019	$0.29	$0.15
March 31, 2019	$0.24	$0.14
December 31, 2018	$0.27	$0.10
September 30, 2018	$0.35	$0.26
June 30, 2018	$0.40	$0.29
March 31, 2018	$0.49	$0.30

Shareholders

As of April 7, 2020, we had 37 shareholders of record of our common stock.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

There were no unregistered sales of the Company’s equity securities during the period from January 1, 2019 to December 31, 2019 that were not otherwise disclosed in a Current Report on Form 8-K.

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

December 31, 2019
Net loss	$(9,207,447)
Interest income	(414)
Interest expense	981,105
Taxes	131,537
Depreciation	133,873
Amortization	1,208,816
Impairment of intangible assets	9,715,137
EBITDA	$2,962,607
Stock-based compensation	201,155
One-time expenses, net of other income	751,035
Bad debts	283,972
Loss on foreign currency translation and transaction	6,972
Adjusted EBITDA	$4,205,741

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

Results of Operations for the Years Ended December 31, 2019 and December 31, 2018

During 2019, we focused on developing our currently owned brands into new markets and by product extensions. Our objective is to grow all four of our targeted verticals (Nutraceuticals, Over the Counter (OTC), Consumer Goods and Cosmeceuticals) to provide a balanced and synergistic portfolio that drives consumer demand via multiple channels. During 2018, we focused on developing our currently owned brands into new markets and by product extensions.

Revenue

For the year ended December 31, 2019, we had revenues of $29,357,546 from sales of our products, as compared to revenue of $33,824,495 for the year ended December 31, 2018. This is comprised of the following categories:

	December 31, 2019	December 31, 2018
Nutraceuticals	$28,149,938	$31,332,952
Over the Counter (OTC)	62,359	427,871
Consumer Goods	706,688	987,230
Cosmeceuticals	438,561	1,076,442
	$29,357,546	$33,824,495

The decrease in our Nutraceutical category was due to shifting product sales from online to retail. The decrease in the Over the Counter category was due to a supply issue with one product during the year. The decrease in the consumer goods category is due to normalization of business after the launch year. The decrease in the cosmeceuticals category was due to the discontinuation of a product line.

Cost of Revenue

For the year ended December 31, 2019, our cost of revenue was $9,137,602. Our cost of revenue for the year ended December 31, 2018, was $11,036,587. This is comprised of the following categories:

	December 31, 2019	December 31, 2018
Nutraceuticals	$8,943,967	$10,125,186
Over the Counter (OTC)	-	185,601
Consumer Goods	78,109	107,640
Cosmeceuticals	115,526	618,160
	$9,137,602	$11,036,587

The decrease in our Nutraceutical category was due to lower revenue. The decrease in Over the Counter was due to a write off of inventory. The decrease in Consumer Goods was due to lower sales. The decrease in Cosmeceuticals was due to lower sales and a write off of inventory in 2018.

Gross Profit

Gross profit was $20,219,944, or 69% of revenue for the year ended December 31, 2019, as compared to gross profit of $22,787,908 or 67% of revenue for the same period in 2018, a decrease of $2,567,964 or 11%. The decrease in gross profit is directly related to decrease in net sales and write off of inventory in 2019. The increase in gross profit margin is directly related to the mix of products being sold.

Operating Expenses

Selling and Marketing Expenses

For the year ended December 31, 2019, our selling and marketing expenses were $11,471,652 as compared to $17,698,806 for the year ended December 31, 2018. The decrease is primarily due to better management of expenses and decreased personnel.

Bad debts

For the year ended December 31, 2019, our bad debts expenses were $283,971. For the year ended December 31, 2018, our bad debts expenses were $69,070. The increase is due to one customer.

General and Administrative Expenses

For the year ended December 31, 2019, our general and administrative expenses were $5,493,433. For the year ended December 31, 2018, our general and administrative expenses were $7,191,646. The decrease is due to better management of operating expenses.

Impairment of Intangible Assets

For the year ended December 31, 2019 our impairment of intangible assets expenses were $9,715,137 as compared to $924,068 for the year ended December 31, 2018. The increase is primarily due to the impairment of goodwill and indefinite life intangible assets in 2019.

Depreciation and Amortization Expenses

For the year ended December 31, 2019 our depreciation and amortization expenses were $1,211,861 as compared to $1,822,064 for the year ended December 31, 2018. The decrease is primarily due to the impairment of intangible assets during 2018, thus lower amortization costs during 2019.

Other Income and Expenses

For the year ended December 31, 2019, we had other (income) and expense items of the following:

Interest income	$(414)
Interest expense	981,105
Remeasurement loss on translation of foreign subsidiary	8,280
Amortization of debt issuance cost	130,829
Total	$1,119,800

For the year ended December 31, 2018 we had other (income) and expense items of the following:

Interest income	$(235)
Interest expense	1,132,763
Remeasurement loss on translation of foreign subsidiary	171,938
Amortization of debt issuance cost	213,966
Other income	(27,794)
Total	$1,490,638

The decrease in interest expense in 2019 was due to the decreased percentage rate on our loan and lower loan balance due to principal payments made.

Income tax expense

For the year ended December 31, 2019 we incurred income tax expense of $131,537. For the year ended December 31, 2018 we incurred income tax benefit of $247,694 primarily related to our subsidiary, NomadChoice Pty Limited (NomadChoice), located in Australia, which we acquired in 2015.

Net Loss

For the year ended December 31, 2019, our net loss was $9,207,447. For the year ended December 31, 2018 our net loss was $6,160,690. This was primarily due to increase in impairment of intangible assets during 2019 offset by lower operating expenses during 2019.

Liquidity and Capital Resources

Overview

Our sources of cash have historically consisted of proceeds from issuances of loans and revenues generated from operations.

Presentation of Financial Statements – Going Concern

Going Concern Evaluation

In connection with preparing consolidated financial statements for the year ended December 31, 2019, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the financial statements are issued.

The Company considered the following:

● At December 31, 2019, the Company had an accumulated deficit of $24,234,569.

● At December 31, 2019, the Company had working capital deficit of $5,099,969.

● Revenue declined in 2019 by $4,466,949.

● The Company had net loss of $9,207,447 in 2019 as opposed to a net loss of $6,160,690 in 2018.

● The Company obtained waiver against not meeting financial covenants related to loans payable (minimum EBITDA).

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

● In 2019, the Company repaid $2.05 million of loans.

● In 2019, the Company generated $2.9 million of cash from operating activities.

● Working capital deficit of $5,099,969 at December 31, 2019, includes loans payables to related party of $5,465,113, royalty payable to related party of $94,778 and deferred revenue of $7,887.

● Revenue declines were largely the result of not overspending in marketing in 2019.

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

The Company will take the following actions if it starts to trend unfavorably to its internal profitability and cash flow projections, in order to mitigate conditions or events that would raise substantial doubt about its ability to continue as a going concern:

● Raise additional capital through line of credit and/or loans financing for future mergers and acquisition, which may be impacted by the recent outbreak of COVID-19.

● Implement additional restructuring and cost reductions.

● Raise additional capital through a private placement, which may be impacted by the recent outbreak of COVID-19.

At April 13, 2020 and December 31, 2019, the Company had $949,812 and $1,324,514, respectively in cash and cash equivalents.

As of December 31, 2019, we had $1,224,514 cash on hand and a $5,099,969 working capital deficit. In addition, we also have restricted cash of $100,000 which is held for credit card collateral.

As of December 31, 2018, we had $459,736 cash on hand and a $1,470,837 working capital deficit. In addition, we also had restricted cash of $136,180 which is held for credit card collateral.

Year Ended December 31, 2019 and 2018

Net Cash Provided by Operating Activities

For the year ended December 31, 2019, we had net cash provided by operating activities of $2,946,350 as compared to $1,304,632 provided in operating activities for the year ended December 31, 2018. The increase was primarily attributable to the write off of inventory, impairment of intangible assets, decrease in accounts receivable and an increase in accounts payable in 2018.

For 2019, the $2,946,350 consists of our net loss of $9,207,447 adjusted by:

Amortization of debt issuance cost	$130,829
Depreciation and amortization	1,211,860
Stock based compensation	201,155
Impairment of intangible assets	9,715,137
Foreign currency transaction loss	(1,308)
Bad debts	283,972
Remeasurement loss on translation of foreign subsidiary	8,280
Non cash implied interest	38,310
Write-off of Inventory	257,111
Decrease in accounts receivable	3,027,900
Increase in accounts receivable, related party	(277,432)
Decrease in inventory	552,158
Decrease in prepaid expenses	642,704
Decrease in income taxes receivable	135,072
Decrease in deferred revenue	(41,823)
Decrease in accounts payable and accrued expenses	(2,910,949)
Decrease in accounts payable, related party	(819,179)

For 2018, the $1,304,632 consists of our net loss of $6,160,690 adjusted by:

Amortization of debt issuance cost	$213,966
Depreciation and amortization	1,822,064
Stock based compensation	440,999
Foreign currency transaction loss	131,868
Remeasurement loss on translation of foreign subsidiary	171,938
Non cash implied interest	68,688
Bad debts	69,070
Impairment of intangible assets	924,067
Write-off of Inventory	1,056,209
Increase in accounts receivable	(193,687)
Increase in inventory	(884,141)
Decrease in prepaid expenses	314,404
Increase in deferred revenue	46,652
Increase in accounts payable and accrued expenses	2,385,196
Increase in accounts payable, related party	898,029

Net Cash Used in Investing Activities

For the year ended December 31, 2019, we used net cash of $0 in investing activities, as compared to $198,007 used in investing activities for the year ended December 31, 2018. The decrease was primarily due to acquisition of fixed and intangible assets in 2018.

Investing activities during 2018:

Payments for acquisition of fixed assets	$(129,087)
Payments for domain name	(18,920)
Payments for brand development fees	(50,000)

Net Cash Used in Financing Activities

For the year ended December 31, 2019, financing activities used $2,050,000, as compared to $2,862,500 used in financing activities for the year ended December 31, 2018. The decrease was primarily attributable to the payoff of a note in 2018.

Financing activities during 2019:

Repayment of notes payable	$(2,050,000)
Advances from related party	324,102
Repayments of advances to related party	(324,102)

Financing activities during 2018:

Repayment of notes payable	$(2,862,500)

Key 2020 Initiatives

During 2020, we have plans for organic growth within our current product lines by developing and launching new products and expanding into new markets. We have new marketing campaigns in process and intend to expand our online presence for each product. While we intend to grow further through additional acquisitions, we feel it is important to also develop our existing products.

The recent outbreak of COVID-19, which has been declared by the World Health Organization to be a pandemic, has spread across the globe and is impacting worldwide economic activity. A pandemic, including COVID-19, or other public health epidemic poses the risk that the Company or its employees, suppliers, and other partners may be prevented from conducting business activities at full capacity for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. While it is not possible at this time to estimate the impact that COVID-19 could have on the Company’s business, the continued spread of COVID-19 and the measures taken by the governments of countries affected and in which the Company operates could disrupt the operation of the Company’s business. The COVID-19 outbreak and mitigation measures may also have an adverse impact on global economic conditions, which could have an adverse effect on the Company’s business and financial condition, including on its potential to conduct financings on terms acceptable to the Company, if at all. In addition, the Company may take temporary precautionary measures intended to help minimize the risk of the virus to its employees, including temporarily requiring all employees to work remotely, and discouraging employee attendance at in-person work-related meetings, which could negatively affect the Company’s business. The extent to which the COVID-19 outbreak impacts the Company’s results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

None.

Off-Balance Sheet Arrangements

None.

Inflation

The effect of inflation on our operating results was not significant in either 2019 or 2018.

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

CONSOLIDATED FINANCIAL STATEMENTS

Synergy CHC Corp.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Synergy CHC Corp. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Synergy CHC Corp. and subsidiaries (the Company) as of December 31, 2019 and 2018, and the related statements of operations, comprehensive loss, stockholders’ (deficit) equity, and cash flows for each of the years in the two year period ended December 31, 2019, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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
Henderson, NV
April 29, 2020

Synergy CHC Corp.

Consolidated Balance Sheets

	December 31, 2019	December 31, 2018
Assets
Current Assets
Cash and cash equivalents	$1,224,514	$459,736
Restricted cash	100,000	136,180
Accounts receivable, net (including related party receivable of $277,432 and $0, respectively)	1,423,786	4,458,225
Prepaid expenses	186,143	828,847
Income taxes receivable	251,614	386,686
Inventory, net	1,861,038	2,670,305
Total Current Assets	5,047,095	8,939,979

Fixed assets, net	135,898	269,771
Goodwill	-	7,793,240
Intangible assets, net	7,636	3,007,521

Total Assets	$5,190,629	$20,010,511

Liabilities and Stockholders’ (Deficit) Equity
Current Liabilities:
Accounts payable and accrued liabilities (including related party payable of $956,438 and $1,775,617, respectively)	$4,674,064	$8,397,220
Deferred revenue	7,887	49,709
Current portion of long-term notes payable, net of debt discount and debt issuance cost, related party	5,465,113	1,963,887
Total Current Liabilities	10,147,064	10,410,816

Long-term Liabilities:
Notes payable, net of debt discount and debt issuance cost, related parties	246,916	5,629,002
Total long-term liabilities	246,916	5,629,002
Total Liabilities	10,393,980	16,039,818

Commitments and contingencies

Stockholders’ (Deficit) Equity:
Common stock, $0.00001 par value; 300,000,000 shares authorized; 89,889,074 and 89,862,683, shares issued and outstanding, respectively	899	899
Additional paid in capital	19,018,955	18,817,800
Accumulated other comprehensive income	11,364	179,116
Accumulated deficit	(24,234,569)	(15,027,122)
Total stockholders’ (deficit) equity	(5,203,351)	3,970,693
Total Liabilities and Stockholders’ (Deficit) Equity	$5,190,629	$20,010,511

The accompanying notes are an integral part of these consolidated financial statements

Synergy CHC Corp.

Consolidated Statements of Operations and Comprehensive Loss

	For the year Ended	For the year ended
	December 31, 2019	December 31, 2018
Revenue	$29,357,546	$33,824,495

Cost of Sales (including related party purchases of $4,847,626 and $4,392,245, respectively)	9,137,602	11,036,587

Gross Profit	20,219,944	22,787,908

Operating expenses
Selling and marketing	11,471,652	17,698,806
General and administrative	5,493,433	7,191,646
Reserve for bad debts	283,971	69,070
Impairment of intangible assets	9,715,137	924,068
Depreciation and amortization	1,211,861	1,822,064
Total operating expenses	28,176,054	27,705,654

Loss from operations	(7,956,110)	(4,917,746)

Other (income) expenses
Interest income	(414)	(235)
Interest expense	981,105	1,132,763
Remeasurement loss on translation of foreign subsidiary	8,280	171,938
Amortization of debt issuance cost	130,829	213,966
Other income	-	(27,794)

Total other expenses	1,119,800	1,490,638

Net loss before income taxes	(9,075,910)	(6,408,384)
Income tax (expense) benefit	(131,537)	247,694

Net loss after tax	$(9,207,447)	$(6,160,690)

Net loss per share – basic and diluted	$(0.10)	$(0.07)

Weighted average common shares outstanding
Basic and Diluted	89,883,194	89,862,683
Comprehensive loss:
Net loss	$(9,207,447)	$(6,160,690)
Foreign currency translation adjustment	(167,752)	257,106
Comprehensive loss	$(9,375,199)	$(5,903,584)

The accompanying notes are an integral part of these consolidated financial statements

Synergy CHC Corp.

Consolidated Statements of Stockholders’ (Deficit) Equity

	Common stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2017	89,862,683	$899	$18,376,801	$(77,989)	$(8,866,432)	$9,433,279

Fair value of vested stock options			440,999			440,999
Foreign currency translation gain				257,105		257,105
Net loss					(6,160,690)	(6,160,690)
Balance as of December 31, 2018	89,862,683	$899	$18,817,800	$179,116	$(15,027,122)	$3,970,693
Fair value of vested stock options			161,570			161,570
Common stock issued for Per-fekt settlement	26,391		39,585			39,585
Foreign currency translation loss				(167,752)		(167,752)
Net loss					(9,207,447)	(9,207,447)
Balance as of December 31, 2019	89,889,074	$899	$19,018,955	$11,364	$(24,234,569)	$(5,203,351)

The accompanying notes are an integral part of these consolidated financial statements

Synergy CHC Corp.

Consolidated Statements of Cash Flows

	For the year Ended	For the year ended
	December 31, 2019	December 31, 2018
Cash Flows from Operating Activities
Net loss	$(9,207,447)	$(6,160,690)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of debt issuance cost	130,829	213,966
Depreciation and amortization	1,211,860	1,822,064
Stock based compensation expense	201,155	440,999
Impairment of intangible assets	9,715,137	924,067
Foreign currency transaction loss	(1,308)	131,868
Bad debts	283,972	69,070
Remeasurement loss on translation of foreign subsidiary	8,280	171,938
Non cash implied interest	38,310	68,688
Write-off of inventory	257,111	1,056,209
Changes in operating assets and liabilities:
Accounts receivable	3,027,900	(193,687)
Accounts receivable, related party	(277,432)	-
Inventory	552,158	(884,141)
Prepaid expenses	642,704	314,404
Income taxes receivable	135,072	-
Deferred revenue	(41,823)	46,652
Accounts payable and accrued liabilities	(2,910,949)	2,385,196
Accounts payable, related party	(819,179)	898,029
Net cash provided by operating activities	2,946,350	1,304,632

Cash Flows from Investing Activities
Payments for acquisition of fixed assets	-	(129,087)
Payments for brand development fees	-	(50,000)
Payments for domain name	-	(18,920)
Net cash used in investing activities	-	(198,007)

Cash Flows from Financing Activities
Advances from related party	324,102	-
Repayments of advances to related party	(324,102)	-
Repayment of notes payable	(2,050,000)	(2,862,500)
Net cash used in financing activities	(2,050,000)	(2,862,500)

Effect of exchange rate on cash, cash equivalents and restricted cash	(167,752)	257,106
Net increase (decrease) in cash, cash equivalents and restricted cash	728,598	(1,498,769)

Cash, Cash Equivalents and restricted cash, beginning of year	595,916	2,094,685

The accompanying notes are an integral part of these consolidated financial statements

F-5

Cash, Cash Equivalents and restricted cash, end of year	$1,324,514	$595,916

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$939,711	$1,249,356
Income taxes	$38,919	$224,114

Supplemental Disclosure of Non-cash Investing and Financing Activities:	$-	$-

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

Effective January 1, 2019 the Company has merged the U.S. Subsidiaries (Neuragen Corp., Breakthrough Products Inc., Sneaky Vaunt Corp., and The Queen Pegasus Corp.) into the parent company.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. At December 31, 2019 and 2018 significant estimates included are assumptions about collection of accounts receivable, current income taxes, deferred income taxes valuation allowance, useful life of fixed and intangible assets, impairment analysis of goodwill and intangible assets, estimates used in the fair value calculation of stock based compensation, assumptions used in Black-Scholes-Merton, or BSM, valuation methods, such as expected volatility, risk-free interest rate, and expected dividend rate. The results of any changes in accounting estimates are reflected in the financial statements in the period in which the changes become evident. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period that they are determined to be necessary.

Reclassification

Certain amounts in prior periods have been reclassified to conform to current period presentation. These reclassifications had no effect on the previously reported net loss.

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. As of December 31, 2019, and 2018, the Company had no cash equivalents. The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (FDIC) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At December 31, 2019 and 2018, the uninsured balances amounted to $947,312  and $162,729, respectively.

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows.

	December 31, 2019	December 31, 2018

Cash and cash equivalents	$1,224,514	$459,736
Restricted cash	100,000	136,180
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$1,324,514	$595,916

Amounts included in restricted cash represent amount held for credit card collateral.

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

Intangible Assets

We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization except intellectual property of $1,450,000 acquired as part of an Asset Purchase Agreement entered into with Factor Nutrition Labs LLC on January 22, 2015, $10,000 acquired as part of an Asset Purchase Agreement entered into with Perfekt Beauty Holdings LLC and CDG Holdings, LLC (“Perfekt”) on June 21, 2017 and $50,000 acquired as an Asset Purchase entered into with Cocowhite on May 22, 2018. Intangible assets are amortized on a straight line basis over the useful lives. During the year ended December 31, 2018, the Company fully impaired intangible assets related to Perfekt and Cocowhite and charged to operations impairment loss of $60,000. During the year ended December 31, 2019, the Company fully impaired intellectual property related to Focus Factor and charged to operations impairment loss of $1,450,000.

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

Indicators of impairment include significant underperformance relative to historical or projected future operating results, significant changes in our use of the assets or in our business strategy, loss of or changes in customer relationships and significant negative industry or economic trends. When indications of impairment arise for a particular asset or group of assets, we assess the future recoverability of the carrying value of the asset (or asset group) based on an undiscounted cash flow analysis. If carrying value exceeds projected, net, undiscounted cash flows, an additional analysis is performed to determine the fair value of the asset (or asset group), typically a discounted cash flow analysis, and an impairment charge is recorded for the excess of carrying value over fair value. As of December 31, 2018 our review of intangible assets related to two of our subsidiaries did indicate that the carrying amount of the asset may not be recoverable. During the year ended December 31, 2018, the Company fully impaired related intangible assets and charged to operations impairment loss of $864,067. During the year ended December 31, 2019, the Company fully impaired intangible assets and charged to operations impairment loss of $471,897.

Goodwill

An asset purchase is accounted for under the purchase method of accounting. Under that method, assets and liabilities of the business acquired are recorded at their estimated fair values as of the date of the acquisition, with any excess of the cost of the acquisition over the estimated fair value of the net tangible and intangible assets acquired recorded as goodwill. As of December 31, 2018 our qualitative analysis of goodwill did not indicate any impairment. As of December 31, 2019 our qualitative analysis of goodwill indicated potential impairment, thus the Company chose to fully impair goodwill and charged to operations impairment loss of $7,793,240.

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

The Company recognizes revenue upon shipment from its fulfillment centers. Certain of our distributors may also perform a separate function as a co-packer on our behalf. In such cases, ownership of and title to our products that are co-packed on our behalf by those co-packers who are also distributors, passes to such distributors when we are notified by them that they have taken transfer or possession of the relevant portion of our finished goods. Freight billed to customers is presented as revenues, and the related freight costs are presented as cost of goods sold. Cancelled orders are refunded if not already dispatched, refunds are only paid if stock is damaged in transit, discounts are only offered with specific promotions and orders will be refilled if lost in transit.  The Company recognizes revenue for its digital products in the month the download by the customer occurs.

Contract Assets

The Company does not have any contract assets such as work-in-process. All trade receivables on the Company’s consolidated balance sheet are from contracts with customers.

Contract Costs

Costs incurred to obtain a contract are capitalized unless short term in nature. As a practical expedient, costs to obtain a contract that are short term in nature are expensed as incurred. The Company does not have any contract costs capitalized as of December 31, 2019.

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

Accounts receivable

Accounts receivable are generally unsecured. The Company establishes an allowance for doubtful accounts receivable based on the age of outstanding invoices and management’s evaluation of collectability. Accounts are written off after all reasonable collection efforts have been exhausted and management concludes that likelihood of collection is remote. Any future recoveries are applied against the allowance for doubtful accounts. As of December 31, 2019 and 2018, allowance for doubtful accounts was $283,971 and $0, respectively.

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

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under ASC subtopic 260-10, Earnings Per Share. Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted earnings per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock (using the “treasury stock” method), unless their effect on net income per share is anti-dilutive. As of December 31, 2019, and 2018, options to purchase 6,166,667 and 7,166,667 shares of common stock, respectively, were outstanding.

The following is a reconciliation of the number of shares used in the calculation of basic and diluted loss per share for the years ending December 31, 2019, and 2018:

	For the year ending
	December 31, 2019	December 31, 2018

Net loss after tax	$(9,207,447)	$(6,160,690)

Weighted average common shares outstanding	89,883,194	89,862,683

Net loss per share:
Basic	$(0.10)	$(0.07)
Diluted	$(0.10)	$(0.07)

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

As of December 31, 2019, the Company has determined that there were no assets or liabilities measured at fair value.

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

Foreign Currency Translation

The functional currency of one of the Company’s foreign subsidiaries (Nomadchoice Pty Ltd.) is the U.S. Dollar. The Company’s foreign subsidiary maintains its records using local currency (Australian Dollar – “AUD”). All monetary assets and liabilities of the foreign subsidiary were translated into U.S. Dollars at period end exchange rates, non-monetary assets and liabilities of the foreign subsidiary were translated into U.S. Dollars at transaction day exchange rates. Income and expense items related to non-monetary items were translated at exchange rates prevailing during the transaction date and other incomes and expenses were translated using average exchange rate for the period. The resulting translation adjustments, net of income taxes, were recorded in statements of operations as Remeasurement gain or loss on translation of foreign subsidiary.

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

The exchange rates used to translate amounts in AUD and CAD into USD for the purposes of preparing the consolidated financial statements were as follows:

Balance sheet:

	December 31,	December 31,
	2019	2018
Period-end AUD: USD exchange rate	$0.7030	$0.7046
Period-end CAD: USD exchange rate	$0.7699	$0.7330

Income statement:

	December 31,	December 31,
	2019	2018
Average Yearly AUD: USD exchange rate	$0.6954	$0.7476
Average Yearly CAD: USD exchange rate	$0.7537	$0.7718

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

Cost of Sales

Cost of sales includes the purchase cost of products sold, all costs associated with getting the products into the retail stores including buying and transportation costs and the hosting of our online Application.

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

Presentation of Financial Statements – Going Concern

Going Concern Evaluation

In connection with preparing consolidated financial statements for the year ended December 31, 2019, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the financial statements are issued.

The Company considered the following:

● At December 31, 2019, the Company had an accumulated deficit of $24,234,569.

● At December 31, 2019, the Company had working capital deficit of $5,099,969.

● Revenue declined in 2019 by $4,466,949.

● The Company had net loss of $9,207,447 in 2019 as opposed to a net loss of $6,160,690 in 2018.

● The Company obtained waiver against not meeting financial covenants related to loans payable (minimum EBITDA).

● The Company is required to make repayment of loans payable of $500,000 and accrued interest during the three months ended March 31, 2020

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

● In 2019, the Company repaid $2.05 million of loans.

● In 2019, the Company generated $2.9 million of cash from operating activities.

● Working capital deficit of $5,099,969 at December 31, 2019, includes loans payables to related party of $5,465,113, royalty payable to related party of $94,778 and deferred revenue of $7,887.

● Revenue declines were largely the result of not overspending in marketing in 2019.

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

The Company will take the following actions if it starts to trend unfavorably to its internal profitability and cash flow projections, in order to mitigate conditions or events that would raise substantial doubt about its ability to continue as a going concern:

● Raise additional capital through line of credit and/or loans financing for future mergers and acquisition, which may be impacted by the recent outbreak of COVID-19.

● Implement additional restructuring and cost reductions.

● Raise additional capital through a private placement, which may be impacted by the recent outbreak of COVID-19.

At April 13, 2020 and December 31, 2019, the Company had $949,812 and $1,324,514, respectively in cash and cash equivalents.

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

ASU 2017 - 04, Intangibles - Goodwill and other (Topic 350)

In January 2017, the FASB issued Accounting Standards Update ("ASU") 2017-04 Intangibles - Goodwill and other, which simplifies the test for goodwill impairment. This Update eliminates Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of the assets acquired and liabilities assumed in a business combination. Instead an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, however the loss recognized should not exceed the total amount of goodwill allocated to the reporting unit. The amendments in this Update are effective for the Company for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is in the process of evaluating the impact of this standard update on its consolidated financial statements and related disclosures.

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

ASU 2016-02

In February 2016, the FASB issued ASU 201602, “Leases” (“ASU 201602”). This guidance, as amended by subsequent ASU’s on the topic, improves transparency and comparability among companies by recognizing right of use (ROU) assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements. ASU No. 2016-02 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2018, with early adoption permitted. We adopted ASU No. 2016-02 in our fiscal year beginning January 1, 2019 and used the optional transition method provided by the FASB in ASU No. 2018-10, “Codification Improvements to Topic 842, Leases” and ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements”, with no restatement of comparative periods. The Company notes there was no impact on adoption as the leases entered into by the Company were for less than 12 month terms.

The new standard provides optional practical expedients in transition. We will only elect the package of practical expedients where, under the new standard, prior conclusions about lease identification, lease classification and initial direct costs do not need to be reassessed. The new standard also provides practical expedients for ongoing accounting where we elected the practical expedients on adoption and did not record any ROU asset with terms of less than 12 months.

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

Note 3 – Income Taxes

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

The Company has not filed its State & Local Income/Franchise tax returns in States it is required to file for the last several years, so such returns and liability remain open.

The table below summarizes the differences between the U.S. statutory federal rate and the Company’s estimated effective tax rate for the years ended December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
U.S. Statutory Rate	(21)%	21%
Impairment of intangible assets	23%	-
Amortization of intangible assets	3%	-
U.S. effective rate in excess of AU/CA rate	-%	9%
Carryback of Australian tax loss	(2)%	(4)%
Utilization of U.S. net operating losses	(2)%	-
U.S. valuation allowance	-	(30)%
Foreign Tax - Australia/Canada	-	-
Total provision for income taxes	1%	(4)%

The Company has deferred tax assets, which have been fully reserved, as follows as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Deferred tax assets	$8,275,000	$8,400,000
Valuation allowance for deferred tax assets	(8,275,000)	(8,400,000)
Net deferred tax assets	$-	$-

Tax expense (benefit) was $131,537 and $(247,694) for 2019 and 2018, respectively. The effective tax rate is attributable to the Company’s world wide income/(loss) as it relates to the income tax expense due in the United States and Australia.

The “TCJA” added a one-time taxation of offshore earnings for the period ending December 31, 2017 (IRC Sec. 965), regardless of whether they are repatriated (“Deemed Repatriation”). The Company anticipates the one-time taxation of offshore earnings relating to its foreign subsidiaries is applicable for the 2017 year end. The Company is reviewing its potential tax liability at December 31, 2017, but has not fully completed the review. It is anticipated that such amount will reduce the foreign tax credits (Australia), as well as United States NOL’ at December 31, 2017.

The Company also has net operating loss carryforwards of approximately $27,000,000 and $30,000,000 (United States and Canada) included in the deferred tax asset table above for 2019 and 2018, respectively, the majority attributable to the acquisition of Breakthrough Products, Inc. However, due to limitations of carryover attributes and separate return limitation year rules, it is unlikely the company will benefit from the NOL’s and thus Management has determined a 100% valuation reserved is required. Further, the Company has not completed an evaluation of the NOL’s attributable to Breakthrough Products, Inc. at the date of this report.

The total deferred tax asset is calculated by multiplying a domestic federal (US) 21 percent marginal tax rate for 2019 and 21 percent marginal tax rate for 2018 by the cumulative Net Operating Loss Carryforwards (“NOL”). The Company currently has net operating loss carryforwards approximately aggregating $27,000,000 and $30,000,000 for 2019 and 2018, respectively, which expire through 2035 (estimated). The deferred tax asset related to the NOL carryforwards Management has determined based on all the available information that a 100% Valuation reserve is required.

Note 4 – Accounts Receivable

Accounts receivable, net of allowances for doubtful accounts, consisted of the following:

	December 31, 2019	December 31, 2018
Trade accounts receivable (including related party receivable of $277,432 and $0, respectively – see note 9)	$1,707,758	$4,458,225
Less allowances	283,972	-
Total accounts receivable, net	$1,423,786	$4,458,225

During the years ended December 31, 2019 and 2018, the Company charged $283,972 and $69,070, respectively to bad debt expense.

Note 5 – Prepaid Expenses

At December 31, 2019 and 2018, prepaid expenses consisted of the following:

	December 31, 2019	December 31, 2018
Advances for inventory	$9,071	$25,170
Media production	-	20,791
Insurance	16,763	13,302
Deposits	10,234	45,144
Trademarks	-	78,826
Rent	-	103,912
Promotion - Bloggers	-	167,220
License agreement	-	58,333
Software subscriptions	9,536	34,440
Rebranding	-	40,783
Clinical research	-	35,617
Promotions	122,626	175,000
Miscellaneous	17,913	30,309
Total	$186,143	$828,847

Note 6 – Concentration of Credit Risk

Cash and cash equivalents

The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (FDIC) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At December 31, 2019 and 2018, the uninsured balance amounted to $947,312  and $162,729, respectively.

Accounts receivable

As of December 31, 2019 and 2018, two and three customers accounted for 52% and 83%, respectively, of the Company’s accounts receivable.

Major customers

For the year ended December 31, 2019, two customers accounted for approximately 51% of   the Company’s net revenue. For the year ended December 31, 2018, two customers accounted for approximately 41% of the Company’s net revenue. Substantially all of the Company’s business is with companies in the United States.

Accounts payable

As of December 31, 2019 and 2018, two vendors accounted for 73% and 77%, respectively, of the Company’s accounts payable. This includes a related party vendor.

Major suppliers

For the year ended December 31, 2019, two suppliers accounted for approximately 40% of the Company’s purchases. For the year ended December 31, 2018, two suppliers accounted for approximately 45% of the Company’s purchases. Substantially all of the Company’s business is with suppliers in the United States. This includes purchases from related party supplier.

Note 7 – Inventory

Inventory consists of finished goods, components and raw materials. The Company’s inventory is stated at the lower of cost (FIFO cost basis) or net realizable value.

The carrying value of inventory consisted of the following:

	December 31, 2019	December 31, 2018
Finished goods	$1,554,013	$1,956,942
Components	264,518	441,282
Inventory in transit	42,507	256,051
Raw materials	-	16,030

Total inventory	$1,861,038	$2,670,305

As of January 22, 2015, inventory was pledged to Knight under the Loan Agreement (see note 12). As of December 31, 2019, and 2018, $42,507 and $256,051, respectively, of the Company’s inventory was in transit. During the years ended December 31, 2019 and 2018, $257,111 and $1,056,209, respectively, of expiring and slow-moving inventory was written off to cost of sales.

Note 8 – Fixed Assets and Intangible Assets

As of December 31, 2019 and 2018, fixed assets and intangible assets consisted of the following:

	December 31, 2019	December 31, 2018

Property and equipment	$566,445	$566,445
Less accumulated depreciation	(430,547)	(296,674)
Fixed assets, net	$135,898	$269,771

Depreciation expense for the years ended December 31, 2019 and 2018 was $133,873 and $152,522, respectively.

	December 31, 2019	December 31, 2018

FOCUSfactor intellectual property	$1,450,000	$1,450,000
Per-fekt intellectual property	-	10,000
Cocowhite intellectual property	-	50,000
Intangible assets subject to amortization	5,388,230	7,150,165
Less accumulated amortization	(4,908,696)	(4,728,576)
Less accumulated impairment	(1,921,898)	(924,068)
Intangible assets, net	$7,636	$3,007,521

Amortization expense for the years ended December 31, 2019 and 2018 was $1,077,987 and $1,669,542, respectively. Impairment of intangible assets for the year ended December 31, 2018 related to branding payments made during 2017. Impairment of intangible assets for the year ended December 31, 2019 related to intangible assets from brands purchased in 2015.

During the year ended December 31, 2019, the Company fully impaired goodwill of $7,793,240.

The estimated aggregate amortization expense over each of the next five years is as follows:

2020	$3,802
2021	3,834

Note 9 – Related Party Transactions

The Company accrued and paid consulting fees of $57,917 per month through December 2019 to a company owned by Mr. Jack Ross, Chief Executive Officer of the Company. The Company also paid thirteen months of a vehicle allowance of $1,500 per month. The Company expensed $824,413 and $648,944, respectively during 2019 and 2018 as consulting fees, and made payments totaling $852,626 and $648,944 towards services to an entity owned and controlled by an officer and shareholder of the Company for the year ended December 31, 2019 and 2018, respectively. As of December 31, 2019 and 2018, the total outstanding balance was $0 and $28,213, respectively.

On January 22, 2015, the Company entered into a Loan Agreement with Knight Therapeutics (Barbados) Inc., a related party (owner of greater than 10% shares of the Company) (“Knight”), for the purchase of the Focus Factor assets. At December 31, 2017, the Company owed Knight $559,243 on this loan, net of discount, which was paid-off during 2018 (see Note 11).

On June 26, 2015, the Company entered into a Security Agreement with Knight Therapeutics, Inc., through its wholly owned subsidiary Neuragen Corp., for the purchase of Knight Therapeutics, Inc.’s assets. At December 31, 2019 and 2018, the Company owed Knight $475,000 and $525,000 in relation to this agreement (see Note 11). The Company recorded present value of future payments of $260,461 and $272,151 as of December 31, 2019 and 2018, respectively.

On August 18, 2015, the Company entered into a Consulting Agreement with Kara Harshbarger, the co-founder of Hand MD, LLC, pursuant to which she will provide marketing and sales related service. The Company will pay Ms. Harshbarger $10,000 a month for one year unless the Consulting Agreement is terminated earlier by either party. The Company decided to extend the contract on a month to month basis. Hand MD, LLC is a 50% owner in Hand MD Corp. The Company expensed $120,000 through payroll for each of the years ended December 31, 2019 and 2018. As of December 31, 2019 and 2018, the total outstanding balance was $0.

On August 9, 2017, the Company entered into a Loan Agreement with Knight Therapeutics (Barbados) Inc., a related party, for a working capital loan. At December 31, 2019 and 2018, the Company owed Knight $5,451,568 and $7,320,739, respectively, on this loan, net of debt issuance cost (see Note 11).

On December 23, 2016, we entered into an agreement with Knight Therapeutics for the distribution rights of FOCUSFactor in Canada. In conjunction with this agreement, we are required to pay Knight a distribution fee equal to 30% of gross sales for sales achieved through a direct sales channel and 5% of gross sales for sales achieved through retail sales. The minimum due to Knight under this agreement is $100,000 Canadian dollars. As of December 31, 2019 and 2018, the total outstanding balance was $100,000 and $200,000 Canadian dollars, respectively. In US Dollars, the total outstanding balance was $70,295 and $152,834 as of December 31, 2019 and 2018, respectively.

On December 23, 2016, we entered into an agreement with Knight Therapeutics for the distribution rights of Hand MD into Canada. In conjunction with this agreement, we are required to pay Knight a distribution fee equal to 60% of gross sales for sales achieved through a direct sales channel until the sales in the calendar year equal the threshold amount and then 40% of all such gross sales in such calendar year in excess of the threshold amount and 5% of gross sales for sales achieved through retail sales. The minimum due to Knight under this agreement is $25,000 Canadian dollars. As of December 31, 2019 and 2018, the total outstanding balance was $25,000 and $25,000 Canadian dollars, respectively. In US Dollars, the total outstanding balance was $17,574 and $18,325 as of December 31, 2019 and 2018, respectively.

The Company expensed royalty of $4,867 and $16,066 for the years ended December 31, 2019 and 2018, respectively. At December 31, 2019 and 2018, the Company owed Knight Therapeutics $246 and $5,906, respectively in connection with a royalty distribution agreement.

The Company expensed commissions of $9,065 and $43,374 for the years ended December 31, 2019 and 2018, respectively. At December 31, 2019 and 2018, the Company owed Founded Ventures, owned by a shareholder in the Company, $0 and $10,579, respectively in connection with a commission agreement.

The Company expensed commissions of $644 and $10,016 for the years ended December 31, 2019 and 2018, respectively. At December 31, 2019 and 2018, the Company owed Founded Ventures $0 and $3,547, respectively in connection with a commission agreement.

The Company expensed royalty of $0 and $2,361 for the years ended December 31, 2019 and 2018, respectively. At December 31, 2019 and 2018, the Company owed Knight Therapeutics $0 and $193, respectively in connection with a royalty distribution agreement.

The Company paid $14,801   and $250,000 for the years ended December 31, 2019 and 2018, respectively, to Hand MD, Corp, related to a royalty agreement. As of both December 31, 2019 and 2018, the Company owed Hand MD Corp. $0 in minimum future royalties.

The Company expensed royalty of $192,700 and $392,589 for the years ended December 31, 2019 and 2018, respectively. At December 31, 2019 and 2018, the Company owed Knight Therapeutics $5,528 and $109,329, respectively, in connection with a royalty distribution agreement.

A member of the Company’s Board of Directors is an executive officer of a supplier to the Company. During the years ended December 31, 2019 and 2018, the Company acquired $4,847,626 and $4,392,245, of products from the supplier, respectively, and included in cost of sales. The Company owed the supplier $956,438 and $1,775,617, respectively at December 31, 2019 and 2018.

The Company entered into transactions with a related party controlled by the CEO during the year ended December 31, 2019. The transactions were a pass through of expenses and reimbursements. During the year ended December 31, 2019, the Company received advances of $324,102 ($430,000 Canadian Dollars), which were fully repaid. As of December 31, 2019, there was $0 due or payable.

The Company entered into transactions with a related party controlled by the CEO during the year ended December 31, 2019. The transactions were a pass through and allocation of expenses and reimbursements.  As of December 31, 2019 the Company was owed $277,432.

Note 10 – Accounts Payable and Accrued Liabilities

As of December 31, 2019 and 2018, accounts payable and accrued liabilities consisted of the following:

	December 31, 2019	December 31, 2018
Accrued payroll	$110,536	$217,069
Legal fees	68,098	71,236
Commissions	229,657	134,784
Manufacturers (including related party payable of $956,438 and $1,775,617, respectively)	2,082,256	3,898,896
Promotions	1,312,541	1,262,503
Returns allowance	-	850,627
Accounting Fees	10,873	104,198
Rent	-	61,738
Customers	26,206	76,617
Royalties, related party	93,643	304,434
Warehousing	13,746	64,289
Sales taxes	313,985	180,222
Payroll taxes	90,500	178,069
Severance Accrual	270,333	506,250
Related Party Reimbursements	1,135	178,825
Others	50,555	307,463
Total	$4,674,064	$8,397,220

The Company has accounted for a severance accrual in the amount of $506,250 as of December 31, 2018 relating to the termination of an employee. This liability was paid out in three remaining equal installments of $168,750, net of taxes, during 2019.

The Company has not filed its State & Local Income/Franchise tax returns in States it is required to file for the last few years, so such returns and liability remain open. The Company has estimated and accrued for its sales tax liability at $273,855 for the parent entity as of December 31, 2019.

Note 11 – Notes Payable

The Company’s loans payable at December 31, 2019 and 2018 are as follows:

	December 31, 2019	December 31, 2018

Loans payable	$5,760,461	$7,772,151
Unamortized debt issuance cost	(48,432)	(179,261)
Total	5,712,029	7,592,890
Less: Current portion	(5,465,113)	(1,963,887)
Long-term portion	$246,916	$5,629,003

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

The Company also recorded deferred financing costs of $289,045 with respect to the above loan. The Company recognized amortization of deferred financing costs of $3,257 during the year ended December 31, 2018. Unamortized debt issuance costs were fully amortized as of December 31, 2018.

The Company recognized and paid interest expense of $0 and $4,611 during the years ended December 31, 2019 and 2018, respectively. Accrued interest expense was $0 as of both December 31, 2019 and 2018. Loan payable balance was $0 as of December 31, 2019 and 2018.

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

Company recorded present value of future payments of $260,461 and $272,151 as of December 31, 2019 and 2018, respectively. At December 31, 2019 and 2018, the Company owed Knight $475,000 and $525,000 in relation to this agreement. The Company recorded interest expense of $38,310 and $39,911 for the year ended December 31, 2019 and 2018, respectively. The Company made payments of $50,000 during both 2019 and 2018.

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

We have amended our covenants under our loan agreement on March 27, 2019. The new covenants are as follows: we will maintain a minimum EBITDA of $1,900,000 for the twelve months ending on December 31, 2018, $2,500,000 for the twelve months ending March 31, 2019, $3,500,000 for the twelve months ending June 30, 2019 and $5,000,000 for the twelve months period ending on last day of each fiscal quarters thereafter. We shall maintain a net debt to TTM EBITDA ratio of no more than 8:1 for the twelve month period ending on December 31, 2018 until March 31, 2019 and shall maintain a net debt to TTM EBITDA ratio of no more than 6:1 thereafter. We shall maintain at all times a positive cash balance of $575,000 for the three month period ending December 31, 2018, $750,000 for the three month period ending March 31, 2019 and $1,000,000 thereafter. The default interest rate of 2.5% applies (from 13% to 15.5%) in accordance to our current agreement and was in effect as of October 1, 2018 to June 30, 2019. Effective June 30, 2019 the interest rate referred back to 10.5%.

The Company also recorded deferred financing costs of $452,869 with respect to the above loan. The Company recognized amortization of deferred financing costs of $130,829 and $210,710 during the years ended December 31, 2019 and 2018, respectively. Unamortized debt issuance cost as of December 31, 2019 and 2018 amounted to $48,432 and $179,261, respectively.

The Company recognized interest expense of $912,486 and $1,057,833 during the years ended December 31, 2019 and 2018, respectively. Accrued interest was $0 as of both December 31, 2019 and 2018. The loan balance at December 31, 2019 and 2018 was $5,500,000 and $7,500,000, respectively.

Note 12 – Stockholders’ Equity

The total number of shares of all classes of capital stock which the Company is authorized to issue is 300,000,000 shares of common stock with $0.00001 par value.

During the year ended December 31, 2019, the Company issued 26,391 shares of its common stock valued at $39,585 in full and final settlement on the Perfekt transaction.

As of December 31, 2019, and 2018, there were 89,889,074 and 89,862,683, respectively, shares of the Company’s common stock issued and outstanding.

Note 13 – Commitments and Contingencies

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

Other Commitments

During the year ended December 31, 2019 the Company received a 60 day Proposition 65 letter that one of its products did not have California’s Proposition 65 label. The Company has settled the matter and made a one-time payment of $85,000 in full satisfaction of the matter.

Note 14 – Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees and consultants under a stock option plan at December 31, 2019:

	Options Outstanding			Options Exercisable
Exercise Price ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
$0.25 – 0.70	6,166,667	5.6	$0.54	5,833,333	$0.53

The stock option activity for the year ended December 31, 2019 is as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2017	8,666,667	$0.51
Granted	-	-
Exercised	-	-
Expired or canceled	(1,500,000)	(0.55)
Outstanding at December 31, 2018	7,166,667	0.50
Granted
Exercised
Expired or canceled	(1,000,000)	(0.25)
Outstanding at December 31, 2019	6,166,667	$0.54

Stock-based compensation expense related to vested options was $161,570 and $440,999 during the years ended December 31, 2019 and 2018, respectively. The Company determined the value of share-based compensation for options vesting during the year ended December 31, 2017 using the Black-Scholes fair value option-pricing model with the following weighted average assumptions: estimated fair value of Company’s common stock of $0.48-0.50, risk-free interest rate of 1.95-1.99%, volatility of 116-117%, expected lives of 10 years, and dividend yield of 0%. Stock options outstanding as of December 31, 2019, as disclosed in the above table, have an intrinsic value of $0. As of December 31, 2019, unamortized stock-based compensation costs related to options was $128,929, and will be recognized over a period of one year.

Note 15 – Stock Warrants

The warrant activity for the year ended December 31, 2019 is as follows:

	Warrants Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2017	1,000,000	$5
Granted
Exercised
Expired or canceled	(1,000,000)	(5)
Outstanding at December 31, 2018	-	$-
Granted
Exercised
Expired or canceled
Outstanding at December 31, 2019	-	$-

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

Net sales attributed to customers in the United States and foreign countries for the years ended December 31, 2019 and 2018 were as follows:

	December 31, 2019	December 31, 2018
United States	$27,295,126	$31,731,304
Foreign countries	2,062,420	2,093,191
	$29,357,546	$33,824,495

Foreign countries primarily consist of Australia and Canada.

The Company’s net sales by product group for the years ended December 31, 2019 and 2018 were as follows:

	December 31, 2019	December 31, 2018
Nutraceuticals	$28,149,938	$31,332,952
Over the Counter (OTC)	62,359	427,871
Consumer Goods	706,688	987,230
Cosmeceuticals	438,561	1,076,442
	$29,357,546	$33,824,495

(1) Net sales for any other product group of similar products are less than 10% of consolidated net sales.

The Company’s net sales by major sales channel for the years ended December 31, 2019 and 2018 were as follows:

	December 31, 2019	December 31, 2018
Online	$10,382,593	$16,156,081
Retail	18,974,953	17,668,414
	$29,357,546	$33,824,495

Long-lived assets (net) attributable to operations in the United States and foreign countries as of December 31, 2019 and 2018 were as follows:

	December 31, 2019	December 31, 2018
United States	$-	$11,058,528
Foreign countries	7,636	12,004
	$7,636	$11,070,532

Note 17 – Subsequent Events

The Company evaluated its December 31, 2019 consolidated financial statements for subsequent events through the date the consolidated financial statements were issued.

During 2020, the Company received an advance of $100,000 Canadian Dollars from a related party.

The recent outbreak of COVID-19, which has been declared by the World Health Organization to be a pandemic, has spread across the globe and is impacting worldwide economic activity. A pandemic, including COVID-19, or other public health epidemic poses the risk that the Company or its employees, suppliers, and other partners may be prevented from conducting business activities at full capacity for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. While it is not possible at this time to estimate the impact that COVID-19 could have on the Company’s business, the continued spread of COVID-19 and the measures taken by the governments of countries affected and in which the Company operates could disrupt the operation of the Company’s business. The COVID-19 outbreak and mitigation measures may also have an adverse impact on global economic conditions, which could have an adverse effect on the Company’s business and financial condition, including on its potential to conduct financings on terms acceptable to the Company, if at all. In addition, the Company may take temporary precautionary measures intended to help minimize the risk of the virus to its employees, including temporarily requiring all employees to work remotely, and discouraging employee attendance at in-person work-related meetings, which could negatively affect the Company’s business. The extent to which the COVID-19 outbreak impacts the Company’s results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

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

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our management, with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2019.

Based on this evaluation, these officers concluded that, as of December 31, 2019, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting as identified below under the heading “Management’s Report on Internal Control over Financial Reporting.” Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

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

Under the supervision of our chief executive officer (our principal executive officer) and, our chief financial officer (our principal financial officer and principal accounting officer), we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 using the criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at December 31, 2019.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019, we determined that there were control deficiencies that constituted material weaknesses which are indicative of many small companies with small staff, such as:

(1)	inadequate segregation of duties and effective risk assessment; and

(2)	insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both generally accepted accounting principles in the United States and guidelines of the Securities and Exchange Commission.

These control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements could not have been prevented or detected on a timely basis. As a result of the material weaknesses described above, we concluded that we did not maintain effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control Integrated Framework issued by COSO. Our management is currently evaluating remediation plans for the above deficiencies. During the period covered by this annual report on Form 10-K, we have not been able to remediate the remaining weaknesses described above. However, we plan to take steps to enhance and improve the design of our internal control over financial reporting.

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the year ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Title	Tenure

Jack Ross	54	Chief Executive Officer, Chief Financial Officer and Director	Since October 2014
Stephen Fryer	81	Director	Since December 2014
Paul SoRelle	63	Director	Since December 2014
Gale Bensussen	72	Director	Since October 2017
Patrick McCullough	55	President	Since October 2017

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

CORPORATE GOVERNANCE

Director Independence

As of April 7, 2020, we have four directors. Each director is elected to hold office for a one year period or until the next Annual Meeting of Shareholders and until his/her successor has been qualified and elected following the one year of service. Our common stock is not listed on any exchange. Consequently, no exchange rules regarding director independence are applicable to us. However, we have applied the director independence test of The NASDAQ Capital Market and Mr. Fryer and Mr. SoRelle are independent directors. Officers serve at the discretion of the Company’s directors. There are no understandings between the director of the Company or any other person pursuant to which any officer or director was or is to be selected as an officer or director.

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

Shareholder Communications

Shareholders may send written communications on the Company’s web site: www.synergychc.com

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company’s executive officers, directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of the Company’s common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms filed by such reporting persons. Based solely upon the Company’s review of such forms furnished to it, the Company believes that during the fiscal year ended December 31, 2019, all of its executive officers, directors, and every person who is directly or indirectly the beneficial owner of more than 10% of any class of the Company’s securities, complied with the filing requirements of Section 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth certain information about compensation paid, earned or accrued for services for each executive officer for the past two fiscal years.

Summary Compensation Table

	Year	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
Jack Ross (1)	2019	$0	$0	$0	$0	$0	$0
Chairman, Chief Financial Officer and Chief Executive Officer	2018	0	0	0	0	0	0

Patrick S. McCullough (2)	2019	299,994	0	0	0	0	299,994
President	2018	299,994	37,500	0	0	0	337,494

Jeffrey Kadanoff (3)	2019	0	0	0	0	0	0
Chief Financial Officer (former)	2018	472,535	0	0	0	0	472,535

(1)	Mr. Ross also served as our President until October 2017.
(2)	Mr. McCullough was hired in October 2017.
(3)	Mr. Kadanoff was hired in October 2017 and terminated in August 2018.

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

Equity Compensation Plans

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees and consultants under a stock option plan at December 31, 2019:

	Options Outstanding			Options Exercisable
Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
$0.25-0.70	6,166,667	5.6	$0.54	5,833,333	$0.53

The stock option activity for the year ended December 31, 2019 is as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2017	8,666,667	$0.51
Granted	-	-
Exercised	-	-
Expired or canceled	(1,500,000)	(0.55)
Outstanding at December 31, 2018	7,166,667	$0.50
Granted	-	-
Exercised	-	-
Expired or canceled	(1,000,000)	0.25
Outstanding at December 31, 2019	6,166,667	$0.54

Stock-based compensation expense related to vested options was $161,570 and $440,999 during the years ended December 31, 2019 and 2018, respectively. The Company determined the value of share-based compensation for options vesting during the year ended December 31, 2017 using the Black-Scholes fair value option-pricing model with the following weighted average assumptions: estimated fair value of Company’s common stock of $0.48-0.50, risk-free interest rate of 1.95-1.99%, volatility of 116-117%, expected lives of 10 years, and dividend yield of 0%. Stock options outstanding as of December 31, 2019, as disclosed in the above table, have an intrinsic value of $0.

Outstanding Equity Awards at Fiscal Year-End

The following table contains certain information concerning unexercised options for our executive officers as of December 31, 2019.

	Option awards					Stock awards
Name	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options	Option exercise price	Option expiration date	Number of shares or units of stock that have not vested	Market value of shares of units of stock that have not vested	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested
	-	-	-	-	-	-	-	-	-

Patrick McCullough		1,000,000		0.70	10/10/27

Director Compensation

The following table provides information regarding all compensation paid to non-employee directors during the fiscal year ended December 31, 2019.

Name	Fees earned or paid in cash	Stock awards	Option awards	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
Jack Ross	$-	-	-	-	-	-	$-
Stephen Fryer	$-	-	-	-	-	-	$-
Paul SoRelle	$-	-	-	-	-	-	$-
Gale Bensussen	$-	-	-	-	-	-	$-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding our common stock beneficially owned as of April 7, 2020, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. To the best of our knowledge, subject to community and marital property laws, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

Common Stock Beneficially Owned
	Number of shares beneficially owned (1)	Percentage of shares beneficially owned (2)
Executive officers and directors: (1)
Jack Ross (3)	48,614,433	53.5%
Stephen Fryer (4)	1,000,000	1.10%
Paul SoRelle (5)	2,296,658	2.53%
Gale Bensussen	-	-
Patrick McCullough (4)	1,000,000	1.10%
All directors and executive officers as a group (5 persons)	52,911,091	57.44%

5% Stockholders: (2)

Gowan Private Equity Inc (3)	43,780,750	48.71%
Knight Therapeutics (Barbados) Inc.(6)	17,645,812	19.63%

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding.

(2)	Based on 89,889,074 shares outstanding on April 7, 2020.

(3)	This stockholder’s address is: 275 Canterbury Lane, Fall River NS B2T 1A4, Canada. Jack Ross is the Chief Executive Officer of Kenek Brands, Inc., Dunhill Distribution Group, Inc. and Gowan Private Equity Inc. Gowan Private Equity owns 43,780,750 shares. Dunhill Distribution Group owns 3,208,649 shares and Gowan Capital Inc. owns 1,625,034 shares.

(4)	Consists of an option to purchase 1,000,000 shares of common stock.

(5)	Consists of 1,296,658 shares of common stock owned by the SoRelle Family Partnership LLP and an option to purchase 1,000,000 shares of common stock held by Mr. SoRelle.

(6)	Consists of 17,645,812 shares of common stock. This stockholder’s address is Chancery House, High Street, Bridgetown, Barbados.

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

The Company accrued and paid consulting fees of $57,917 per month through December 2019 to a company owned by Mr. Jack Ross, Chief Executive Officer of the Company. The Company also paid thirteen months of a vehicle allowance of $1,500 per month. The Company expensed $824,413 and $648,944, respectively during 2019 and 2018 as consulting fees, and made payments totaling $852,626 and $648,944 towards services to an entity owned and controlled by an officer and shareholder of the Company for the year ended December 31, 2019 and 2018, respectively. As of December 31, 2019 and 2018, the total outstanding balance was $0 and $28,213, respectively.

On January 22, 2015, the Company entered into a Loan Agreement with Knight Therapeutics (Barbados) Inc. a related party (owner of greater than 10% shares of the Company), for the purchase of the Focus Factor assets. At December 31, 2017, the Company owed Knight $559,243 on this loan, net of discount, which was paid-off during 2018 (see Note 11).

On June 26, 2015, the Company entered into a Security Agreement with Knight Therapeutics, Inc., through its wholly owned subsidiary Neuragen Corp. for the purchase of Knight Therapeutics, Inc.’s assets. At December 31, 2019 and 2018, the Company owed Knight $475,000 and $525,000 on this agreement (see Note 11). The Company recorded present value of future payments of $260,461 and $272,151 as of December 31, 2019 and 2018, respectively.

On August 18, 2015, the Company entered into a Consulting Agreement with Kara Harshbarger, the co-founder of Hand MD, LLC, pursuant to which she will provide marketing and sales related service. The Company will pay Ms. Harshbarger $10,000 a month for one year unless the Consulting Agreement is terminated earlier by either party. Hand MD, LLC is a 50% owner in Hand MD Corp. The Company expensed $120,000 through payroll for each of the years ended December 31, 2019 and 2018. As of December 31, 2019 and 2018, the total outstanding balance was $0.

On December 23, 2016, we entered into an agreement with Knight Therapeutics for the distribution rights of FOCUSFactor in Canada. In conjunction with this agreement, we are required to pay Knight a distribution fee equal to 30% of gross sales for sales achieved through a direct sales channel and 5% of gross sales for sales achieved through retail sales. The minimum due to Knight under this agreement is $100,000 Canadian dollars. As of December 31, 2019 and 2018, the total outstanding balance was $100,000 and $200,000 Canadian dollars. In US Dollars, the total outstanding balance was $70,295 and $152,834 as of December 31, 2019 and 2018, respectively.

On December 23, 2016, we entered into an agreement with Knight Therapeutics for the distribution rights of Hand MD into Canada. In conjunction with this agreement, we are required to pay Knight a distribution fee equal to 60% of gross sales for sales achieved through a direct sales channel until the sales in the calendar year equal the threshold amount and then 40% of all such gross sales in such calendar year in excess of the threshold amount and 5% of gross sales for sales achieved through retail sales. The minimum due to Knight under this agreement is $25,000 Canadian dollars. As of both December 31, 2019 and 2018, the total outstanding balance was $25,000 Canadian dollars. In US Dollars, the total outstanding balance was $17,574 and $18,325 as of December 31, 2019 and 2018, respectively.

On August 9, 2017, the Company entered into a Loan Agreement with Knight Therapeutics (Barbados) Inc., a related party, for a working capital loan. At December 31, 2019 and 2018, the Company owed Knight $5,451,568 and $7,320,739, respectively, on this loan, net of debt issuance cost (see Note 11).

The Company expensed royalty of $4,867 and $16,066 for the years ended December 31, 2019 and 2018, respectively. At December 31, 2019 and 2018, the Company owed Knight Therapeutics $246 and $5,906, respectively, in connection with a royalty distribution agreement.

The Company expensed commissions of $9,065 and $43,374 for the years ended December 31, 2019 and 2018, respectively. At December 31, 2019 and 2018, the Company owed Founded Ventures, owned by a shareholder in the Company, $0 and $10,579, respectively, in connection with a commission agreement.

The Company expensed commissions of $644 and $10,016 for the years ended December 31, 2019 and 2018, respectively. At December 31, 2019 and 2018, the Company owed Founded Ventures $0 and $3,547, respectively in connection with a commission agreement.

The Company expensed royalty of $0 and $2,361 for the years ended December 31, 2019 and 2018, respectively. At December 31, 2019 and 2018, the Company owed Knight Therapeutics $0 and $193, respectively, in connection with a royalty distribution agreement.

The Company paid $14,801 and $250,000 for the years ended December 31, 2019 and 2018, respectively, to Hand MD, Corp, related to a royalty agreement. As of both December 31, 2019 and 2018, the Company owed Hand MD Corp. $0 in minimum future royalties.

The Company expensed royalty of $192,700 and $392,589 for the years ended December 31, 2019 and 2018, respectively. At December 31, 2019 and 2018, the Company owed Knight Therapeutics $5,528 and $109,329, respectively, in connection with a royalty distribution agreement.

A member of the Company’s Board of Directors is an executive officer of a supplier to the Company. During the years ended December 31, 2019 and 2018, the Company acquired $4,847,626 and $4,392,245, of products from the supplier, respectively, and included in cost of sales. The Company owed the supplier $956,438 and $1,775,617, respectively at December 31, 2019 and 2018.

The Company entered into transactions with a related party controlled by CEO, during the year ended December 31, 2019. The transactions were a pass through of expenses and reimbursements. During the year ended December 31, 2019, the Company received advances of $324,102 ($430,000 Canadian Dollars), which were fully repaid.  As of December 31, 2019, there was $0 due or payable.

The Company entered into transactions with a related party controlled by the CEO, during the year ended December 31, 2019. The transactions were a pass through and allocation of expenses and reimbursements.  As of December 31, 2019 the Company was owed $277,432.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Committee’s Pre-Approval Practice

Prior to our engagement of our independent auditor, such engagement was approved by our board of directors. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant our requirements, the independent auditors and management are required to report to our board of directors at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our board of directors may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by us for the year ended December 31, 2019 and 2018, were approved by our board of directors.

RBSM LLP serves as our independent registered public accounting firm.

Independent Registered Public Accounting Firm Fees and Services

The following table sets forth the aggregate fees including expenses billed to us for the years ended December 31, 2019 and 2018 by our auditors.

	Year Ended	Year Ended
	December 31, 2019	December 31, 2018
Audit Fees(1)	$145,000	$172,000
Audit-Related Fees(2)	-	-
Tax Fees(3)	-	21,900
All Other Fees(4)	-	-
Total	$145,000	$193,900

(1)	Audit Fees - This category includes the audit of the Company’s annual financial statements, review of financial statements included in its Quarterly Reports on Form 10-Q, and services that are normally provided by independent auditors in connection with the engagement for fiscal years.

(2)	Audit-Related Fees - This category consists of fees reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported as “Audit Fees.”

(3)	Tax Fees - This category consists of tax compliance, tax advice, and tax planning work.

(4)	All Other Fees - This category consists of fees for other miscellaneous items.

PART IV

ITEM 15. EXHIBITS FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this report:

1. Consolidated Financial Statements

2. Consolidated Financial Statement Schedules

None.

3. Exhibits

		Incorporated by Reference
Exhibit		(Unless Otherwise Indicated)
Number	Exhibit Title	Form	File	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated April 7, 2014, by and among Oro Capital Corporation, Synergy Merger Sub, Inc. and Synergy Strips Corp.	8-K	000-55098	2.1	4/9/2014

2.2	Agreement and Plan of Merger dated April 21, 2014 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 9, 2014).	8-K	000-55098	2.1	5/7/2014

2.3	Asset Purchase Agreement, dated January 22, 2015, by and among Synergy Strips Corp.; Factor Nutrition Labs, LLC; Vita Partners, LLC, RPR Partners, LLC, and Thor Associates, Inc.	10-K	000-55098	2.3	3/31/2015

2.4	Asset Purchase Agreement, dated June 26, 2015, by and between Neuragen Corp. and Knight Therapeutics, Inc.	8-K	000-55098	2.4	7/2/2015

3.1	Articles of Incorporation	S-1	333-185103	3.1	11/21/2012

3.2	Amendment to Articles of Incorporation	8-K	000-55098	3.1(b)	5/7/2014

3.3	Certificate of Amendment to Articles of Incorporation	8-K	000-55098	3.4	8/6/2015

3.4	By-Laws	S-1	333-185103	3.2	11/21/2012

3.5	Amendment to By-Laws	8-K	000-55098	3.2	6/26/2015

4.1	Form of Subscription Agreement	S-1/A	333-185103	4.1	2/19/2013

4.2	Synergy Strips Corp. Common Stock Purchase Warrant, dated January 22, 2015.	10-K	000-55098	4.2	3/31/2015

4.3	Synergy Strips Corp. Common Stock Purchase Warrant (10-Year Warrant), dated January 22, 2015.	10-K	000-55098	4.3	3/31/2015

4.4	Synergy CHC Corp. Common Stock Purchase Warrant, dated November 12, 2015.	8-K	000-55098	4.4	11/18/2015

4.5	Synergy CHC Corp. Common Stock Purchase Warrant (10-Year Warrant), dated November 12, 2015.	8-K	000-55098	4.5	11/18/2015

4.6	Synergy CHC Corp. Common Stock Warrant dated December 17, 2015.	8-K	000-55098	4.6	12/22/2015

10.1	Form of Sales and Marketing Consultant and Distribution Agreement, dated April 2, 2014.	8-K	000-55098	10.1	5/7/2014

10.2	Sales and Marketing Consultant and Distribution Agreement, dated April 2, 2014, between Synergy Strips Corp. and Kenek Brands Inc.	8-K	000-55098	10.1	5/7/2014

10.3	Loan Agreement, dated January 22, 2015, between Knight Therapeutics (Barbados) Inc. and Synergy Strips Corp.	10-K	000-55098	10.5	3/31/2015

10.4	Product Distribution Option Agreement, dated January 22, 2015, between Knight Therapeutics (Barbados) Inc. and Synergy Strips Corp.	10-K	000-55098	10.6	3/31/2015

10.5	Distribution, License and Supply Agreement, dated January 22, 2015, by and between Synergy Strips Corp. and Knight Therapeutics (Barbados) Inc.	10-K	000-55098	-	3/31/2015

10.6	Synergy Strips Corp. 2014 Equity Incentive Plan	8-K	000-55098	10.8	8/6/2015

10.7	Contribution Agreement, dated August 18, 2015, between Synergy CHC Corp. and Hand MD Corp.	8-K	000-55098	10.9	8/21/2015

10.8	Contribution Agreement, dated August 18, 2015, among Hand MD, LLC, Principal Owners as listed therein, Synergy CHC Corp. and Hand MD. Corp.	8-K	000-55098	10.10	8/21/2015

10.9	Intellectual Property License Agreement, dated August 18, 2015, by and between Synergy CHC Corp. and Hand MD. Corp.	8-K	000-55098	10.11	8/21/2015

10.10	Consulting Agreement, dated August 18, 2015, by and between Synergy CHC Corp. And Kara Harshbarger.	8-K	000-55098	10.12	8/21/2015

10.11	Stock Purchase Agreement, dated November 12, 2015, by and among Breakthrough Products, Inc., URX ACQUISITION TRUST, Jordan Eisenberg, other shareholders as listed therein and Synergy CHC Corp.	8-K	000-55098	10.13	11/18/2015

10.12	Share Purchase Agreement, dated November 15, 2015, between TPR Investments Pty Ltd CAN 128 396 654 as trustee for Polmear Family Trust, Timothy Polmear and Rebecca Polmear, NomadChoice Pty Limited ACN 160 729 939 trading as Flat Tummy Tea and Synergy CHC Corp.	8-K	000-55098	10.14	11/18/2015

10.13	First Amendment to Loan Agreement, dated November 12, 2015, between Knight Therapeutics (Barbados) Inc. and Synergy CHC Corp.	8-K	000-55098	10.15	11/18/2015

10.14	Amendment to First Amendment Agreement, dated December 3, 2015, between Knight Therapeutics (Barbados) Inc. and Synergy CHC Corp.	8-K	000-55098	10.16	12/9/2015

10.15	Amendment and Confirmation Agreement, dated December 3, 2015, by and among Knight Therapeutics (Barbados) Inc., Nomad Choice Pty Ltd., Synergy CHC Corp. and Breakthrough Products, Inc.	8-K	000-55098	10.17	12/9/2015

10.16	Settlement and Release Agreement, dated December 17, 2015, by and between Synergy CHC Corp., the former shareholders of Breakthrough Products, Inc. and URX ACQUISITION TRUST and as representative of certain shareholders.	8-K	000-55098	10.18	12/22/2015

21.1	Subsidiaries of the Registration	-	-	-	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)	-	-	-	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)	-	-	-	Filed herewith

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350	-	-	-	Filed herewith

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350	-	-	-	Filed herewith

101.INS	XBRL Instance Document.	-	-	-	Furnished herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	-	-	-	Furnished herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	-	-	-	Furnished herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	-	-	-	Furnished herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	-	-	-	Furnished herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	-	-	-	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNERGY CHC CORP.

Date: April 29, 2020	By:	/s/ Jack Ross
Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jack Ross	Chief Executive Officer	April 29, 2020
Jack Ross	(principal executive officer)

/s/ Stephen Fryer	Director	April 29, 2020
Stephen Fryer

/s/ Paul SoRelle	Director	April 29, 2020
Paul SoRelle

/s/ Gale Bensussen	Director	April 29, 2020
Gale Bensussen

/s/ Patrick McCullough	President	April 29, 2020
Patrick McCullough

