Form 10-K/A
period 2019-12-31
Synergy CHC Corp.
filed 2020-05-12
CIK 1562733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

Commission file number: 000-55098

Synergy CHC Corp.

(Exact name of registrant as specified in its charter)

Nevada	99-0379440
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

865 Spring St.

Westbrook, MA 04092

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

EXPLANATORY NOTE

On March 30, 2020 (the “Original Due Date”), Synergy CHC Corp. (the “Company”) filed a Current Report on Form 8-K, and is filing this Annual Report on Form 10-K (the “Annual Report”), in reliance on the Order of the Securities and Exchange Commission (the “SEC”), dated March 25, 2020, pursuant to Section 36 of the Securities Exchange Act of 1934 modifying exemptions from the reporting and proxy delivery requirements for public companies (Release No. 34-88465).

The COVID-19 pandemic has required the Company’s management to focus their attention primarily on responding to the challenges presented by the pandemic, including closing its offices, ensuring continuous operations, and adjusting the Company’s operations to address changes in the consumer products industry. This has, in turn, impacted the Company’s ability to complete its audit and file this Annual Report by the Original Due Date.

In addition, as required by Rule 12b-15 under the Exchange Act, the Company is including in this Amendment certifications from its Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act as exhibits to this Amendment. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

Except as described above, this Amendment does not modify or update disclosures in, or exhibits to, the Original Form 10-K. Furthermore, this Amendment does not change any previously reported financial results, nor does it reflect events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s filings with the SEC subsequent to the filing of the Original Form 10-K.

ITEM 15. EXHIBITS FINANCIAL STATEMENT SCHEDULES.

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

SYNERGY CHC CORP.

Date: May 12, 2020	By:	/s/ Jack Ross
Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jack Ross	Chief Executive Officer	May 12, 2020
Jack Ross	(principal executive officer)

/s/ Stephen Fryer	Director	May 12, 2020
Stephen Fryer

/s/ Paul SoRelle	Director	May 12, 2020
Paul SoRelle

/s/ Gale Bensussen	Director	May 12, 2020
Gale Bensussen