Form 10-Q
period 2020-03-31
Synergy CHC Corp.
filed 2020-06-29
CIK 1562733

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of June 22, 2020, 89,889,074 shares of our common stock were issued and outstanding.

EXPLANATORY NOTE

As previously disclosed in the Current Report on Form 8-K filed by the Company with the SEC on May 12, 2020, the filing of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2020 was delayed due to circumstances related to the COVID-19 pandemic. The Company relied on the SEC’s order pursuant to Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies, as amended (Release No. 34-88465), dated March 25, 2020, to delay the filing of this Form 10-Q.

SYNERGY CHC CORP.

INDEX

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Synergy CHC Corp.

Condensed Consolidated Balance Sheets

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$314,933	$1,224,514
Restricted cash	100,000	100,000
Accounts receivable, net (including related party receivable of $470,984 and $277,432, respectively)	3,037,441	1,423,786
Prepaid expenses	191,153	186,143
Income taxes receivable	-	251,614
Inventory, net	1,714,096	1,861,038
Total Current Assets	5,357,623	5,047,095

Fixed assets, net	112,907	135,898
Intangible assets, net	6,671	7,636
Total Assets	$5,477,201	$5,190,629

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued liabilities (including related party payable of $839,124 and $956,438, respectively)	$4,134,020	$4,674,064
Deferred revenue	17,137	7,887
Income taxes payable	164,338	-
Current portion of long-term debt, net of debt discount and debt issuance cost, related party	5,486,377	5,465,113
Total Current Liabilities	9,801,872	10,147,064

Long-term Liabilities:
Note payable, net of debt discount and debt issuance cost, related party	243,207	246,916
Total Long-term Liabilities	243,207	246,916
Total Liabilities	10,045,079	10,393,980

Commitments and contingencies

Stockholders’ Deficit:
Common stock, $0.00001 par value; 300,000,000 shares authorized; 89,889,074 shares issued and outstanding	899	899
Additional paid in capital	19,057,634	19,018,955
Accumulated other comprehensive income	345,855	11,364
Accumulated deficit	(23,972,266)	(24,234,569)
Total stockholders’ deficit	(4,567,878)	(5,203,351)
Total Liabilities and Stockholders’ Deficit	$5,477,201	$5,190,629

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Synergy CHC Corp.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income

	For the three months ended
	March 31, 2020	March 31, 2019
Revenue	$6,117,286	$9,468,955
Cost of sales (including related party purchases of $124,008 and $819,633, respectively)	1,497,779	2,540,450
Gross profit	4,619,507	6,928,505

Operating expenses
Selling and marketing	2,253,956	3,311,867
General and administrative	1,333,524	1,487,107
Depreciation and amortization	26,845	306,275
Total operating expenses	3,614,325	5,105,249

Income from operations	1,005,182	1,823,256

Other (income) expenses
Interest income	(66)	(111)
Interest expense	158,522	340,128
Remeasurement loss (gain) on translation of foreign subsidiary	278,126	(16,508)
Amortization of debt issuance cost	20,757	38,368

Total other expenses	457,339	361,877

Net income before income taxes	547,843	1,461,379
Income tax expense (benefit)	285,540	(5,908)
Net income after tax	$262,303	$1,467,287

Net income per share – basic	$0.00	$0.02
Net income per share – diluted	$0.00	$0.02

Weighted average common shares outstanding
Basic	89,889,074	89,865,319
Diluted	89,899,074	89,865,319

Comprehensive income:
Net income	262,303	1,467,287
Foreign currency translation adjustment	334,491	(70,940)
Comprehensive income	$596,794	$1,396,347

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Synergy CHC Corp.

Unaudited Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

	Common stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2018	89,862,683	$899	$18,817,800	$179,116	$(15,027,122)	$3,970,693

Fair value of vested stock options			45,533			45,533
Foreign currency translation loss				(70,940)	-	(70,940)
Common stock issued for Per-fekt settlement	26,391	-	39,586			39,586
Net income					1,467,287	1,467,287
Balance as of March 31, 2019	89,889,074	$899	$18,902,919	$108,176	$(13,559,835)	$5,452,159

	Common stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance as of December 31, 2019	89,889,074	$899	$19,018,955	$11,364	$(24,234,569)	$(5,203,351)

Fair value of vested stock options			38,679			38,679
Foreign currency translation gain				334,491		334,491
Net income					262,303	262,303
Balance as of March 31, 2020	89,889,074	$899	$19,057,634	$345,855	$(23,972,266)	$(4,567,878)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Synergy CHC Corp.

Unaudited Condensed Consolidated Statements of Cash Flows

	For the three months ended
	March 31, 2020	March 31, 2019
Cash Flows from Operating Activities
Net income	$262,303	$1,467,287
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	26,845	306,275
Amortization of debt issuance cost	20,756	38,368
Stock based compensation expense	38,679	85,119
Remeasurement loss (gain) on translation of foreign subsidiary	275,237	(16,508)
Foreign currency transaction loss	114,608	98,357
Non cash implied interest	9,299	9,737
Reversal of allowance for doubtful accounts	(170,309)	-
Gain on write-off of payables	(180,000)	-
Changes in operating assets and liabilities:
Accounts receivable	(1,259,338)	120,802
Accounts receivable, related party	(193,552)	-
Inventory	146,942	1,810
Prepaid expense	4,534	405,766
Income taxes receivable	251,614	-
Income tax payable	164,338	-
Accounts payable and accrued liabilities	(635,464)	(2,035,676)
Accounts payable, related party	(187,804)	296,710
Deferred revenue	9,250	34,664
Net cash (used in) provided by operating activities	(1,302,062)	813,711

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Advances from related party	70,490	-
Repayment of notes payable	(12,500)	(512,500)
Net cash provided by (used in) financing activities	57,990	(512,500)

Effect of exchange rate on cash, cash equivalents and restricted cash	334,491	(70,940)

Net (decrease) increase in cash, cash equivalents and restricted cash	(909,581)	230,271

Cash, Cash Equivalents and restricted cash, beginning of period	1,324,514	595,916

Cash, Cash Equivalents and restricted cash, end of period	$414,933	$826,187

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$145,434	$289,598
Income taxes	$-	$38,919

Supplemental Disclosure of Non-cash Investing and Financing Activities	$-	$-

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

Note 2 – Summary of Significant Accounting Policies

General

The accompanying condensed consolidated financial statements as of March 31, 2020 and December 31, 2019 and for the three months ended March 31, 2020 and 2019 are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Rule S-X of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2019 and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on April 29, 2020.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Significant estimates are assumptions about collection of accounts receivable, current income taxes, deferred income taxes valuation allowance, useful life of fixed and intangible assets, and assumptions used in Black-Scholes-Merton, or BSM, valuation methods, such as expected volatility, risk-free interest rate, and expected dividend rate. The results of any changes in accounting estimates are reflected in the financial statements in the period in which the changes become evident. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period that they are determined to be necessary.

Reclassification

Certain amounts in prior periods have been reclassified to conform to current period presentation. These reclassifications had no effect on the previously reported net loss.

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. As of March 31, 2020, the Company had no cash equivalents. The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (FDIC) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At March 31, 2020, the uninsured balance amounted to $94,869.

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows.

	March 31, 2020	December 31, 2019	March 31, 2019

Cash and cash equivalents	$314,933	$1,224,514	$688,836
Restricted cash	100,000	100,000	137,351
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$414,933	$1,324,514	$826,187

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

Contract Costs

Costs incurred to obtain a contract are capitalized unless short term in nature. As a practical expedient, costs to obtain a contract that are short term in nature are expensed as incurred. The Company does not have any contract costs capitalized as of March 31, 2020.

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

Accounts receivable

Accounts receivable are generally unsecured. The Company establishes an allowance for doubtful accounts receivable based on the age of outstanding invoices and management’s evaluation of collectability. Accounts are written off after all reasonable collection efforts have been exhausted and management concludes that likelihood of collection is remote. Any future recoveries are applied against the allowance for doubtful accounts. As of March 31, 2020 and December 31, 2019, allowance for doubtful accounts was $113,662 and $283,972, respectively. During the three months ended March 31, 2020, the Company reversed allowance for doubtful accounts of $170,309.

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

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under ASC subtopic 260-10, Earnings Per Share. Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted earnings per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock (using the “treasury stock” method), unless their effect on net loss per share is anti-dilutive. As of March 31, 2020, and 2019, options to purchase 5,666,667 and 7,166,667 shares of common stock, respectively, were outstanding.

The following is a reconciliation of the number of shares used in the calculation of basic earnings per share and diluted earnings per share for the three months ended March 31, 2020, and 2019:

	For the three months ended
	March 31, 2020	March 31, 2019

Net income after tax	$262,303	$1,467,287

Weighted average common shares outstanding	89,889,074	89,865,319
Incremental shares from the assumed exercise of dilutive stock options	-	-
Dilutive potential common shares	89,889,074	89,865,319

Net earnings (loss) per share:
Basic	$0.00	$0.02
Diluted	$0.00	$0.02

The following securities were not included in the computation of diluted net earnings per share as their effect would have been antidilutive:

	2020	2019
Options to purchase common stock	5,666,667	7,166,667

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

As of March 31, 2020, the Company has determined that there were no assets or liabilities measured at fair value.

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

The exchange rates used to translate amounts in AUD and CAD into USD for the purposes of preparing the consolidated financial statements were as follows:

Balance sheet:

	March 31, 2020	December 31, 2019
Period-end AUD: USD exchange rate	$0.6141	$0.7030
Period-end CAD: USD exchange rate	$0.7049	$0.7699

Income statement:

	March 31, 2020	March 31, 2019
Average Quarterly AUD: USD exchange rate	$0.6585	$0.7126
Average Quarterly CAD: USD exchange rate	$0.7445	$0.7522

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

Presentation of Financial Statements – Going Concern

Going Concern Evaluation

In connection with preparing unaudited condensed consolidated financial statements for the three months ended March 31, 2020, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the financial statements are issued.

The Company considered the following:

● At March 31, 2020, the Company had an accumulated deficit of $23,972,266.

● At March 31, 2020, the Company had working capital deficit of $4,444,249.

● Revenue decline in 2020 as compared to 2019 of $3,351,669.

● During the three months ended March 31, 2020, the Company used cash in operating activities of $1,302,062.

● The Company was required to make repayment of loans payable of $500,000 and accrued interest during the three months ended March 31, 2020.

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

● Subsequent to March 31, 2020, the Company raised $2.5 million via debt financing.

● During the three months ended March 31, 2020, the Company repaid $12,500 of loans. Subsequent to March 31, 2020, the Company repaid $500,000 of loans.

● The Company generated net income of $262,303 for the three months ended March 31, 2020.

● Working capital deficit of $4,444,249 at March 31, 2020, includes loans payables to related party of $5,486,377, payables to related party of $839,124 and deferred revenue of $17,137.

● The Company has line of credit facility of $20 million available from its current lender for future mergers and acquisition.

● Subsequent to March 31, 2020, the Company has secured distribution of a new hand sanitizer product under its Hand MD brand in Canada.

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

As of June 29, 2020 and March 31, 2020, the Company had $2,098,237 and $414,933, respectively, in cash and cash equivalents.

Recent Accounting Pronouncements

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

The carrying value of inventory consisted of the following:

	March 31, 2020	December 31, 2019
Finished goods	$1,375,944	$1,554,013
Components	269,501	264,518
Inventory in transit	451	42,507
Raw materials	68,200	-
Total inventory	$1,714,096	$1,861,038

On January 22, 2015, inventory was pledged to Knight Therapeutics under the Loan Agreement (see note 10).

Note 4 – Accounts Receivable

Accounts receivable, net of allowances for sales returns and doubtful accounts, consisted of the following:

	March 31, 2020	December 31, 2019
Trade accounts receivable (including related party receivable of $470,984 and $277,432, respectively – see note 8)	$3,151,103	$1,707,758
Less allowances	113,662	283,972
Total accounts receivable, net	$3,037,441	$1,423,786

During the year ended December 31, 2019, the Company charged $283,972 to bad debt expense. During the three months ended March 31, 2020, the Company reversed allowance for doubtful accounts of $170,309.

Note 5 – Prepaid Expenses

Prepaid expenses consisted of the following:

	March 31, 2020	December 31, 2019
Advances for inventory	$24,082	$9,071
Insurance	14,589	16,763
Deposits	6,500	10,234
Promotion - Bloggers	84,674	-
Software subscriptions	-	9,536
Promotions	44,455	122,626
Miscellaneous	16,853	17,913
Total	$191,153	$186,143

Note 6 – Concentration of Credit Risk

Cash and cash equivalents

The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (FDIC) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At March 31, 2020 and December 31, 2019, the uninsured balances amounted to $94,869 and $947,312, respectively.

Accounts receivable

As of March 31, 2020, five customers accounted for 83% of the Company’s accounts receivable. As of December 31, 2019, two customers accounted for 52% of the Company’s accounts receivable.

Major customers

For the three months ended March 31, 2020, three customers accounted for approximately 60% of the Company’s net revenue. For the three months ended March 31, 2019, two customers accounted for approximately 40% of the Company’s net revenue. For the year ended December 31, 2019, two customers accounted for approximately 51% of the Company’s net revenues. Substantially all of the Company’s business is with companies in the United States.

Accounts payable

As of March 31, 2020 and December 31, 2019, two vendors accounted for 72% and 73%, respectively, of the Company’s accounts payable. This includes a related party vendor.

Major suppliers

For the three months ended March 31, 2020, one supplier accounted for approximately 33% of the Company’s purchases. For the three months ended March 31, 2019, two suppliers accounted for approximately 41% of the Company’s purchases. For the year ended December 31, 2019, two suppliers accounted for approximately 40% of the Company’s purchases. Substantially all of the Company’s business is with suppliers in the United States. This includes purchases from a related party supplier.

Note 7 – Fixed Assets and Intangible Assets

As of March 31, 2020, and December 31, 2019, fixed assets and intangible assets consisted of the following:

	March 31, 2020	December 31, 2019

Property and equipment	$569,681	$566,445
Less accumulated depreciation	(456,774)	(430,547)
Fixed assets, net	$112,907	$135,898

Depreciation expense for the three months ended March 31, 2020 and 2019 was $26,152 and $38,060, respectively.

	March 31, 2020	December 31, 2019

FOCUSfactor intellectual property	$-	$1,450,000
Perfekt intellectual property	-	-
Cocowhite intellectual property	-	-
Intangible assets subject to amortization	19,259	5,388,230
Less accumulated amortization	(12,588)	(4,908,696)
Less accumulated impairment	-	(1,921,898)
Intangible assets, net	$6,671	$7,636

Amortization expense for the three months ended March 31, 2020 and 2019 was $694 and $268,215, respectively.

Note 8 – Related Party Transactions

The Company accrued and paid consulting fees of $82,917 per month to a company owned by Mr. Jack Ross, Chief Executive Officer of the Company. The Company expensed $258,750 during the three months ended March 31, 2020. As of March 31, 2020, the total outstanding balance was $82,917 for consulting fees and reimbursements.

On June 26, 2015, the Company entered into a Security Agreement with Knight Therapeutics, Inc., (owner of greater than 10% shares of the Company) through its wholly owned subsidiary Neuragen Corp., for the purchase of Knight Therapeutics, Inc.’s assets. At March 31, 2020 and December 31, 2019, the Company owed Knight $462,500 and $475,000 in relation to this agreement. The Company recorded present value of future payments of $257,259 as of March 31, 2020 (see Note 10).

On August 18, 2015, the Company entered into a Consulting Agreement with Kara Harshbarger, the co-founder of Hand MD, LLC, pursuant to which she will provide marketing and sales related service. The Company pays Ms. Harshbarger $10,000 a month for one year unless the Consulting Agreement is terminated earlier by either party. The Company has extended this agreement on a month to month basis. Hand MD, LLC is a 50% owner in Hand MD Corp. The Company expensed $30,000 through payroll for the three months ended March 31, 2020. As of March 31, 2020, the total outstanding balance was $0.

On August 9, 2017, the Company entered into a Loan Agreement with Knight Therapeutics (Barbados) Inc., a related party, for a working capital loan. At March 31, 2020, the Company owed Knight $5,472,325 on this loan, net of debt issuance cost (see Note 10).

On December 23, 2016, we entered into an agreement with Knight Therapeutics for the distribution rights of FOCUSFactor in Canada. In conjunction with this agreement, we are required to pay Knight a distribution fee equal to 30% of gross sales for sales achieved through a direct sales channel and 5% of gross sales for sales achieved through retail sales. The minimum due to Knight under this agreement is $100,000 Canadian dollars. As of March 31, 2020, the total outstanding balance was $100,000 Canadian dollars. In US Dollars, the total outstanding balance was $70,295 as of March 31, 2020.

On December 23, 2016, we entered into an agreement with Knight Therapeutics for the distribution rights of Hand MD into Canada. In conjunction with this agreement, we are required to pay Knight a distribution fee equal to 60% of gross sales for sales achieved through a direct sales channel until the sales in the calendar year equal the threshold amount and then 40% of all such gross sales in such calendar year in excess of the threshold amount and 5% of gross sales for sales achieved through retail sales. The minimum due to Knight under this agreement is $25,000 Canadian dollars. As of March 31, 2020 the total outstanding balance was $25,000 Canadian dollars. In US Dollars, the total outstanding balance was $17,574.

The Company expensed royalty of $35,821   during the three months ended March 31, 2020. At March 31, 2020 NomadChoice Pty Ltd., a subsidiary of the Company, owed Knight Therapeutics $35,821 in connection with a royalty distribution agreement.

The Company expensed royalty of $410   during the three months ended March 31, 2020. At March 31, 2020 the Company owed Knight Therapeutics $410 in connection with a royalty distribution agreement for Sneaky Vaunt.

The Company paid $934 during the three months ended March 31, 2020 to Hand MD, Corp, related to a royalty agreement. At March 31, 2020, the Company owed Hand MD Corp. $0 in minimum future royalties.

A member of the Company’s Board of Directors is an executive officer of a supplier to the Company. During the three months ended March 31, 2020 the Company acquired $124,008 of products from the supplier and included in cost of sales. The Company owed the supplier $559,584 at March 31, 2020.

The Company entered into transactions with a related party controlled by the CEO during the three months ended March 31, 2020. The transactions were a pass through of expenses and reimbursements. During the three months ended March 31, 2020, the Company received advances of $70,490 ($100,000 Canadian Dollars). As of March 31, 2020, there were $70,490 payable and $30,640 receivable.

The Company entered into transactions with a related party controlled by the CEO during the three months ended March 31, 2020. The transactions were a pass through and allocation of expenses and reimbursements. As of March 31, 2020 the Company was owed $440,343.

Note 9 – Accounts Payable and Accrued Liabilities

As of March 31, 2020, and December 31, 2019, accounts payable and accrued liabilities consisted of the following:

	March 31, 2020	December 31, 2019
Accrued payroll (included related party payable of $82,916 and $0, respectively)	$173,795	$110,536
Legal fees	27,047	68,098
Commissions	324,283	229,657
Manufacturers (including related parties of $559,584 and $956,438, respectively)	2,311,659	2,082,256
Promotions	289,621	1,312,541
Accounting fees	30,101	10,873
Customers	23,994	26,206
Royalties, related party	125,720	93,643
Warehousing	5,977	13,746
Taxes	654,119	674,818
Related party loan and reimbursements	70,904	1,135
Others	96,800	50,555
Total	$4,134,020	$4,674,064

During the three months ended March 31, 2020, the Company recorded a gain on write-off of payables of $180,000.

The Company has not filed its State & Local Income/Franchise tax returns in States it is required to file for the last few years, so such returns and liability remain open. The Company has estimated and accrued for its sales tax liability at $245,717 for the parent entity as of March 31, 2020.

Note 10 – Notes Payable

The Company’s loans payable at March 31, 2020 and December 31, 2019 are as follows:

	March 31, 2020	December 31, 2019

Loans payable	$5,757,259	$5,760,461
Unamortized debt issuance cost	(27,675)	(48,432)
Total	5,729,584	5,712,029
Less: Current portion	(5,486,377)	(5,465,113)
Long-term portion	$243,207	$246,916

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

The Company recorded present value of future payments of $257,259 and $260,461 as of March 31, 2020 and December 31, 2019, respectively. The Company recorded imputed interest expense of $9,299 for the three months ended March 31, 2020.

During the three months ended March 31, 2020, the Company made a payment of $12,500 in connection with this Security Agreement.

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

We have amended our covenants under our loan agreement on March 27, 2019. The new covenants are as follows: we will maintain a minimum EBITDA of $1,900,000 for the twelve months ending on December 31, 2018, $2,500,000 for the twelve months ending March 31, 2019, $3,500,000 for the twelve months ending June 30, 2019 and $5,000,000 for the twelve months period ending on last day of each fiscal quarters thereafter. We shall maintain a net debt to TTM EBITDA ratio of no more than 8:1 for the twelve month period ending on December 31, 2018 until March 31, 2019 and shall maintain a net debt to TTM EBITDA ratio of no more than 6:1 thereafter. We shall maintain at all times a positive cash balance of $575,000 for the three month period ending December 31, 2018, $750,000 for the three month period ending March 31, 2019 and $1,000,000 thereafter. The default interest rate of 2.5% applies (from 13% to 15.5%) in accordance to our current agreement and will be in effect as of October 1, 2018 to June 30, 2019. Effective June 30, 2019 the interest rate referred back to 10.5%. (See note 16)

The Company also recorded deferred financing costs of $452,869 with respect to the above loan. The Company recognized amortization of deferred financing costs of $20,756 during the three months ended March 31, 2020. Unamortized debt issuance cost as of March 31, 2020 amounted to $27,675.

The Company recognized interest expense of $138,542 and paid $138,542 during the three months ended March 31, 2020. Accrued interest was $0 as of March 31, 2020. The loan balance at March 31, 2020 was $5,500,000.

Note 11 – Stockholders’ Equity

The total number of shares of all classes of capital stock which the Company is authorized to issue is 300,000,000 shares of common stock with $0.00001 par value.

During the three months ended March 31, 2019, the Company issued 26,391 shares of its common stock valued at $39,586 in full and final settlement on the Per-fekt transaction.

As of both March 31, 2020 and December 31, 2019, there were 89,889,074 shares of the Company’s common stock issued and outstanding.

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

The Company granted Mr. McCullough an option to purchase 1,000,000 shares of the Company’s common stock, subject to the approval of the Company’s Board of Directors (the “Option Grant”). The Option Grant vests in three (3) equal annual installments on the first three anniversaries of Mr. McCullough’s start date with the Company, provided that Mr. McCullough remains employed by the Company on each such date. The Option Grant will be granted under the Company’s 2014 Stock Incentive Plan pursuant to a stock grant agreement between the Company and Mr. McCullough. (See note 16)

Note 13 – Stock Options

The following table summarizes the options outstanding, option exercisability and the related prices for the shares of the Company’s common stock issued to employees and consultants under a stock option plan at March 31, 2020:

	Options Outstanding			Options Exercisable
Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
$0.25 – 0.70	5,666,667	5.8	$0.52	5,416,666	$0.52

The stock option activity for the three months ended March 31, 2020 is as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2019	6,166,667	$0.54
Granted	-	-
Exercised	-	-
Expired or canceled	(500,000)	(0.70)
Outstanding at March 31, 2020	5,666,667	$0.52

Stock-based compensation expense related to vested options was $38,679 during the three months ended March 31, 2020, which is a component of general and administrative expense in the statement of operations. The Company determined the value of share-based compensation for options vesting during the period using the Black-Scholes fair value option-pricing model with the following weighted average assumptions: estimated fair value of Company’s common stock of $0.48-0.50, risk-free interest rate of 1.95-1.99%, volatility of 116-117%, expected lives of 10 years, and dividend yield of 0%. Stock options outstanding as of March 31, 2020, as disclosed in the above table, have an intrinsic value of $0. As of March 31, 2020, unamortized stock-based compensation costs related to options was $90,251, and will be recognized over a period of 0.5 years.

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

Net sales attributed to customers in the United States and foreign countries for the three months ended March 31, 2020 and 2019 were as follows:

	March 31, 2020	March 31, 2019
United States	$5,963,815	$8,612,521
Foreign countries	153,471	856,434
	$6,117,286	$9,468,955

Foreign countries primarily consist of Australia and Canada.

The Company’s net sales by product group for the three months ended March 31, 2020 and 2019 were as follows:

	March 31, 2020	March 31, 2019
Nutraceuticals	$5,766,691	$9,055,444
Over the Counter (OTC)	22,310	8,332
Consumer Goods	302,897	157,623
Cosmeceuticals	25,388	247,556
	$6,117,286	$9,468,955

(1) Net sales for any other product group of similar products are less than 10% of consolidated net sales.

The Company’s net sales by major sales channel for the three months ended March 31, 2020 and 2019 were as follows:

	March 31, 2020	March 31, 2019
Online	$2,671,221	$3,853,024
Retail	3,446,065	5,615,931
	$6,117,286	$9,468,955

Long-lived assets (net) attributable to operations in the United States and foreign countries as of March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020	December 31, 2019
United States	$-	$-
Foreign countries	6,671	7,636
	$6,671	$7,636

Note 15 – Income Taxes

Income tax expense (benefit) was $285,540 for the three months ended March 31, 2020, compared to $(5,908) for the same periods in 2019. The current provision is attributable to Australian operations and the current tax rate in effect in that country.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020. The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer’s social security payments, net operating loss utilization and carryback periods and modifications to the net interest deduction limitations. At this time, the Company does not believe that the CARES Act will have a material impact on its income tax provision for 2020. The Company will continue to evaluate the impact of the CARES Act on its financial position, results of operations and cash flows.

The total deferred tax asset is calculated by multiplying a domestic federal (US) 21% marginal tax rate by the cumulative net operating loss carryforwards (“NOL”). The domestic marginal tax rate does not include any state & local marginal tax rate attributable to the Company. The Company currently has estimated NOLs, which expire through 2035. Management has determined based on all the available information that a 100% valuation reserve is required.

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

Note 16 – Subsequent Events

Management evaluated all activities of the Company through the issuance date of the Company’s unaudited condensed consolidated financial statements and concluded that except as noted below, no subsequent events have occurred that would require adjustment or disclosure into the unaudited condensed consolidated financial statements.

On May 8, 2020, the Company entered into a Third Amendment Agreement (the “Third Amendment”) to the Amended and Restated Loan Agreement (the “Loan Agreement”) with Knight Therapeutics (Barbados) Inc. (“Knight”), pursuant to which Knight agreed to loan the Company an additional $2.5 million (the “Additional Loan”). That same day (the “Closing”), the Company paid Knight a work fee of $36,000, and $25,000 for Knight’s legal costs and expenses incurred in connection with the Third Amendment. The Third Amendment amends the original loan agreement that the Company and Knight entered into in January 2015 and subsequently amended (as amended, the “Original Loan Agreement”). The Additional Loan matures on May 8, 2021 (the “TA Maturity Date”) and bears interest at 12.5% per annum compounding quarterly. On the TA Maturity Date, the Company will pay Knight a success fee (the “Success Fee”) of $83,250. The Success Fee is payable in cash or stock as set forth in the Loan Agreement. The Third Amendment includes customary representations, warranties, and affirmative and restrictive covenants, including covenants to attain and maintain certain financial metrics, including an undertaking to maintain at all times a cash balance of $600,000 and EBITDA of $3,000,000.

Terms of the $10,000,000 August 9, 2017 loan (Third Tranche) (see note 10) was modified in the Third amendment. Third tranche shall bear interest from May 8, 2020 at a rate equal to 12.5% per annum compounded quarterly. The Company shall pay success fee in the amount of $1,000,000 with respect to the Third Tranche, which shall be fully earned on May 8, 2020 and payable no later than August 31, 2022. Third Tranche success fee shall bear interest at 12.5% per annum compounding quarterly.

Patrick McCullough, and the Company are in a contractual services relationship till November 2020. On May 5, 2020, Patrick McCullough and the Company mutually agreed that Mr. McCullough would step down as President but remain a consultant under such contract with the Company. This mutual decision was not due to any disagreement on any matter relating to the Company’s operations, policies or practices.

Immediately thereafter, the Company’s Chief Executive Officer, assumed the role as President of the Company.

Subsequent to March 31, 2020 the Company has secured distribution of a new hand sanitizer product under its Hand MD brand in Canada.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Synergy for the three months ended March 31, 2020 and 2019, should be read in conjunction with the unaudited condensed consolidated financial statements of Synergy, and the notes to those unaudited condensed consolidated financial statements that are included elsewhere in this Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the caption, “Cautionary Note Regarding Forward-Looking Statements” and the “Business” section in our Form 10-K filed on April 29, 2020. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

For the three months ended March 31, 2020
Net income after tax	$262,303
Interest income	(66)
Interest expense	158,522
Taxes	285,540
Depreciation	26,152
Amortization	21,450
EBITDA	$753,901
One Time Expenses – Listing Fees	15,077
Bad debts recovery	(170,309)
Accounts payable write off	(180,000)
Stock-based compensation	38,679
Loss on foreign currency translation and transaction	389,845
Adjusted EBITDA	$847,193

EBITDA and Adjusted EBITDA are considered non-GAAP financial measures. EBITDA represents earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA represents EBITDA, further adjusted to exclude the impact of higher-than-normal revenue change other activity and certain expenses and transactions that we believe are not representative of our core operating results, including stock-based compensation; one-time expenses/incomes; and the gain/loss on foreign currency translation and transaction. The Company’s definitions of EBITDA and adjusted EBITDA might not be comparable to similarly titled measures reported by other companies.

Results of Operations for the Three months Ended March 31, 2020 and 2019

Revenue

For the three months ended March 31, 2020, we had revenue of $6,117,286 from sales of our products, as compared to revenue of $9,468,955 for the same period in 2019. We had a decrease in Nutraceuticals in 2020 as compared to 2019 due to lower online sales due to the shift from online to retail and 2019 being the launch year of some new products. We had an increase in Over the Counter in 2020 as compared to 2019 due to regular business fluctuations. We had an increase in Consumer Goods in 2020 as compared to 2019 due to a shift in business focus. We had a decrease in Cosmeceuticals in 2020 as compared to 2019 due to a shift in business focus. The revenue is comprised of the following categories:

	March 31, 2020	March 31, 2019
Nutraceuticals	$5,766,691	$9,055,444
Over the Counter (OTC)	22,310	8,332
Consumer Goods	302,897	157,623
Cosmeceuticals	25,388	247,556
	$6,117,286	$9,468,955

Cost of Revenue

For the three months ended March 31, 2020, our cost of revenue was $1,497,779. Our cost of revenue for the three months ended March 31, 2019, was $2,540,450. We had a decrease in Nutraceuticals in 2020 as compared to 2019 due to lower sales and a different mix of products being sold. We had an increase in Consumer Goods in 2020 as compared to 2019 due to an increase in revenue. We had a decrease in Cosmeceuticals in 2020 as compared to 2019 due to a shift in business focus. The cost of revenue is comprised of the following categories:

	March 31, 2020	March 31, 2019
Nutraceuticals	$1,425,274	$2,472,115
Over the Counter (OTC)	-	-
Consumer Goods	69,047	13,784
Cosmeceuticals	3,458	54,551
	$1,497,779	$2,540,450

Gross Profit

Gross profit was $4,619,507, or 76% for the three months ended March 31, 2020, as compared to gross profit of $6,928,505, or 73% for the same period in 2019, a decrease of $2,308,998, or 33%. The decrease in gross profit margin is directly related to the mix of products being sold.

Operating Expenses

Selling and Marketing Expenses

For the three months ended March 31, 2020, our selling and marketing expenses were $2,253,956 as compared to $3,311,867 for the same period in 2019, which is primarily due to decreased personnel in our advertising and marketing departments.

General and Administrative Expenses

For the three months ended March 31, 2020, our general and administrative expenses were $1,333,524. For the three months ended March 31, 2019, our general and administrative expenses were $1,487,107. The decrease is primarily due to better management of operating costs.

Depreciation and Amortization Expenses

For the three months ended March 31, 2020, our depreciation and amortization expenses were $26,845 as compared to $306,275 for the same period in 2019. The decrease is due to impairment of intangible assets in 2019.

Other Income and Expenses

For the three months ended March 31, 2020 and 2019 we had other (income) and expense items of the following:

	Three months ended March 31, 2020	Three months ended March 31, 2019
Interest income	$(66)	$(111)
Interest expense	158,522	340,128
Remeasurement loss (gain) on translation of foreign subsidiary	278,126	(16,508)
Amortization of debt issuance cost	20,757	38,368
Total other expense	$457,339	$361,877

For the three months ended March 31, 2020, we had interest expense of $158,522 as compared to $340,128 for the same period in 2019. The decrease was due to decrease in the interest rate of Loan 3 from 15.5% to 13% and decrease in the outstanding principal balance.

Net Income

For the three months ended March 31, 2020, our net income was $262,303 as compared to a net income of $1,467,287 for the same period in 2019.

Liquidity and Capital Resources

Overview

As of March 31, 2020, we had $314,933 cash on hand and a $4,444,249 working capital deficit. In addition, we also had restricted cash of $100,000 which is held for credit card collateral.

Presentation of Financial Statements – Going Concern

Going Concern Evaluation

In connection with preparing unaudited condensed consolidated financial statements for the three months ended March 31, 2020, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the financial statements are issued.

The Company considered the following:

● At March 31, 2020, the Company had an accumulated deficit of $23,972,266.

● At March 31, 2020, the Company had working capital deficit of $4,444,249.

● Revenue decline in 2020 as compared to 2019 of $3,351,669.

● During the three months ended March 31, 2020, the Company used cash in operating activities of $1,302,062.

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

● Subsequent to March 31, 2020, the Company raised $2.5 million via debt financing.

● During the three months ended March 31, 2020, the Company repaid $12,500 of loans. Subsequent to March 31, 2020, the Company repaid $500,000 of loans.

● The Company generated net income of $262,303 for the three months ended March 31, 2020.

● Working capital deficit of $4,444,249 at March 31, 2020, includes loans payables to related party of $5,486,377, payables to related party of $839,124   and deferred revenue of $17,137.

● The Company has line of credit facility of $20 million available from its current lender for future mergers and acquisition.

● Subsequent to March 31, 2020, the Company has secured distribution of a new hand sanitizer product under its Hand MD brand in Canada.

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

As of June 29 , 2020 and March 31, 2020, the Company had $2,098,237  and $414,933, respectively, in cash and cash equivalents.

Three months ended March 31, 2020 and 2019

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2020 was $(1,302,062), compared to net cash provided by operating activities of $813,711 for the same period in 2019. This decrease in net cash provided by operating activities for the three months ended March 31, 2020 was primarily attributable to an increase in accounts receivable and decrease in accounts payable and accrued expenses.

The $(1,302,062) consists of our net income of $262,303 adjusted by:

Amortization of debt issuance cost	$20,756
Depreciation and amortization	26,845
Stock based compensation	38,679
Non cash implied interest	9,299
Remeasurement loss on translation of foreign subsidiary	275,237
Foreign currency transaction loss	114,608
Reversal of allowance for doubtful accounts	(170,309)
Gain on write-off of payables	(180,000)
Increase in accounts receivable	(1,259,338)
Increase in accounts receivable, related party	(193,552)
Decrease in inventory	146,942
Decrease in prepaid expenses	4,534
Decrease in income tax receivable	251,614
Increase in income tax payable	164,338
Decrease in accounts payable and accrued liabilities	(635,464)
Decrease in accounts payable and accrued liabilities, related party	(187,804)
Increase in deferred revenue	9,250

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2020 was $0, compared to net cash used of $0 for the same period in 2019.

Net Cash Used in Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2020 was $57,990, compared to net cash used of $512,500 for the same period in 2019.

Repayment of notes payable	$(12,500)
Advances from related party	70,490

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer), who is also our Chief Financial Officer (principal financial officer), reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and concluded that as of March 31, 2020, (i) the Company’s disclosure controls and procedures were not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”), and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Signatures	Title	Date

/s/ Jack Ross	Chief Executive Officer	June 29, 2020
Chief Financial Officer

