Form 10-Q/A
period 2020-03-31
Synergy CHC Corp.
filed 2020-06-30
CIK 1562733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2020

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-55098

SYNERGY CHC CORP.

(Exact name of registrant as specified in its charter)

Nevada	99-0379440
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

865 Spring Street, Westbrook Maine 04092

(Address of principal executive offices and zip code)

(615) 939-9004

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of June 20, 2020, there were approximately 89,889,074 shares of the registrant’s common stock issued and outstanding.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 (the “Amendment”) to the Quarterly Report on Form 10-Q of Synergy CHC Corp. (the “Company”) that was filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 29, 2020 (the “Quarterly Report”) is to add this Explanatory Note regarding our reliance on SEC Release No. 34-88465 (the “SEC Order”) issued by the SEC on March 25, 2020, under Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in connection with the filing of the Quarterly Report. The SEC Order provides conditional relief to public companies that are unable to timely comply with their filing obligations as a result of the novel coronavirus (“COVID-19”) outbreak by extending, subject to the conditions of the SEC Order, the filing deadline by up to 45 days for certain Exchange Act reports due on or before July 1, 2020.

As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on May 12, 2020, the Company determined to rely on the relief provided by the SEC Order to delay the filing of the Quarterly Report due to circumstances related to the COVID-19 pandemic.

The unprecedented outbreak of COVID-19 in the United States caused the closing of the Company’s offices and required the Company’s internal staff, outside accountants and independent registered public accounting firm to work remotely, resulting in the disruption of the Company’s operations and business. Thus, the Company was unable to timely prepare and file the Quarterly Report that was due May 15, 2020 (the “Original Due Date”), and therefore the Company elected to rely on the conditional filing relief provided under the SEC Order.

No other changes have been made to the Quarterly Report, except that Part II, Item 6 of the Quarterly Report is also being amended to refer to the updated Exhibit Index that is included herein for the purpose of including abbreviated officer certifications that are being filed herewith. This Form 10-Q/A speaks as of the original filing date of the Quarterly Report and has not been updated to reflect events occurring subsequent to the original filing date.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit		Incorporated by Reference (Unless Otherwise Indicated)
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNERGY CHC CORP.

Date: June 30, 2020	By:	/s/ Jack Ross
Jack Ross
Principal Financial and Chief Accounting Officer