Form 10-Q
period 2024-09-30
Synergy CHC Corp.
filed 2024-12-06
CIK 1562733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________to___________________________

Commission File Number: 001-42374

SYNERGY CHC CORP.

(Exact name of registrant as specified in its charter)

Nevada	99-0379440
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

865 Spring Street Westbrook, Maine	04092
(Address of principal executive offices)	(Zip Code)

(207) 321-2350

(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, par value $0.00001 per share	SNYR	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐

As of December 2, 2024, there were 8,703,818 shares of common stock, par value $0.00001 per share, of the registrant issued and outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Synergy CHC Corp.

Condensed Interim Financial Statements

For the Nine Months Ended September 30, 2024 and 2023

Unaudited

(Expressed in U.S. Dollars)

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL REPORTING CONDENSED INTERIM FINANCIAL REPORTING

The accompanying unaudited condensed interim financial statements of Synergy CHC Corp. (“the Company”) have been prepared by management in accordance with accounting principles generally accepted in the United States (GAAP). Management acknowledges responsibility for the preparation and presentation of the unaudited condensed interim financial statements, including responsibility for significant accounting estimates and the choice of accounting principles and methods that are appropriate to the Company’s circumstances.

Synergy CHC Corp.

Condensed Consolidated Balance Sheets

	September 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
Assets
Current Assets:
Cash	$259,375	$632,534
Restricted cash	100,000	100,000
Accounts receivable, net	4,072,030	2,106,094
Loan receivable (related party)	4,438,727	4,459,996
Prepaid expenses (including related party amount of $570,000 and $501,321, respectively)	1,072,639	797,985
Inventory, net	1,910,515	3,726,240
Total Current Assets	11,853,286	11,822,849

Intangible assets, net	316,667	416,667

Total Assets	$12,169,953	$12,239,516

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued liabilities (including related party payable of $129,091 and $26,885, respectively)	$5,082,140	$11,727,490
Income taxes payable, net	254,272	185,665
Contract liabilities	2,100	14,202
Short term loans payable, related party	2,915,692	-
Current portion of long-term debt, net of debt discount and debt issuance cost, related party	3,000,000	-
Current portion of long-term debt, net of debt discount and debt issuance cost	6,994,766	2,094,525
Total Current Liabilities	18,248,970	14,021,882

Long-term Liabilities:
Note payable, net of debt discount and debt issuance cost, related party	9,333,053	12,426,997
Notes payable	9,757,022	13,096,610
Total Long-term Liabilities	19,090,075	25,523,607
Total Liabilities	37,339,045	39,545,489

Commitments and contingencies

Stockholders’ Deficit:
Common stock, $0.00001 par value; 300,000,000 shares authorized; 7,553,818 shares issued and outstanding	76	76
Additional paid in capital	19,157,931	19,148,707
Accumulated other comprehensive income (loss)	5,881	(102,467)
Accumulated deficit	(44,332,980)	(46,352,289)
Total stockholders’ deficit	(25,169,092)	(27,305,973)
Total Liabilities and Stockholders’ Deficit	$12,169,953	$12,239,516

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Synergy CHC Corp.

Unaudited Condensed Consolidated Statements of Income and Comprehensive Income

	For the three months ended		For the nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenue	$7,126,333	$10,805,735	$24,563,036	$29,559,440
Cost of sales	2,335,901	3,028,023	7,421,930	8,351,645
Gross profit	4,790,432	7,777,712	17,141,106	21,207,795

Operating expenses
Selling and marketing	2,509,440	4,302,034	9,149,303	10,533,217
General and administrative	1,196,784	1,326,864	3,449,007	4,294,634
Depreciation and amortization	33,333	-	100,000	-
Total operating expenses	3,739,557	5,628,898	12,698,310	14,827,851

Income from operations	1,050,875	2,148,814	4,442,796	6,379,944

Other (income) expenses
Other income	(252,405)	-	(252,405)	-
Interest expense, net	704,707	885,548	2,559,454	2,605,320
Remeasurement (gain) loss on translation of foreign subsidiary	7,279	(7,555)	2,166	(11,716)

Total other expenses	459,581	877,993	2,309,215	2,593,604

Net income before income taxes	591,294	1,270,821	2,133,581	3,786,340
Income tax benefit (expense)	192,299	13,366	(114,272)	(38,896)
Net income after tax	$783,593	$1,284,187	$2,019,309	$3,747,444

Net income per share – basic	$0.10	$0.17	$0.27	$0.50
Net income per share – diluted	$0.10	$0.17	$0.27	$0.50

Weighted average common shares outstanding
Basic	7,553,818	7,553,818	7,553,818	7,553,818
Diluted	7,553,818	7,553,818	7,553,818	7,553,818

Comprehensive income :
Net income	783,593	1,284,187	2,019,309	3,747,444
Foreign currency translation adjustment	(79,025)	105,398	108,348	(4,257)
Comprehensive income	$704,568	$1,389,585	$2,127,657	$3,743,187

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Synergy CHC Corp.

Unaudited Condensed Consolidated Statement of Stockholders’ Deficit

	Common stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance as of December 31, 2022	7,553,818	$76	$19,148,707	$22,389	$(52,691,039)	$(33,519,867)

Foreign currency translation loss				(4,443)		(4,443)
Net income					328,428	328,428
Balance as of March 31, 2023	7,553,818	$76	$19,148,707	$17,946	$(52,362,611)	$(33,195,882)
Foreign currency translation loss				(105,212)	-	(105,212)
Net income					2,134,829	2,134,829
Balance as of June 30, 2023	7,553,818	$76	$19,148,707	$(87,266)	$(50,227,782)	$(31,166,264)

Foreign currency translation loss				105,398	-	105,398
Net income					1,284,187	1,284,187
Balance as of September 30, 2023	7,553,818	$76	$19,148,707	$18,132	$(48,943,595)	$(29,776,680)

	Common stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance as of December 31, 2023	7,553,818	$76	$19,148,707	$(102,467)	$(46,352,289)	$(27,305,973)

Foreign currency translation gain				131,637		131,637
Net income					580,530	580,530
Balance as of March 31, 2024	7,553,818	$76	$19,148,707	$29,170	$(45,771,759)	$(26,593,806)
Fair value of vested stock options			4,611			4,611
Foreign currency translation gain				55,736		55,736
Net income					655,186	655,186
Balance as of June 30, 2024	7,553,818	$76	$19,153,318	$84,906	$(45,116,573)	$(25,878,273)
Fair value of vested stock options			4,613			4,613
Foreign currency translation gain				(79,025)		(79,025)
Net income					783,593	783,593
Balance as of September 30, 2024	7,553,818	$76	$19,157,931	$5,881	$(44,332,980)	$(25,169,092)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Synergy CHC Corp.

Unaudited Condensed Consolidated Statements of Cash Flows

	For the nine months ended	For the nine months ended
	September 30, 2024	September 30, 2023
Cash Flows from Operating Activities
Net income	$2,019,309	$3,747,444
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of debt issuance cost	47,519	37,838
Depreciation and amortization	100,000	-
Stock based compensation expense	9,224	-
Foreign currency transaction loss	23,777	16,146
Remeasurement loss on translation of foreign subsidiary	2,166	(11,716)
Non cash implied interest	4,799	21,994
Changes in operating assets and liabilities:
Accounts receivable	(1,965,936)	102,649
Loan receivable, related party	21,269	118,192
Inventory	1,815,725	3,829,729
Prepaid expenses	(205,975)	(1,029,858)
Prepaid expense, related party	(396,683)	(143,106)
Income taxes receivable	-	5,381
Income taxes payable	68,607	-
Contract liabilities	(12,102)	3,434
Accounts payable and accrued liabilities	(3,011,384)	(9,335,734)
Accounts payable, related party	102,206	(100,242)
Net cash used in operating activities	(1,377,479)	(2,737,849)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Advances from related party	3,395,587	1,000,000
Repayment of advances from related party	(157,425)	-
Repayment of notes payable, related party	(84,500)	(73,500)
Proceeds from notes payable	600,000	360,000
Repayment of notes payable	(2,857,690)	(733,010)
Net cash provided by financing activities	895,972	553,490

Effect of exchange rate on cash, cash equivalents and restricted cash	108,348	(4,257)
Net decrease in cash, cash equivalents and restricted cash	(373,159)	(2,188,616)

Cash and restricted cash, beginning of year	732,534	2,526,443
Cash and restricted cash, end of period	$359,375	$337,827

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$2,432,653	$2,584,604
Income taxes	$45,664	$-

Supplemental Disclosure of Noncash Investing and Financing Activities:
Accounts payable converted to loan payable upon settlement	$3,770,824	$-
Reduction of short term related party note payable by reduction of prepaid balance	$328,003	$-

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

The Company is a consumer health care company that is in the process of building a portfolio of best-in-class consumer product brands. Synergy’s strategy is to grow its portfolio both organically and by further acquisitions.

Effective January 1, 2019 the Company has merged its U.S. subsidiaries (Neuragen Corp., Breakthrough Products, Inc., Sneaky Vaunt Corp., and The Queen Pegasus Corp.) into the parent company.

Synergy is the sole owner of two subsidiaries: NomadChoice Pty Ltd., and Synergy CHC Inc. and the results have been consolidated in these statements.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023 are unaudited. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2023 and footnotes thereto.

All amounts referred to in the notes to the consolidated financial statements are in United States Dollars ($) unless stated otherwise.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Reverse Stock Split

On September 11, 2024, we effected a 1-for-11.9 reverse stock split with respect to our common stock. The reverse stock split did not change the number of authorized shares of common stock or par value. All references in these condensed consolidated financial statements to shares, share prices, exercise prices and other per share information in all periods have been adjusted, on a retroactive basis, to reflect the reverse stock split.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Significant estimates included are assumptions about collection of accounts receivable, current income taxes, deferred income taxes valuation allowance, useful life of intangible assets, impairment analysis of intangible assets, estimates used in the fair value calculation of stock based compensation, assumptions used in Black-Scholes-Merton, or BSM, valuation methods, such as expected volatility, risk-free interest rate and expected dividend rate, accrual of sales returns, and accrual of legal expense. The results of any changes in accounting estimates are reflected in the financial statements in the period in which the changes become evident. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period that they are determined to be necessary.

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. As of September 30, 2024 and December 31, 2023, the Company had no cash equivalents. The Company maintains its cash in banks insured by the Federal Deposit Insurance Corporation (FDIC) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At September 30, 2024 and December 31, 2023, the uninsured balances amounted to $98,254 and $441,711, respectively.

Restricted Cash

The following table provides a reconciliation of cash and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows.

	September 30, 2024	December 31, 2023

Cash	$259,375	$632,534
Restricted cash	100,000	100,000
Total cash and restricted cash shown in the statement of cash flows	$359,375	$732,534

Amounts included in restricted cash represent amounts held for credit card collateral.

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

Contract Costs

Costs incurred to obtain a contract are capitalized unless short term in nature. As a practical expedient, costs to obtain a contract that are short term in nature are expensed as incurred. The Company does not have any contract costs capitalized as of September 30, 2024 and December 31, 2023.

Contract Liabilities

The Company’s contract liabilities consist of advance customer payments. Contract liability results from transactions in which the Company has been paid for products by customers, but for which all revenue recognition criteria have not yet been met. Once all revenue recognition criteria have been met, the contract liabilities are recognized.

	September 30, 2024	December 31, 2023

Beginning balance	$14,202	$5,197
Additions	2,100	14,202
Recognized as revenue	(14,202)	(5,197)
Ending balance	$2,100	$14,202

Accounts receivable

Accounts receivable are generally unsecured. The Company establishes an allowance for doubtful accounts receivable based on the age of outstanding invoices and management’s evaluation of collectability. Accounts are written off after all reasonable collection efforts have been exhausted and management concludes that likelihood of collection is remote. Any future recoveries are applied against the allowance for doubtful accounts. As of September 30, 2024 and December 31, 2023, allowance for doubtful accounts was $0 and $149,446, respectively.

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

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under ASC subtopic 260-10, Earnings Per Share. Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted earnings per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock (using the “treasury stock” method), unless their effect on net income per share is anti-dilutive. As of September 30, 2024 and 2023, options to purchase 336,134 and 252,102 shares of common stock, respectively, were outstanding.

The following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2024, and 2023:

	For the three months ended		For the nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Net income after tax	$783,593	$1,284,187	$2,019,309	$3,747,444

Weighted average common shares outstanding	7,553,818	7,553,818	7,553,818	7,553,818
Incremental shares from the assumed exercise of dilutive stock options	-	-	-	-
Dilutive potential common shares	7,553,818	7,553,818	7,553,818	7,553,818

Net earnings per share:
Basic	$0.10	$0.17	$0.27	$0.50
Diluted	$0.10	$0.17	$0.27	$0.50

The following securities were not included in the computation of diluted net earnings per share as their effect would have been antidilutive:

	2024	2023
Options to purchase common stock	336,134	252,102

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

As of both September 30, 2024 and December 31, 2023, the Company has determined that there were no assets or liabilities measured at fair value.

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

The exchange rates used to translate amounts in AUD and CAD into USD for the purposes of preparing the consolidated financial statements were as follows:

Balance sheet:

	September 30, 2024	December 31, 2023
Period-end AUD: USD exchange rate	$0.6931	$0.6805
Period-end CAD: USD exchange rate	$0.7408	$0.7561

Income statement:

	September 30, 2024	September 30, 2023
Average nine months AUD: USD exchange rate	$0.6623	$0.6688
Average nine months CAD: USD exchange rate	$0.7352	$0.7434
Average three months AUD: USD exchange rate	$0.6697	$0.6546
Average three months CAD: USD exchange rate	$0.7334	$0.7457

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

Deferred Offering Costs

Deferred offering costs consist of fees and expenses incurred in connection with the sale of the Company’s common stock in the IPO, including legal, accounting, printing and other offering related costs. Upon completion of the IPO, these deferred costs are to be reclassified from current assets to stockholders’ equity and recorded against the net proceeds from the offering. As of September 30, 2024 and 2023, deferred offering costs amounted to $92,372 and $0, respectively. Subsequently on October 24, 2024, the whole amount of deferred offering costs was charged to additional paid in capital upon the completion of the initial public offering as disclosed in Note 16, Subsequent events.

Government assistance

There is limited U.S. GAAP accounting guidance for for-profit entities that receive government assistance that is not in the form of a loan, an income tax credit or revenue from a contract with a client. We are permitted to utilize other accounting standards, and have elected to analogize to International Financial Reporting Standards (“IFRS”), specifically International Accounting Standards (“IAS”) 20, Accounting for Government Grants and Disclosures of Government Assistance. Following IAS 20, we recognize government assistance on a systematic basis over the periods in which we recognize the related costs for which the grant is intended to compensate, but only when there is reasonable assurance we will comply with all conditions attached to the grant and there is reasonable assurance the assistance will be received. We have interpreted “reasonable assurance” to mean “probable” as defined in loss contingencies guidance in U.S. GAAP.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relieve and Economic Security Act (“CARES Act”), which among other things, provided payroll tax credits to eligible employers to address the negative economic impacts of the coronavirus pandemic (“COVID-19”) outbreak. Based on the reasonable assurance criteria, during the three and nine months ended September 30, 2024, we have recognized $252,405 as other income and as a receivable.

Related parties

Parties are considered to be related to the Company if the parties that, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests (see Note 9).

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

Presentation of Financial Statements – Going Concern

Going Concern Evaluation

In connection with preparing unaudited condensed consolidated financial statements for the nine months ended September 30, 2024, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the unaudited condensed consolidated financial statements are issued.

The Company considered the following:

●	At September 30, 2024, the Company had an accumulated deficit of $44,332,980.

●	At September 30, 2024, the Company had working capital deficit of $6,395,684.

●	During the nine months ended September 30, 2024, the Company had $1,377,479 of net cash used in operating activities.

Ordinarily, conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern relate to the entity’s ability to meet its obligations as they become due.

The Company evaluated its ability to meet its obligations as they become due within one year from the date that the financial statements are issued by considering the following:

●	During the nine months ended September 30, 2024, the Company repaid $3.1 million of loans and received $4.0 million through loans from related party and others.

●	During the nine months ended September 30, 2024, the Company had a net income of $2,019,309.

●	The Company has the option of publicly selling its common stock to raise additional capital.

●	The Company raised additional capital through Initial Public Offering (IPO) during October 2024 – See Note 16.

●	The Company has the option of selling any of its brands to raise additional capital.

●	The Company has restructured its debt agreements in 2024 which extends the terms into 2026.

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

The Company will take the following actions if it starts to trend unfavorably to its internal profitability and cash flow projections, in order to mitigate conditions or events that would raise substantial doubt about its ability to continue as a going concern:

●	Raise additional capital through line of credit and/or loans financing for future mergers and acquisition.

●	Implement restructuring and cost reductions.

●	Raise additional capital through a private placement.

●	Raise additional capital through Initial Public Offering (IPO).

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU’) No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 amends the rules on income tax disclosures to require entities to disclose specific categories in the rate reconciliation, the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and income tax expense or benefit from continuing operations (separated by federal, state, and foreign). In addition, ASU 2023-09 requires entities to disclose their income tax payments to international, federal, state, and local jurisdictions, among other changes. The amendments can be applied on a prospective basis although retrospective application is permitted. The amendments are effective for the fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact this update will have on its Consolidated Financial Statements.

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 expands segment disclosure requirements through enhanced disclosures related to significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), a description of other segment items by reportable segment, and any additional measures of a segment’s profit or loss used by the CODM when deciding how to allocate resources. All disclosure requirements under ASU 2023- 07 are also required for public entities with a single reportable segment. The amendments are effective for the fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact this update will have on its Consolidated Financial Statements.

In October 2023, the FASB issued ASU No. 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative” (“ASU 2023-06”). ASU 2023-06 amends U.S. GAAP to reflect updates and simplifications to certain disclosure and presentation requirements referred to FASB by the Securities and Exchange Commission (“SEC”). The targeted amendments incorporate 14 of the 27 disclosures referred by the SEC into codification. Each amendment in ASU 2023-06 is effective on either the date on which the SEC’s removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, or on June 30, 2027, if the SEC has not removed the requirements by that date. The Company is currently evaluating the impact this update will have on its Consolidated Financial Statements.

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

The Company has not filed its State & Local Income/Franchise tax returns in states it is required to file, as such returns and liability remain open. The Company does not expect this to be a significant liability.

The Company had tax expense of $114,272 and $38,896 for the nine months ended September 30, 2024 and 2023, respectively. The Company had tax benefit of $192,299 and $13,366 for the three months ended September 30, 2024 and 2023, respectively. The Company’s provision for tax expense amount, computed by applying the statutory federal income tax rate of 21% in 2024 and 2023 to income before taxes, differs from the effective tax rate, due primarily to state income taxes and permanent items (plus utilization of NOL carryforwards in 2023.

The Company also has net operating loss carryforwards of approximately $51,800,000 and approximately $52,800,000 (United States and Canada) included in the deferred tax assets for September 30, 2024 and December 31, 2023, respectively, the majority attributable to the acquisition of Breakthrough Products, Inc. However, due to limitations of carryover attributes and separate return limitation year rules, it is unlikely the company will benefit from the NOL’s and thus Management has determined a 100% valuation allowance is required. Further, the Company has not completed an evaluation of the NOL’s attributable to Breakthrough Products, Inc. at the date of this report.

Note 4 – Accounts Receivable

Accounts receivable, net of allowances for doubtful accounts, consisted of the following:

	September 30, 2024	December 31, 2023
Trade accounts receivable	$4,072,030	$2,255,540
Less allowances	-	(149,446)
Total accounts receivable, net	$4,072,030	$2,106,094

During the nine months ended September 30, 2024 and 2023, the Company charged $0 to bad debt expense.

Note 5 – Prepaid Expenses

At September 30, 2024 and December 31, 2023, prepaid expenses consisted of the following:

	September 30, 2024	December 31, 2023
Advances for inventory	$230,128	$128,025
Insurance	6,220	6,133
Deposits	14,000	60,000
Contract employee, related party	570,000	501,321
Components	-	97,606
Promotions	144,448	-
IT expenses	14,951	-
Deferred offering costs	92,372	-
Miscellaneous	520	4,900
Total	$1,072,639	$797,985

Note 6 – Concentration of Credit Risk

Cash and cash equivalents

The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (FDIC) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At September 30, 2024 and December 31, 2023, the uninsured balance amounted to $98,254 and $441,711, respectively.

Accounts receivable

As of September 30, 2024 and December 31, 2023, four and two customers accounted for 62% and 68%, respectively, of the Company’s accounts receivable.

Major customers

For the nine months ended September 30, 2024, two customers accounted for approximately 69% of the Company’s net revenue. For the nine months ended September 30, 2023, three customers accounted for approximately 75% of the Company’s net revenue. For the three months ended September 30, 2024, three customers accounted for approximately 78% of the Company’s net revenue. For the three months ended September 30, 2023, three customers accounted for approximately 81% of the Company’s net revenue. Substantially all of the Company’s business is with companies in the United States.

Accounts payable

As of both September 30, 2024 and December 31, 2023, two vendors accounted for 41% and 64%, respectively, of the Company’s accounts payable.

Major suppliers

For the nine months ended September 30, 2024, three suppliers accounted for approximately 34% of the Company’s purchases. For the nine months ended September 30, 2023, three suppliers accounted for approximately 17% of the Company’s purchases. For the three months ended September 30, 2024, two suppliers accounted for approximately 41% of the Company’s purchases. For the three months ended September 30, 2023, two suppliers accounted for approximately 19% of the Company’s purchases. Substantially all of the Company’s business is with suppliers in the United States.

Note 7 – Inventory

Inventory consists of finished goods, components and raw materials. The Company’s inventory is stated at the lower of cost (FIFO cost basis) or net realizable value.

The carrying value of inventory consisted of the following:

	September 30, 2024	December 31, 2023
Finished goods	$1,771,566	$3,584,343
Components	93,949	93,949
Inventory in transit	-	2,948
Raw materials	45,000	45,000
Total inventory	$1,910,515	$3,726,240

As of January 22, 2015, inventory was pledged to Knight under the Loan Agreement (see note 12). As of September 30, 2024 and December 31, 2023, $0 and $2,948, respectively, of the Company’s inventory was in transit. During the nine months ended September 30, 2024 and 2023, the Company had no inventory write-offs.

 Note 8 – Intangible Assets

	September 30, 2024	December 31, 2023

License Fee	$450,000	$450,000
Less accumulated amortization	(133,333)	(33,333)
Intangible assets, net	$316,667	$416,667

Amortization expense for the nine months ended September 30, 2024 and 2023 was $100,000 and $0, respectively. Amortization for the three months ended September 30, 2024 and 2023 was $33,333 and $0, respectively.

The estimated aggregate amortization expense over each of the next five years is as follows:

2024 (remaining)	$33,333
2025	133,333
2026	133,333
2027	16,668

Note 9 – Related Party Transactions

The Company paid consulting fees through September 2024 to a company owned by Mr. Jack Ross, Chief Executive Officer of the Company. The Company expensed $0 during the three and nine months ended September 30, 2024 as consulting fees. The Company expensed $0 and $388,360 during the three and nine months ended September 30, 2023. The Company advanced $396,683 in the manner of a prepaid consulting fees during the nine months ended September 30, 2024 and applied $328,003 of that advance to a short term loan. The prepaid balance as of September 30, 2024 and December 31, 2023 was $570,000 and $501,321, respectively. During 2024, the Company was advanced $3,020,000 and $514,500 Canadian Dollars (US Dollars $375,587) in the form of a short term note. The balance owed as of September 30, 2024 and December 31, 2023 is $2,915,692 and $0, respectively.

On June 26, 2015, the Company entered into a Security Agreement with Knight Therapeutics, Inc., a related party (owner of greater than 10% shares of the Company), through its wholly owned subsidiary Neuragen Corp., for the purchase of Knight Therapeutics, Inc.’s assets. At March 31, 2024 and December 31, 2023, the Company owed Knight $275,000 and $287,500 in relation to this agreement (see Note 11). The Company recorded present value of future payments of $199,640 and $204,941 as of March 31, 2024 and December 31, 2023, respectively. During June 2024, this Security Agreement was consolidated into one loan under the sixth amendment.

The Company entered into transactions with a related party controlled by the CEO during prior years. The transactions were a pass through and allocation of expenses and reimbursements.  As of September 30, 2024 and December 31, 2023 the Company was owed $4,438,727 and $4,459,996, respectively.

The Company entered into a transaction with a related party controlled by the CEO during the year ended December 31, 2023. The transaction was in the form of a short term loan. The Company received $10,000 Canadian dollars (US Dollars $7,561). This amount was owed to the related party as of December 31, 2023 and was repaid during February 2024.

On August 9, 2017, the Company entered into a Loan Agreement with Knight Therapeutics (Barbados) Inc., a related party (owner of greater than 10% shares of the Company), for a working capital loan. At both March 31, 2024 and December 31, 2023, the Company owed Knight $5,000,000 on this loan, net of debt issuance cost (see Note 11). During the year ended December 31, 2020 a loan success fee of $1,000,000 was earned by Knight payable in August 2022 (see Note 11). At both March 31, 2024 and December 31, 2023, the Company owed Knight $1,000,000 on the loan success fee (see Note 11). During June 2024, this Loan Agreement was consolidated into one loan under the sixth amendment.

On May 8, 2020, the Company entered into a Third Amendment Agreement with Knight Therapeutics (Barbados) Inc., a related party, for working capital loan. At March 31, 2024 and December 31, 2023, the Company owed Knight $320,000 and $392,000, respectively on this loan (see Note 11). During June 2024, this Third Amendment Agreement was consolidated into one loan under the sixth amendment.

On July 7, 2022, the Company entered into a Fourth Amendment Agreement with Knight Therapeutics (Barbados) Inc., a related party, for an additional $2,000,000 loan (the “Second Additional Loan”). At both March 31, 2024 and December 31, 2023, the Company owed Knight $2,000,000 on this loan (see Note 11). During the year ended December 31, 2023 a loan success fee of $83,250 was earned by Knight and is payable as of both March 31, 2024 and December 31, 2023 (see Note 11). During June 2024, this Fourth Amendment Agreement was consolidated into one loan under the sixth amendment.

On September 30, 2023, the Company entered into a Fifth Amendment Agreement (the “Fifth Amendment”) to the Loan Agreement with Knight, pursuant to which Knight agreed to extend the maturity date of the Loan to March 31, 2024. The Company will pay Knight a closing fee of $1,000,000 in connection with the Fifth Amendment. This has been accrued for during the year ended December 31, 2022 since this was earned upon renegotiation of the loan during 2022 (see Note 11). During June 2024, this Fifth Amendment Agreement was consolidated into one loan under the sixth amendment.

The Company recognized interest expense of $1,488,475 and $1,279,646 during the nine month periods ended September 30, 2024 and 2023, respectively. The Company recognized interest expense of $378,214 and $446,619 during the three month periods ended September 30, 2024 and 2023, respectively. Accrued interest was $123,331 as of September 30, 2024. Accrued interest was $1,760,076 as of both March 31, 2024 and December 31, 2023 and was capitalized and included in the loan balance as of March 31, 2024 and December 31, 2023. During June 2024, the accrued interest was consolidated into one loan under the sixth amendment.

During June 2024, the Company entered into Sixth Amended Agreement with Knight Therapeutics Inc., a related party, to modify prior Agreements. This modification consolidates outstanding loans and extends the maturity dates of loans to March 31, 2026 (see Note 11).

On December 23, 2016, the Company entered into an agreement with Knight Therapeutics for the distribution rights of FOCUSFactor in Canada. In conjunction with this agreement, the Company is required to pay Knight a distribution fee equal to 30% of gross sales for sales achieved through a direct sales channel and 5% of gross sales for sales achieved through retail sales. The minimum due to Knight under this agreement is $100,000 Canadian dollars. During the year ended December 31, 2023, the Company expensed $133,502 Canadian dollars (US Dollars $98,939). As of both March 31, 2024 and December 31, 2023, the total outstanding balance was $549,229 Canadian dollars. In US Dollars, the total outstanding balance was $403,936 and $415,272 as of March 31, 2024 and December 31, 2023, respectively. During June 2024, these distribution fees have been consolidated into one loan under the sixth amendment.

On December 23, 2016, the Company entered into an agreement with Knight Therapeutics for the distribution rights of Hand MD into Canada. In conjunction with this agreement, the Company is required to pay Knight a distribution fee equal to 60% of gross sales for sales achieved through a direct sales channel until the sales in the calendar year equal the threshold amount and then 40% of all such gross sales in such calendar year in excess of the threshold amount and 5% of gross sales for sales achieved through retail sales. The minimum due to Knight under this agreement is $25,000 Canadian dollars. During the year ended December 31, 2023, the Company expensed was $25,000 Canadian dollars (US Dollars $18,531). As of both March 31, 2024 and December 31, 2023, the total outstanding balance was $160,637 Canadian dollars. In US Dollars, the total outstanding balance was $118,550 and $121,428 as of March 31, 2024 and December 31, 2023, respectively. During June 2024, these distribution fees have been consolidated into one loan under the sixth amendment.

The Company expensed royalty of $47,038 and $65,657 for the nine months ended September 30, 2024 and 2023, respectively. The Company expensed royalty of $5,761 and $20,165 for the three months ended September 30, 2024 and 2023, respectively. At September 30, 2024 and December 31, 2023, the Company owed Knight Therapeutics $5,760 and $19,324, respectively, in connection with a royalty distribution agreement.

On October 1, 2023 (effective date), the Company entered into second amendment to the Distribution Agreement with Knight with an initial term ending on February 25, 2026 with an automatic renewal of one year for a payment of $450,000 by the Company within 180 days from the effective date. The Company has recorded this payable in terms of a Note Payable to Knight Therapeutics in relation to a license fee of an intangible asset. The balance outstanding at both March 31, 2024 and December 31, 2023 was $450,000. During June 2024, this Distribution Agreement was consolidated into one loan under the sixth amendment.

Note 10 – Accounts Payable and Accrued Liabilities

As of September 30, 2024 and December 31, 2023, accounts payable and accrued liabilities consisted of the following:

	September 30, 2024	December 31, 2023
Accrued payroll	$104,054	$329,652
Legal fees	107,373	707,590
Commissions	1,187,864	601,988
Manufacturers	1,009,481	4,424,146
Promotions	223,138	3,315,755
Accounting Fees	260,967	223,286
Royalties, related party	5,760	19,324
Warehousing	787,745	962,260
Sales taxes	51,160	18,364
Payroll taxes	853,685	871,047
Professional Fees	45,363	41,556
Inventory	4,596	49,972
Interest	92,942	-
Interest, related party	123,331	-
Related party advance	-	7,561
Others	224,681	154,989
Total	$5,082,140	$11,727,490

The Company has estimated and accrued for its sales tax liability at $2,888 and $6,098 for the parent entity as of September 30, 2024 and December 31, 2023, respectively.

Note 11 – Notes Payable

The Company’s notes payable at September 30, 2024 and December 31, 2023 are as follows:

	September 30, 2024	December 31, 2023

Kenek, related party	$2,915,692	$-
Knight	12,333,053	12,426,997
Sanders	9,794,165	10,294,165
Atrium	3,802,445	4,802,445
VitBest	2,820,824	-
Shopify	377,820	106,813
Total notes payable	$32,043,999	$27,630,420
Unamortized debt issuance cost	(43,466)	(12,288)
Total notes payable, net	32,000,533	27,618,132
Short term loan payable, related party	(2,915,692)	-
Current portion, related party	(3,000,000)	-
Current portion, other	(6,994,766)	(2,094,525)
Long-term portion, related party	9,333,053	12,426,997
Long-term portion, other	$9,757,022	$13,096,610

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

The Company recorded present value of future payments of $199,640 and $204,941 as of March 31, 2024 and December 31, 2023, respectively. At March 31, 2024 and December 31, 2023 the Company owed Knight $275,000 and $287,500 in relation to this agreement. The Company recorded interest expense of $7,199 and $7,520 for the three months March 31, 2024 and 2023, respectively. The Company made payments of $12,500 and $12,500 during the three months ended March 31, 2024 and 2023, respectively.

During June 2024, this Security Agreement was consolidated with the other outstanding loans to Knight.

$10,000,000 August 9, 2017 Loan:

On August 9, 2017, the Company entered into a Second Amendment to Loan Agreement (“Second Amendment”) with Knight, pursuant to which Knight agreed to loan the Company an additional $10 million, and an ongoing credit facility of up to $20 million, and which amount was borrowed at closing (the “Financing”) for working capital purposes. At closing, the Company paid Knight an origination fee of $200,000 and a work fee of $100,000 and also paid $100,000 of Knight’s expenses associated with the Loan.

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

On the Maturity Date of the Third Tranche and every Additional Tranche (or upon the acceleration of each such loan), the Company must pay Knight a success fee (the “Success Fee”) of that number of Company common shares equal to 10% of the loan, divided by the lesser of (a) $1.50, (b) the lowest price at which any common shares were issued by the Company in any offering or equity financing or other transaction between the Closing Date and the date the Success Fee is due, and (c) the current market price on the date the Success Fee is due. The Company may also pay the Success Fee in cash pursuant to the terms of the Loan Agreement. The Success Fees have been added to the outstanding loan balance.

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

On May 8, 2020, the Company entered into a Third Amendment Agreement (the “Third Amendment”) to the Amended and Restated Loan Agreement (the “Loan Agreement”) with Knight Therapeutics (Barbados) Inc. (“Knight”), pursuant to which Knight agreed to loan the Company an additional $2.5 million (the “Additional Loan”). That same day (the “Closing”), the Company paid Knight a work fee of $36,000, and $25,000 for Knight’s legal costs and expenses incurred in connection with the Third Amendment. The Third Amendment amends the original loan agreement that the Company and Knight entered into in January 2015 and subsequently amended (as amended, the “Original Loan Agreement”). The Additional Loan matures on May 8, 2021 (the “TA Maturity Date”) and bears interest at 12.5% per annum compounding quarterly. On the TA Maturity Date, the Company will pay Knight a success fee (the “Success Fee”) of $83,250. The Success Fee is payable in cash or stock as set forth in the Loan Agreement. The Third Amendment includes customary representations, warranties, and affirmative and restrictive covenants, including covenants to attain and maintain certain financial metrics, including an undertaking to maintain at all times a cash balance of $600,000 and EBITDA of $3,000,000 for the twelve months ended June 30, 2020 and $4,000,000 for the twelve month period ending on the last day of each fiscal quarter thereafter.

Terms of the $10,000,000 August 9, 2017 loan (Third Tranche) (see note 9) were modified in the Third amendment. Third tranche shall bear interest from May 8, 2020 at a rate equal to 12.5% per annum compounded quarterly. The Company shall pay success fee in the amount of $1,000,000 with respect to the Third Tranche, which shall be fully earned on May 8, 2020 and payable no later than August 31, 2022. Third Tranche success fee shall bear interest at 12.5% per annum compounding quarterly. The loan has been extended to a maturity date of December 31, 2021. Because these amendments were considered not substantive changes, the Company accounted for the modifications as modification of debt.

On July 7, 2022, the Company entered into a Fourth Amendment Agreement (the “Fourth Amendment”) to the Amended and Restated Loan Agreement (the “Loan Agreement”) with Knight Therapeutics (Barbados) Inc. (“Knight”), pursuant to which Knight agreed to loan the Company an additional $2.0 million (the “Second Additional Loan”). The Fourth Amendment amends the original loan agreement that the Company and Knight entered into in January 2015 and subsequently amended (as amended, the “Original Loan Agreement”). The Second Additional Loan matures on the earlier of October 31, 2022 and the date that is ninety days after the date, if any, on which Knight delivers a Second Additional Loan Repayment Notice to the Company. The Company will pay Knight a success fee of $40,000 and an amendment fee of $30,000 which is fully earned and payable as of the Fourth Amendment Date. The loan bears interest at the greater of 14% or the prime rate plus 8% per annum, compounded quarterly. This $2.0 million Second Additional Loan (only) has a personal guarantee by a shareholder, Jack Ross.

On September 30, 2023, the Company entered into a Fifth Amendment Agreement (the “Fifth Amendment”) to the Loan Agreement with Knight, pursuant to which Knight agreed to extend the maturity date of the Loan to March 31, 2024. The loan will bear interest at 15.5% per annum compounding quarterly. The Company will pay Knight a closing fee of $1,000,000 and $150,000 as reimbursement for Knights legal fees incurred in connection with the Fifth Amendment. These have been accrued for during the year ended December 31, 2022 since this was earned upon renegotiation of the loan during 2022. The Company has also paid Knight an extension fee of $136,000 per month from October 2023 through February 2024.

We have amended our financial covenants in the Fifth Amendment to as follows: We will maintain a minimum EBITDA of $1,000,000 for the three (3) month period ending on the last day of each Fiscal Quarter starting June 30, 2023. We shall at all times maintain Focus Factors net sales on a trailing twelve month basis of at least $30,000,000.

The Company recognized interest expense of $1,448,475 and $1,279,646 during the nine months ended September 30, 2024 and 2023, respectively. The Company recognized interest expense of $378,214 and $446,619 during the three months ended September 30, 2024 and 2023, respectively. Accrued interest was $123,331 as of September 30, 2024. Accrued interest was $1,760,076 as of both March 31, 2024 and December 31, 2023. Accrued interest was capitalized and included in the loan balance as of March 31, 2024 and December 31, 2023.

On October 1, 2023 (effective date), the Company entered into second amendment to the Distribution Agreement with Knight with an initial term ending on February 25, 2026 with an automatic renewal of one year for a payment of $450,000 by the Company within 180 days from the effective date. The Company has recorded this payable in terms of a Note Payable to Knight Therapeutics in relation to a license fee of an intangible asset. The balance outstanding at March 31, 2024 and December 31, 2023 was $450,000.

During 2023, the Company accrued $83,250 as added to Notes Payable in the form of a loan success fee as earned.

During March 2024, the Company has entered into an Amended Agreement with Knight Therapeutics for its existing secured debt, which was finalized in June 2024. The consolidated loan will bear minimum interest rate at 12% per annum compounded quarterly and will be paid on the last day of each month. The principal repayment will begin in the first quarter of 2025 with $1,000,000 due quarterly until March 31, 2026 when the loan becomes due in full. As part of this agreement the outstanding royalties of $536,730 were converted to long term debt (see note 9). The loan has been extended to a maturity date of March 31, 2026. Because these amendments were considered not substantive changes, the Company accounted for the modifications as modification of debt.

Minimum interest rate is subjected to the following adjustments:

(i) Following an uncured event of default by Synergy, the Interest Rate will increase by 5%.

(ii) Synergy shall raise Five Million Dollars ($5,000,000) of equity no later than March 31, 2025. Should Synergy fail to raise equity of Five Million Dollars ($5,000,000) by March 31, 2025, then (1) Knight will earn an additional fee of One Million Dollars ($1,000,000) which will be added to the principal balance of the loan then outstanding and (2) the loan shall be considered to be in default. Any equity raise shall not dilute Knight’s ownership in Synergy below 10% of fully diluted basis.

Security: This loan shall be senior secured against all current and future assets (cash, intellectual property, real property, etc.) of Synergy, its affiliates, and subsidiaries. Synergy shall not add any other debt without paying out KTI first.

Bonus Success Fee: Upon closing of a Sale Transaction (hereinafter defined) of Synergy, KTI, shall be paid a One Million eight hundred thousand Dollar ($1,800,000) bonus success fee (“Bonus Success Fee”). The Sale Transaction shall include but is not limited to the acquisition of Synergy by a Third Party, the merger of Synergy with a Third Party, partial or complete sale of any asset of Synergy. The obligation of Synergy to KTI under the Success Fee shall survive the Maturity Date and remain in force until a Sale Transaction. As the sole exemption from the above defined Sale transaction and herein Bonus success fee, If Synergy or any of its brands does an IPO on a publicly listed exchange, no such Bonus Success fee will be due nor payable by Synergy. An IPO shall be defined as Synergy raising at least $10 million of cash through the issuance of equity at a $50 million pre-money valuation.

Covenants: The following covenants shall be added or amended to the existing Loan with KTI;

(i) Jack Ross’s Synergy total annual compensation (salary, bonus and options) shall be capped at $500,000; until KTI’s loan is paid out or until such a time when Synergy is listed on a publicly traded stock exchange at such time the compensation committee will determine the annual compensation and approve by the Board of Directors.

(ii) Synergy shall maintain a minimum EBITDA of US$1,250,000 for the three (3) month period ending on the last day of each Fiscal Quarter starting March 31, 2024.

(iii) Synergy shall provide KTI a quarterly and annual operating budget for approval prior to implementation;

(iv) Synergy shall enter into a Shareholders Agreement with KTI, by June 30, 2024; which shall contain customary terms and conditions acceptable to all parties

(v) This Loan becomes immediately due if Focus Factor Net Revenues fall below a trailing 12 month net sales of $30 million. Synergy shall provide KTI with monthly Net Revenues for Focus Factor;

(vi) Synergy is required to communicate to Knight within 2 working days in the event it receives a notice of default from any third party for any debt payables or obligations. If Synergy, default on any of its third party debt obligations, then the Amended Loan will automatically enter into default.

(vii) Timely payment of royalties due to Knight.

(viii) Synergy shall repay and terminate Shopify debt no later than December 31, 2024.

Other Loan Conditions: In the event, Synergy does not repay the KTI in full on March 31, 2026, Jack Ross shall sell, for $1, a total of 5,400,000 of his Synergy shares to KTI. The purchase of the Additional Shares is at Knight’s option and Jack Ross and KTI shall execute a Share Purchase Agreement prior to April 30th, 2024. The value of the contingent guaranty is nominal as the probability of non-payment is remote.

As of June 30, 2024 and December 31, 2023 the total consolidated amount outstanding on these loans, including accrued interest and royalties is $12,333,052 and $12,426,997, respectively.

The Company is required to make future payments as follows:

2024	$-
2025	$4,000,000
2026	$8,333,052

$1,700,000 July 13, 2021 Loan:

On July 13, 2021, the Company entered into a loan agreement of $1,700,000 with Hand MD, LLC for transfer of ownership to in Hand MD Corp. to the Company.

Payments are due as follows: $500,000 within 10 business days of execution, $400,000 on or before the six month anniversary of the agreement, $400,000 on or before the twelve month anniversary of the agreement and $400,000 on or before the eighteen month anniversary of the agreement.

During the three months ended March 31, 2023 the Company paid remaining $400,000 toward the loan. This has been fully repaid during 2023.

$2,000,000 February 10, 2022 Loan:

On February 10, 2022, the Company entered into a promissory note for $2,000,000 with an individual which was to be repaid with subsequent financing.

This interest rate on the promissory note was modified effective June 30, 2022 to 15.5% per annum compounded quarterly. Subsequently and pursuant to the modification agreement entered into on June 14th, 2023, effective September 9, 2022, the promissory loan would bear all the same characteristics as the additional $6,000,000 loan noted below in that, interest would be accrued to December 31, 2022 and added to the outstanding principal loan balance. Interest payments to commence January 31, 2023 on unpaid principal and accrued and unpaid interest through December 31, 2022. The Company shall repay all principal and interest on the earlier of a merger, sale of the Company or Focus Factor or the assets of the Company or September 30, 2023. The Company will pay a closing fee of $500,000 and $50,000 as reimbursement for legal fees incurred in connection with the loan renegotiation of both the $2,000,000 February 10, 2022 Loan and the $6,000,000 March 8, 2022 Loan. To the extent that this Note and $6 million March 8, 2022 Loan is not repaid on the terms, Jack Ross shall personally grant: Warrants struck at $0.01 penny per share, covering 10% of his stock in the event that Synergy does not make its principal repayment outlined above, in full. The warrant issuance shall be made to the holders of this Note and the $6 million March 8, 2022 Loan (ratably).

This promissory note was modified effective September 30, 2023 in conjunction with the Senior Subordinated Debentures. Interest payments to commence January 31, 2023 on unpaid principal and accrued and unpaid interest through December 31, 2022. Interest expensed and paid during 2023 has amounted to $332,769. Principal and interest payments shall begin effective October 31, 2023 and continue through March 31, 2024 on the earlier of a merger, sale of the Company or Focus Factor or the assets of the Company or March 31, 2024. To the extent that this Note and $6 million March 8, 2022 Loan is not repaid on the terms, Jack Ross shall personally grant: Warrants struck at $0.01 penny per share, covering 10% of his stock in the event that Synergy does not make its principal repayment outlined above, in full. The warrant issuance shall be made to the holders of this Note and the $6 million March 8, 2022 Loan (ratably). The value of the contingent guaranty is nominal as the probability of non-payment is remote. The pro-rata closing fee of $125,000 originally due on September 30th 2023 was also extended to March 31, 2024.

On March 31, 2024, the Company entered into a Modification Agreement in relation to this loan. Effective March 31, 2024, the interest rate is 12%, compounded quarterly. Cash payments of interest shall be made monthly, on the final day of each month commencing in April 2024. The Company is required to make principal payments of $1,000,000 each quarter, starting from March 31, 2025 through December 31, 2025. The remaining principal and unpaid interest is fully due on March 31, 2026. In addition, a loan renegotiation fee of $500,000 shall be earned and payable on March 31, 2026 or at such time the loan is paid in full. Upon closing of a sale transaction, as defined in the agreement, a bonus success fee of $1,800,000 will be earned and payable. An event of default, as defined in the agreement, will trigger a default interest rate increase by 5% to 17%. An incentive fee of a maximum of $563,092 will be paid, prorated if the loan is paid off early. If the loan is not repaid by March 31, 2026, Jack Ross, majority shareholder shall grant warrants covering 10% of his stock struck at $0.01 per share. The value of the contingent guaranty is nominal as the probability of non-payment is remote. There is a cross-default clause in the agreement which states that if Knight triggers an event of default on its own loan facility, this loan will also be under default. This Agreement consolidates this $2,000,000 loan and the $6,000,000 March 8, 2022 loan as detailed below. The loan has been extended to a maturity date of March 31, 2026. Because these amendments were considered not substantive changes, the Company accounted for the modifications as modification of debt.

The Company is required to make future payments as follows:

2024	$-
2025	$4,000,000
2026	$5,794,165

$6,000,000 March 8, 2022 Loans:

On March 8, 2022, the Company entered into Securities Purchase Agreements with debenture holders for the Senior Subordinated Debentures in the amount of $6,000,000 with an original maturity date of September 8, 2022 and warrants with a term of 3 years. The Senior Subordinated Debentures were modified on June 14, 2023 in conjunction with the promissory note. The modification included the exercise of $1.5 million on cash payment in lieu of the exercise of warrants. Pursuant to ASC 480 warrants were liability classified and the Company accrued the warrant liability of $1.5 million on March 8, 2022, the date of issuance. Upon September 8, 2022, the date of exercise of the warrants, the Company offset this warrant liability and added the $1.5 million balance to the Senior Subordinated Debentures, for a combined outstanding balance of $7.5 million. The terms of the warrants were, at the sole option of the holder, to covert the warrant at a 25% discount in the event the Company consummated an IPO, a cash option whereby the holder could convert the warrants at a cash value of $1.5 million or convert the warrants into the private entity valued by an independent third party appraiser.

Covenants pursuant to the loan were as follows: The Company will maintain a minimum EBITDA of $1,000,000 for the three (3) month period ending on the last day of each Fiscal Quarter starting June 30, 2023. The Company shall at all times maintain Focus Factor’s net sales on a trailing twelve month basis of at least $30,000,000. The Company also agreed to pay $50,000 as reimbursement for the debenture holders legal fees incurred in connection with the modification agreement.

The debentures required payments of interest at 8% per annum for the first 90 days the debentures were funded and outstanding, 9.5% interest per annum for the next 90 days the debentures were funded and outstanding at which time all interest and principal would be due.

These debentures were modified effective September 30, 2023 to the following terms: Interest rate adjusted to 15.5% compounded quarterly, effective September 9, 2022. Interest payments to commence January 31, 2023 on unpaid principal and accrued and unpaid interest through December 31, 2022. Interest accrued and unpaid during 2022 was $672,574 and was subsequently added to the principal balance of the loan outstanding. Interest expensed and paid during 2023 has amounted to $1,257,014. Nominal principal payments were negotiated in lieu of additional extension fees which began effective October 31, 2023 and continue through March 31, 2024 when the balance is due. Loan renegotiation fee of $500,000 is due March 31, 2024. This was accrued for during the year ended December 31, 2022, since this was earned upon renegotiation of the loan during 2022. The combined outstanding loan balance at March 31, 2024 and December 31, 2023 was $6,900,000 and $7,125,000, respectively, which includes original principal amount net off repayment and warrants conversion to loan of $1,500,000.

On March 31, 2024, the Company entered into a Modification Agreement in relation to this loan, which consolidated it with the $2,000,000 February 10, 2022 loan above. The loan has been extended to a maturity date of March 31, 2026. Because these amendments were considered not substantive changes, the Company accounted for the modifications as modification of debt.

$180,800 July 12, 2023 Loan:

On July 12, 2023, the Company entered into a loan agreement of $180,800 with Shopify Capital Inc. for an advancement of working capital from its online processing account. The Company received $160,000 from Shopify Capital Inc. and $20,800 was an original issue discount. The loan bears a repayment rate of 17% of daily sales.

The payment of such amounts is secured by a security interest in certain assets, undertakings and property pursuant to the Security Agreement, which will be released upon receipt of total payments of $180,800.

The Company recognized amortization original issue discount of $8,512, which is included in interest expense in the statement of income during the year ended December 31, 2023 and $12,288 during the nine months ended September 30, 2024. The outstanding loan balance at September 30, 2024 and December 31, 2023 was $0 and $94,525, respectively.

$5,450,000 December 28, 2023 Loan:

On December 28, 2023, the Company entered into a confidential settlement agreement and mutual general release with a former supplier. The loan bears interest at 5% per annum and is payable in full with the last payment. This settlement resulted in a gain to the Company of $2,235,986 and is reflected as a reduction of cost of sales (See Note 13).

During both 2024 and 2023, the Company made payments of $1,000,000 each toward this loan. The outstanding loan balances at September 30, 2024 and December 31, 2023 were $3,802,445 and $4,802,445, respectively, including interest of $352,445.

The Company is required to make future payments as follows:

2024	$1,000,000
2025	2,000,000
2026	802,445

$141,250 January 29, 2024 Loan:

On January 21, 2024, the Company entered into a loan agreement of $141,250 with Shopify Capital Inc. for an advancement of working capital from its online processing account. The Company received $125,000 from Shopify Capital Inc. and $16,250 was an original issue discount. The loan bears a repayment rate of 17% of daily sales.

The payment of such amounts is secured by a security interest in certain assets, undertakings and property pursuant to the Security Agreement, which will be released upon receipt of total payments of $141,250.

The Company recognized amortization original issue discount of $16,250, which is included in interest expense in the statement of income during the three months ended March 31, 2024. The outstanding loan balance at September 30, 2024 was $0.

$3,020,824 March 27, 2024 Loan:

On March 27, 2024, the Company entered into a confidential settlement agreement and mutual general release with a supplier.

During 2024, the Company made payments of $200,000 toward this loan. The outstanding loan balance at September 30, 2024 was $2,820,824.

The Company is required to make future payments as follows:

2024	$500,000
2025	1,460,412
2026	860,412

$418,100 May 1, 2024 Loan:

On May 1, 2024, the Company entered into a loan agreement of $418,100 with Shopify Capital Inc. for an advancement of working capital from its online processing account. The Company received $370,000 from Shopify Capital Inc. and $48,100 was an original issue discount. The loan bears a repayment rate of 25% of daily sales.

The payment of such amounts is secured by a security interest in certain assets, undertakings and property pursuant to the Security Agreement, which will be released upon receipt of total payments of $418,100.

The Company recognized amortization of original issue discount of $11,991, which is included in interest expense in the statement of income during the nine months ended September 30, 2024. The outstanding loan balance at September 30, 2024 was $277,763.

$118,650 May 22, 2024 Loan:

On May 22, 2024, the Company entered into a loan agreement of $118,650 with Shopify Capital Inc. for an advancement of working capital from its online processing account. The Company received $105,000 from Shopify Capital Inc. and $13,650 was an original issue discount. The loan bears a repayment rate of 25% of daily sales.

The payment of such amounts is secured by a security interest in certain assets, undertakings and property pursuant to the Security Agreement, which will be released upon receipt of total payments of $118,650.

The Company recognized amortization of original issue discount of $6,293, which is included in interest expense in the statement of income during the nine months ended September 30, 2024. The outstanding loan balance at September 30, 2024 was $56,591.

Note 12 – Stockholders’ Equity

The total number of shares of all classes of capital stock which the Company is authorized to issue is 300,000,000 shares of common stock with $0.00001 par value.

As of both September 30, 2024 and December 31, 2023, there were 7,553,818 shares of the Company’s common stock issued and outstanding.

Note 13 – Commitments & Contingencies

Litigation:

From time to time the Company may become a party to litigation in the normal course of business. Management believes that there are no current legal matters that would have a material effect on the Company’s financial position or results of operations.

In August 2022, the Company filed a lawsuit in the Superior Court of Maine against one of its contract manufacturers, bringing several claims arising out of allegations that the contract manufacturer’s failure to timely produce and delivery the Company’s products in 2020 and 2021 damaged the Company’s business. The contract manufacturer brought counterclaims demanding payment in full for its manufacture of these products. This lawsuit was moved to federal court and remains pending in the United States District Court for the District of Maine, Synergy CHC Corp. v. HVL, LLC d/b/a Atrium Innovations, Case No. 2:22-cv-00301-JAW (D. Me). The case was settled during December 2023, resulting in a net gain to the company of $2,235,986, reflected as a reduction of cost of sales, and a loan payable of $5,450,000 (see Note 11).

L.O.D.C. Group, Ltd. v. Synergy CHC Corp., 4:23-cv-691; United States District Court for the Eastern District of Texas, Sherman Division.  On July 28, 2023, L.O.D.C. Group (“LODC”) asserted claims of over $1,000,000 against Synergy for breach of contract arising from their alleged failure to comply with contracts related to the delivery of hand sanitizer.  Synergy denies all allegations and believes Synergy is the aggrieved party in the relationship between Synergy and LODC and Synergy has filed a counterclaim. The case was settled during April 2024 by way of a confidential settlement agreement and mutual release, the settlement of the claim has been accounted for and reported as a charge to operations for the year ended December 31, 2023. During May 2024, the Company paid in full the settlement to L.O.D.C Group, Ltd.

Note 14 – Stock Options

The following table summarizes the options outstanding, option exercisability and the related prices for the shares of the Company’s common stock issued to employees and consultants under a stock option plan at September 30, 2024:

	Options Outstanding			Options Exercisable
Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
$2.98-10.71	336,136	3.34	$7.29	252,102	$6.15

The stock option activity for the nine months ended September 30, 2024 is as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2023	252,102	$6.51
Granted	84,034	10.71
Exercised	-	-
Expired or canceled	-	-
Outstanding at September 30, 2024	336,136	$7.29

Stock-based compensation expense related to vested options was $4,613 and $9,224 during the three and nine months ended September 30, 2024, respectively. The Company determined the value of share-based compensation for options vesting during the nine months ended September 30, 2024 using the Black-Scholes fair value option-pricing model with the following weighted average assumptions: estimated fair value of the Company’s common stock of $1.90, risk-free interest rate of 4.33%, volatility of 73%, expected term of 6 years, and dividend yield of 0%. Stock options outstanding as of September 30, 2024, as disclosed in the above table, have an intrinsic value of $0. As of September 30, 2024, unamortized stock-based compensation costs related to options was $46,118, and will be recognized over a period of thirty months.

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

Net sales attributed to customers in the United States and foreign countries for the three months ended September 30, 2024 and 2023 were as follows:

	September 30, 2024	September 30, 2023
United States	$6,408,173	$10,008,377
Foreign countries	718,160	797,358
	$7,126,333	$10,805,735

Foreign country sales primarily consist of sales in Canada.

The Company’s net sales by product group for the three months ended September 30, 2024 and 2023 were as follows:

	September 30, 2024	September 30, 2023
Nutraceuticals	$7,126,333	$10,799,536
Consumer Goods	-	6,199
	$7,126,333	$10,805,735

The Company’s net sales by major sales channel for the three months ended September 30, 2024 and 2023 were as follows:

	September 30, 2024	September 30, 2023
Online	$1,374,610	$2,198,251
Retail	5,751,723	8,607,484
	$7,126,333	$10,805,735

Net sales attributed to customers in the United States and foreign countries for the nine months ended September 30, 2024 and 2023 were as follows:

	September 30, 2024	September 30, 2023
United States	$21,392,265	$27,870,095
Foreign countries	3,170,771	1,689,345
	$24,563,036	$29,559,440

Foreign country sales primarily consist of sales in Canada.

The Company’s net sales by product group for the nine months ended September 30, 2024 and 2023 were as follows:

	September 30, 2024	September 30, 2023
Nutraceuticals	$24,563,036	$29,538,736
Consumer Goods	-	20,704
	$24,563,036	$29,559,440

The Company’s net sales by major sales channel for the nine months ended September 30, 2024 and 2023 were as follows:

	September 30, 2024	September 30, 2023
Online	$5,782,303	$8,468,375
Retail	18,780,733	21,091,065
	$24,563,036	$29,559,440

Long-lived assets (net) attributable to operations in the United States and foreign countries as of September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024	December 31, 2023
United States	$316,667	$416,667
Foreign countries	-	-
	$316,667	$416,667

Note 16 – Subsequent Events

Management evaluated all activities of the Company through the issuance date of the Company’s unaudited condensed consolidated financial statements and concluded that except as noted below, no subsequent events have occurred that would require adjustment or disclosure into the unaudited condensed consolidated financial statements.

On October 22, 2024, our registration statement on Form S-1 (File No. 333-282780), as amended (the “Registration Statement”) was declared effective by the SEC for our underwritten initial public offering in which we sold a total of 1,150,000 shares of our common stock, par value $0.00001 per share, at price to the public of $9.00 per share, for gross proceeds of $10,350,000. Roth Capital Partners, LLC acted as representative of the underwriters for the offering.

The offering closed on October 24, 2024 (the “initial public offering”). Following the sale of all the shares upon the closing of the initial public offering and the expiration of the over-allotment option, the offering terminated. We received net proceeds of approximately $8.4 million after deducting underwriting discounts and commissions and the estimated offering expenses. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates. There has been no material change in the planned use of proceeds from our initial public offering as described in the Prospectus.

During October 2024, in conjunction with the IPO, the Company issued shares and repaid $2,700,000 toward a short term note payable to an entity owned and controlled by the Company’s Chief Executive Officer.

Subsequent to September 30, 2024, the Company has repaid $400,000 of debt.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Synergy CHC Corp. References to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of our final prospectus for our initial public offering filed with the SEC on October 23, 2024 (the “Prospectus”) and the “Risk Factors” section of this report. Our securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a provider of consumer health care, beauty, and lifestyle products. Our current brand portfolio consists of two core brands: FOCUSfactor, a clinically-tested brain health supplement (this study was performed independently and is not related to any FDA-approved Investigational New Drug application) that has been shown to improve memory, concentration and focus and Flat Tummy, a lifestyle brand that provides a suite of nutritional products to help women achieve their weight management goals.

Our management’s discussion and analysis of our financial condition and results of operations are only based on our current business and should be read in conjunction with our unaudited interim condensed consolidated financial statements and audited consolidated financial statements and accompanying notes thereto included elsewhere in this Quarterly Report. Key factors affecting our results of operations include revenues, cost of revenue, operating expenses and income and taxation.

Non-GAAP Financial Measures

We currently focus on EBITDA to evaluate our business relationships and our resulting operating performance and financial position. EBITDA is defined as net income plus interest expense, income tax expense, depreciation and amortization.

We believe that EBITDA, viewed in addition to, and not in lieu of, our reported results in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), provides useful information to investors.

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
	(Unaudited)	(Unaudited)
Net income (loss)	$783,593	$1,284,187
Interest income	(381)	(413)
Interest expense	705,088	885,961
Income taxes benefit	(192,299)	(13,366)
Depreciation and amortization	33,333	—
EBITDA	$1,329,334	$2,156,369

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
	(Unaudited)	(Unaudited)
Net income (loss)	$2,019,309	$3,747,444
Interest income	(1,142)	(1,202)
Interest expense	2,560,596	2,606,522
Taxes	114,272	38,896
Depreciation and amortization	100,000	—
EBITDA	$4,793,035	$6,391,660

EBITDA is considered non-GAAP financial measures. EBITDA represents earnings before interest, taxes, depreciation and amortization. Our definition of EBITDA might not be comparable to similarly titled measures reported by other companies.

Results of Operations for the Three Months Ended September 30, 2024 and September 30, 2023

During both the three months ended September 30, 2024 and 2023, we focused on developing our currently owned brands into new markets and by product extensions. Our objective is to grow our two targeted verticals (Nutraceuticals and Ready To Drinks (RTDs)) to provide a balanced and synergistic portfolio that drives consumer demand via multiple channels. Our Nutraceuticals vertical consists of FOCUSfactor, including RTDs, and Flat Tummy consumables.

Revenue

For the three months ended September 30, 2024, we had revenue of $7,126,333 from sales of our products, as compared to revenue of $10,805,735 for the three months ended September 30, 2023. The revenue is comprised of the following categories:

	September 30, 2024	September 30, 2023
Nutraceuticals	$7,126,333	$10,799,535
Consumer Goods	—	6,200
	$7,126,333	$10,805,735

We had a decrease in Nutraceuticals revenue in the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 due to a delay in a significant shipment of FOCUSfactor supplements due to packaging upgrade. We had a decrease in Consumer Goods revenue in 2024 as compared to 2023 due to no longer selling consumer goods products.

Cost of Revenue

For the three months ended September 30, 2024, our cost of revenue was $2,335,901. Our cost of revenue for the three months ended September 30, 2023, was $3,028,023. The decrease in cost of sales was primarily due to the decrease in revenue.

Gross Profit

Gross profit was $4,790,432, or 67% of revenue, for the three months ended September 30, 2024, as compared to gross profit of $7,777,712, or 72% of revenue, for the same period in 2023, a decrease of $2,987,280, or 38%. The decrease in gross profit is directly related to the decrease in net sales.

Operating Expenses

Selling and Marketing Expenses

For the three months ended September 30, 2024, our selling and marketing expenses were $2,509,440 as compared to $4,302,034 for the three months ended September 30, 2023, which is primarily due to an improved management of promotions in 2024.

General and Administrative Expenses

For the three months ended September 30, 2024, our general and administrative expenses were $1,196,784. For the three months ended September 30, 2023, our general and administrative expenses were $1,326,864. The decrease is primarily due to improved management of operating costs.

Depreciation and Amortization Expenses

For the three months ended September 30, 2024, our depreciation and amortization expenses were $33,333 as compared to $0 for the three months ended September 30, 2023. The increase is due to amortization of a license fee recorded in the fourth quarter of 2023.

Other Income and Expenses

For the three months ended September 30, 2024 and 2023 we had other income and expense items as follows:

	Three months ended September 30, 2024	Three months ended September 30, 2023

Interest expense, net	$704,707	$885,548
Other income	(252,405)	-
Remeasurement loss (gain) on translation of foreign subsidiary	7,279	(7,555)
Total other expense	$459,581	$877,993

For the three months ended September 30, 2024, we had net interest expense of $704,707 as compared to $885,548 for the three months ended September 30, 2023. The decrease is primarily due to a reduction in the interest rate effective with the sixth amended loan agreement.

Net Income

For the three months ended September 30, 2024, our net income was $783,593 as compared to a net income of $1,284,187 for the three months ended September 30, 2023 due to lower revenue.

Results of Operations for the Nine Months Ended September 30, 2024 and September 30, 2023

During both the nine months ended September 30, 2024 and 2023, we focused on developing our currently owned brands into new markets and by product extensions. Our objective is to grow our two targeted verticals (Nutraceuticals and RTDs) to provide a balanced and synergistic portfolio that drives consumer demand via multiple channels. Our Nutraceuticals vertical consists of FOCUSfactor, including RTDs, and Flat Tummy consumables.

Revenue

For the nine months ended September 30, 2024, we had revenue of $24,563,036 from sales of our products, as compared to revenue of $29,559,440 for the nine months ended September 30, 2023. The revenue is comprised of the following categories:

	September 30, 2024	September 30, 2023
Nutraceuticals	$24,563,036	$29,538,763
Consumer Goods	—	20,704
	$24,563,036	$29,559,440

We had a decrease in Nutraceuticals revenue in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 due to: (i) the launch of our FOCUSfactor vision product line to some of our major retailers in 2023, and (ii) a delay in a significant shipment of FOCUSfactor supplements due to packaging upgrade in the third quarter of 2024. The decrease was due primarily to sales volume increases in 2023, as prices for our products did not decrease year-over-year. We had a decrease in Consumer Goods revenue in 2024 as compared to 2023 due to no longer selling consumer goods products.

Cost of Revenue

For the nine months ended September 30, 2024, our cost of revenue was $7,421,930. Our cost of revenue for the nine months ended September 30, 2023, was $8,351,645. The decrease in cost of sales was primarily due to the decrease in revenue.

Gross Profit

Gross profit was $17,141,106, or 70% of revenue, for the nine months ended September 30, 2024, as compared to gross profit of $21,207,795, or 72% of revenue, for the same period in 2023, a decrease of $4,066,689, or 19%. The decrease in gross profit is directly related to the decrease in net sales.

Operating Expenses

Selling and Marketing Expenses

For the nine months ended September 30, 2024, our selling and marketing expenses were $9,149,303 as compared to $10,533,217 for the nine months ended September 30, 2023, which is primarily due to a an improved management of promotions in 2024.

General and Administrative Expenses

For the nine months ended September 30, 2024, our general and administrative expenses were $3,449,007. For the nine months ended September 30, 2023, our general and administrative expenses were $4,294,634. The decrease is primarily due to improved management of operating costs.

Depreciation and Amortization Expenses

For the nine months ended September 30, 2024, our depreciation and amortization expenses were $100,000 as compared to $0 for the nine months ended September 30, 2023. The increase is due to amortization of a license fee recorded in the fourth quarter of 2023.

Other Income and Expenses

For the nine months ended September 30, 2024 and 2023 we had other income and expense items as follows:

	Nine months ended September 30, 2024	Nine months ended September 30, 2023

Interest expense, net	$2,5559,454	$2,605,320
Other income	(252,405)	-
Remeasurement loss (gain) on translation of foreign subsidiary	2,166	(11,716)
Total other expense	$2,309,215	$2,593,604

For the nine months ended September 30, 2024, we had net interest expense of $2,559,454 as compared to $2,605,320 for the nine months ended September 30, 2023. The decrease is primarily due to a reduction in the interest rate effective with the sixth amended loan agreement.

Net Income

For the nine months ended September 30, 2024, our net income was $2,019,309 as compared to a net income of $3,747,444 for the nine months ended September 30, 2023 due to lower revenue.

Liquidity and Capital Resources

Overview

As of September 30, 2024, we had $259,375 cash on hand and restricted cash of $100,000 which is held for credit card collateral.

Cash Flows from Operating Activities

For the nine months ended September 30, 2024, net cash used by operating activities was $1,377,479 compared to net cash used in operating activities of $2,737,849 for the nine months ended September 30, 2023. This decrease in net cash used by operating activities for the nine months ended September 30, 2024 was primarily attributable to a decrease in accounts payable and accrued expenses offset by increase in accounts receivable and inventory.

For the nine months ended September 30, 2024, net cash used in operating activities of $1,377,479 consisted of our net income of $2,019,309 adjusted by:

Amortization of debt issuance cost	$47,519
Depreciation and amortization	100,000
Foreign currency transaction loss	23,777
Stock based compensation expense	9,224
Remeasurement gain on translation of foreign subsidiary	2,166
Non cash implied interest	4,799
Changes in operating assets and liabilities:
Accounts receivable	(1,965,936)
Loan receivable, related party	21,269
Inventory	1,815,725
Prepaid expense	(205,975)
Prepaid expense, related party	(396,683)
Income taxes payable	68,607
Contract liabilities	(12,102)
Accounts payable and accrued liabilities	(3,011,384)
Accounts payable, related party	102,206

For the nine months ended September 30, 2023, net cash used by operating activities of $2,737,849 consisted of our net income of $3,747,444 adjusted by:

Amortization of debt issuance cost	$37,838
Foreign currency transaction loss	16,146
Remeasurement loss on translation of foreign subsidiary	(11,716)
Non cash implied interest	21,994
Changes in operating assets and liabilities:
Accounts receivable	102,649
Loan receivable, related party	118,192
Inventory	3,829,729
Prepaid expense	(1,029,858)
Prepaid expense, related party	(143,106)
Income taxes receivable	5,381
Contract liabilities	3,434
Accounts payable and accrued liabilities	(9,335,734)
Accounts payable, related party	(100,242)

Cash Flows from Investing Activities

For the nine months ended September 30, 2024 and 2023, we used net cash of $0 in investing activities.

Cash Flows from Financing Activities

For the nine months ended September 30, 2024, net cash provided by financing activities was $895,972 compared to net cash provided by financing activities of $553,490 for the nine months ended September 30, 2023. The increase was attributable to an advance from a related party and repayment of notes payable.

Financing activities during the nine months ended September 30, 2024 and September 30, 2023:

	Nine months ended September 30, 2024	Nine months ended September 30, 2023
Advances from related party	$3,395,587	$1,000,000
Repayment of advances from related party	(157,425)	-
Repayment of notes payable, related party	(84,500)	(73,500)
Proceeds from notes payable	600,000	360,000
Repayment of notes payable	(2,857,690)	(733,010)

Key Near-Term Initiatives

We intend to organically grow our current product lines by developing and launching new products and expanding into new markets. Specifically, for FOCUSfactor, we are working on increased distribution for our recently launched ready-to-drink beverage. Lastly, we intend to grow further through additional strategic acquisitions and we continue to evaluate opportunities and candidates that we believe fit well with our brand portfolio.

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2024, and during the year ended December 31, 2023, we had no off-balance sheet arrangements.

Inflation

The effect of inflation on our operating results was not significant in the nine months ended September 30, 2024 or 2023.

Critical Accounting Estimates

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we have elected not to provide the disclosure required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer, concluded that as of the end of the period covered by this Quarterly Report, (i) the Company’s disclosure controls and procedures were not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”), and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not party to any material legal proceedings. From time to time, we may be involved in legal proceedings or subject to claims incident to the ordinary course of business. The outcome of litigation is inherently uncertain, and there can be no assurances that favorable outcomes will be obtained. In addition, regardless of the outcome, such proceedings or claims can have an adverse impact on us, which may be material because of defense and settlement costs, diversion of resources and other factors.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Quarterly Report. However, as of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in the “Risk Factors” section of the Prospectus. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) On October 22, 2024, our registration statement on Form S-1 (File No. 333-282780), as amended (the “Registration Statement”) was declared effective by the SEC for our underwritten initial public offering in which we sold a total of 1,150,000 shares of our common stock, par value $0.00001 per share, at price to the public of $9.00 per share, for gross proceeds of $10,350,000. Roth Capital Partners, LLC acted as representative of the underwriters for the offering.

The offering closed on October 24, 2024 (the “initial public offering”). Following the sale of all the shares upon the closing of the initial public offering and the expiration of the over-allotment option, the offering terminated. We received net proceeds of approximately $8.4 million after deducting underwriting discounts and commissions and the estimated offering expenses. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates. There has been no material change in the planned use of proceeds from our initial public offering as described in the Prospectus.

(c) None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) None.

(b) In connection with the initial public offering, the Company adopted the amended and restated bylaws, which, among other things, set forth certain procedures by which our shareholders may recommend nominees to our board of directors.

(c) During the quarter ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
2.1	Agreement and Plan of Merger, dated April 7, 2014, by and among Oro Capital Corporation, Synergy Merger Sub, Inc. and Synergy Strips Corp. (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-1, filed by Synergy CHC Corp. with the SEC on June 28, 2024)
2.2	Asset Purchase Agreement, dated January 16, 2015, by and among Synergy Strips Corp.; Factor Nutrition Labs, LLC; Vita Partners, LLC, RPR Partners, LLC, and Thor Associates, Inc. (incorporated by reference to Exhibit 2.2 to the Registration Statement on Form S-1, filed by Synergy CHC Corp. with the SEC on June 28, 2024)
2.3	Asset Purchase Agreement, dated June 26, 2015, by and between Neuragen Corp. and Knight Therapeutics, Inc. (incorporated by reference to Exhibit 2.3 to the Registration Statement on Form S-1, filed by Synergy CHC Corp. with the SEC on June 28, 2024)
3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1, filed by Synergy CHC Corp. with the SEC on September 16, 2024)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1, filed by Synergy CHC Corp. with the SEC on June 28, 2024)
31.1*	Rule 13a-14(a) Certification by Principal Executive Officer
31.2*	Rule 13a-14(a) Certification by Principal Financial and Accounting Officer
32.1**	Section 1350 Certification of Principal Executive Officer
32.2**	Section 1350 Certification of Principal Financial and Accounting Officer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101)

*	Filed with this Report.
**	Furnished with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNERGY CHC CORP.

Date: December 6, 2024	By:	/s/ Jack Ross
	Name:	Jack Ross
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)