Form 10-K
period 2024-12-31
Synergy CHC Corp.
filed 2025-03-31
CIK 1562733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 001-42374

SYNERGY CHC CORP.

(Exact name of registrant as specified in its charter)

Nevada	99-0379440
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

865 Spring Street Westbrook, Maine	04092
(Address of Principal Executive Offices)	(Zip Code)

(207) 321-2350

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.00001 per share	SNYR	The Nasdaq Stock Market LLC

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The registrant was not a public company as of June 28, 2024, the last business day of its most recently computed second fiscal quarter, and therefore cannot calculate the aggregate market value of the voting and non-voting common equity held by non-affiliates as of such date. The registrant’s common stock began trading on The Nasdaq Stock Market on October 23, 2024.

As of March 27, 2025, there were 8,752,178 shares of common stock, par value $0.00001 per share, of the registrant issued and 8,572,105 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement with respect to the registrant’s 2025 Annual Meeting of Stockholders (the “Proxy Statement”), which is to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (the “Annual Report”) includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements.” All statements other than statements of historical facts contained in this Annual Report may be forward-looking statements. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “continues,” “anticipates,” “expects,” “seeks,” “projects,” “intends,” “plans,” “may,” “will,” “would” or “should” or, in each case, their negative or other variations or comparable terminology. They appear in a number of places throughout this Annual Report, and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies, future acquisitions and the industry in which we operate.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, those described in the “Risk Factors” section of this Annual Report on Form 10-K, which include, but are not limited to, risks related to the following:

●	our ability to compete in our industry, including against competitors that have significantly greater financial, technical and marketing resources than we do;

●	our ability to respond to customer preferences and successfully develop new and innovative products in a timely manner and effectively manage the introduction of new or enhanced products;

●	risks related to a loss of, or material cancellation, reduction, or delay in purchases by, one or more of our largest customers;

●	our outside suppliers and manufacturers failing to supply products in sufficient quantities and in a timely fashion;

●	our ability to execute on our strategic initiatives (including acquisitions);

●	our ability to maintain the reputation of our brands;

●	the risks related to consumers’ perception of the safety and quality of our products as well as similar products distributed by other companies in our industry;

●	the risks related to third parties asserting intellectual property infringement claims against us;

●	the risks related to our planned expansion into additional international markets;

●	the risks related to adverse economic conditions;

●	the risks related to catastrophic events;

●	our ability to retain key personnel, manage our business effectively, and continue to grow;

●	the impact of numerous laws and regulations that apply to the manufacture, sale, and manufacturing of nutritional supplements, and compliance with these laws and regulations, as they currently exist or as modified in the future, on us and our suppliers;

●	the risks related to product recalls;

●	the risks related to product liability claims and litigation to prosecute such claims; and

●	the other factors described in the “Risk Factors” section of this Annual Report.

ii

These factors should not be construed as exhaustive and should be read with the other cautionary statements in this Annual Report.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission (“SEC”). We cannot guarantee the accuracy of any such forward-looking statements contained in this Annual Report, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. For further information regarding risks and uncertainties associated with our business, and important factors that could cause our actual results to vary materially from those expressed or implied in such forward-looking statements, please refer to the factors listed and described in this Annual Report and in our other Securities and Exchange Commission filings.

Risk Factor Summary

The following is a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth in the section entitled “Item 1A. Risk Factors” in this Annual Report.

●	We operate in a highly competitive industry and our failure to compete effectively could materially and adversely affect our sales and growth prospects;

●	Our failure to appropriately respond to changing consumer preferences and demand for new products or product enhancements could significantly harm our relationship with customers and our product sales, as well as our financial condition and operating results;

●	Our sales growth is dependent upon maintaining our relationships with a small number of existing large customers, and the loss of any one such customer could materially adversely affect our business and financial performance;

●	If our outside suppliers and manufacturers fail to supply products in sufficient quantities and in a timely fashion, our business could suffer;

●	Adverse or negative publicity could cause our business to suffer;

●	We continue to explore new strategic initiatives, but we may not be able to successfully execute on, or realize the expected benefits from, the implementation of our strategic initiatives, and our pursuit of new strategic initiatives may pose significant costs and risks;

●	The nutritional supplement industry increasingly relies on intellectual property rights and although we seek to ensure that we do not infringe the intellectual property rights of others, there can be no assurance that third parties will not assert intellectual property infringement claims against us;

●	We plan to expand into additional international markets, which will expose us to significant operational risks;

●	We may experience product recalls, withdrawals or seizures, which could materially and adversely affect our business, financial condition and results of operations;

●	We and our suppliers are subject to numerous laws and regulations that apply to the manufacturing and sale of nutritional supplements, and compliance with these laws and regulations, as they currently exist or as modified in the future, may increase our costs, limit or eliminate our ability to sell certain products, subject us or our suppliers to the risk of enforcement action or litigation, or otherwise adversely affect our business, results of operations and financial condition; and

●	The other factors described in the section entitled “Item 1A. Risk Factors” in this Annual Report.

iii

PART I

Item 1. Business

Unless the context otherwise requires, for purposes of this section, the terms “we,” “us,” “the Company” or “Synergy” refer to Synergy CHC Corp.

Our Company

We are a provider of consumer health care, beauty, and lifestyle products. Our current brand portfolio consists of two marquee brands, FOCUSfactor, a clinically-tested brain health supplement (this study was performed independently and is not related to any FDA-approved IND application) that has been shown to improve memory, concentration and focus, and Flat Tummy, a lifestyle and wellness brand that provides a suite of nutritional products to help women achieve their nutrition and weight management goals. Our products are sold through some of the nation’s leading club, mass drug, and other retailers such as Costco, Amazon.com, Walmart, Walgreens, CVS, The Vitamin Shoppe, Target.com, H-E-B, Meijer, and Albertson’s. Additionally, we have expanded into Canada and the United Kingdom.

We built our brand portfolio through strategic acquisitions. We acquired the FOCUSfactor brand in January 2015 for cash consideration of $6.0 million, including an earnout. In November 2015, we acquired our second marquee brand, Flat Tummy, for AUD $10.0 million (or approximately $7.0 million), using a mix of cash and stock. Our capital structure following the acquisitions of our key brands in 2015 has been highly levered, and our focus has been on paying our debt and, as a result, we do not have the resources to grow our business. We have grown our FOCUSfactor brand from 3 SKUs at acquisition to over 34 SKUs, and our Flat Tummy Brand from 1 SKU to 13 SKUs.

Our growth from 2022 to the present was driven by expanded distribution of our FOCUSfactor product line to some of our major retailers, such as Costco, CVS and Walmart, among others. This expansion included SKUs within our FOCUSfactor vision line as well as focus and energy Ready-to-Drink (RTD).

We intend to accelerate the growth of both our FOCUSfactor supplements and FOCUSfactor energy RTD products. Our asset-light business model, in which we partner with third-party manufacturers to produce our brand offerings, allows us to scale quickly and profitably while satisfying growing demand.

Our Brands

Our flagship brand, FOCUSfactor, is a brain health nutritional supplement with over 24 years of history and a clinically-tested formula (this study was performed independently and is not related to any FDA-approved IND application) comprised of a proprietary blend of key brain supporting ingredients along with vitamins, minerals, and other nutrients. We believe FOCUSfactor is the only product in its category whose entire formula has been shown to support memory, concentration and focus. Our FOCUSfactor brand consists of over 34 SKUs and is sold primarily through leading retailers in the United States, including Costco, Walmart, Amazon.com, Walgreens, CVS, Meijer, and Albertson’s, in addition to selling direct to consumer through the FOCUSfactor website. Across three of our key partners, we have increased the number of SKUs sold through the retailer from the single SKU available at the beginning of our relationships, which began in 2015 and 2016. In addition, we have increased our presence in retail locations for these key partners, resulting in a significant increase in points of distribution, being the number of SKUs multiplied by the number of retail locations for each retailer. We have also expanded the brand internationally into Canada (2020), the United Kingdom (2023) and we anticipate being in Taiwan and Mexico during 2025 and in Australia and Asia in the first quarter of 2026.

FOCUSfactor has expanded into the beverage market with its focus plus energy RTD. According to Zion Research in January 2024, the beverage market is a large ($176 billion in 2022) and growing (projected 8.6% CAGR covering eight years from 2022 through 2030) market with an expanding range of functional benefits such as energy, hydration, cognition/focus, weight loss, gut health and immunity. Examples such as Celsius and Beyond Raw offer dual-benefit products that deliver fat burning plus energy while C4 Smart Energy and FocusAid deliver focus plus energy. Additionally, consumers are looking for not only refreshing drinks but health perks such as zero sugar and low-calorie drinks. This consumer shift in preferences towards more functional benefits can be seen in the evolution of the energy RTD category where originally competitors like Red Bull and Monster delivered conventional energy, then the category offered more performance energy products with added vitamins and amino acids in products such as Reign and C4 Performance to products with more natural energy characteristics and then to the dual-benefit energy products that we see today.

FOCUSfactor is well-positioned to capitalize on the evolving energy RTD category (U.S. sales of $19.2 billion in 2023 and a CAGR of 6.3% from 2018 to 2023, according to Euromonitor in December 2023) with its new focus plus energy RTD. We believe this represents a major growth opportunity, with our dual-benefit RTD formula offering both focus and energy behind a 24+ year brand with strong heritage and awareness in the area of brain health. The FOCUSfactor brand name clearly communicates the differentiation benefit of adding focus to energy. The FOCUSfactor formula does not have to rely as heavily on caffeine as other brands such as Celsius, Bang, Reign and C4, as its formula is a balanced blend of vitamins, cognitive nutrients and caffeine all in a zero sugar, low calorie, great-tasting drink. The brand also delivers a significant value relative to many competitors. Additionally, FOCUSfactor has long-term relationships with large retailers where it has an established presence, which will assist in market penetration for its RTD products. FOCUSfactor is looking to attract both existing consumers of supplement products (typically age 50+) to RTDs as well as a younger demographic (age 18-49).

FOCUSfactor has successfully demonstrated the ability to leverage its existing retailer relationships to expand its RTDs. From March 2023 through August 2023, FOCUSfactor conducted a 5-month trial of its RTD products in 44 clubs of a warehouse club retailer throughout Texas with sales ranging from $550 per club per week to $2,382 per club per week. From April 2024 through July 2024, a second pilot was successfully completed at a major Canadian club retailer throughout Canada with results ranging from C$378 per club per week to C$2,206 per club per week.

Our second marquee brand, Flat Tummy, consists of a range of lifestyle and wellness products and accessories including tea, shakes, lollipops, supplements, apparel, and exercise accessories. We also provide a Flat Tummy mobile app, which, as of December 31, 2024, had approximately 1.9 million unique downloads and is intended as a tool to promote the Flat Tummy lifestyle centered around general wellness and health. Our Flat Tummy brand consists of 13 SKUs and is sold direct to consumer through the Flat Tummy website and application, as well as through Amazon.com, Target.com and iherb.com.

We also own six additional, non-core brands. These developing brands are:

●	Hand MD — complete hand care brand to help maintain clean and healthy hands while reducing the signs of aging.

●	Perfekt Beauty — beauty line of products for the eyes, lips, brows, cheeks and skin.

●	Sneaky Vaunt — a lingerie brand with a line of women’s shapewear, bralettes and panties.

●	The Queen Pegasus — eyelash enhancement products for longer, thicker, natural lashes.

●	Neuragen — fast-acting topical treatments for neuropathic (nerve) pain.

●	UrgentRx — line of fast-acting, portable, powdered over-the-counter medications.

While we may elect to promote these brands and commercialize their products in the future, we have prioritized our key brands, FOCUSfactor and Flat Tummy, and management is focused on the growth of these core products.

Our Competitive Strengths

We believe that we have attributes that differentiate us from our competitors and provide us with significant competitive advantages. Our key competitive strengths include:

Well-Positioned in Growing Categories Driven by Favorable Consumer Trends

An increased focus on health, beauty and wellness by consumers has served as a tailwind for our brands. The nutritional supplement market has experienced significant growth across a range of areas including immune health, brain health, heart health, sleep/stress, and overall nutrition and wellness as a result of an aging population, increased obesity, pandemic concerns and a desire for more natural solutions and treatments over prescription medication. We believe that we are well positioned to benefit from these favorable trends. The brain health segment is slated to grow at 8% per year in the United States and 13% per year globally, according to Grand View Research. We believe our focus on lifestyle products has also benefited from the growth and prevalence of social media.

Results Backed by Independent Study for FOCUSfactor

We believe the FOCUSfactor brand is strengthened by an independent clinical study to support the product claims for improved memory, concentration, and focus. FOCUSfactor has been tested in a single-center, randomized, double-blind, placebo-controlled, parallel group study to evaluate its effect on memory, concentration, and focus in healthy adults. The study was not a clinical trial conducted pursuant to an FDA-approved IND application, and the FDA has not reviewed this study or evaluated these performance claims.

In this study, FOCUSfactor was tested on its entire 52-ingredient formulation rather than testing one or two ingredients within a formulation. FOCUSfactor was shown to provide a 44% increase in recall memory (an increase of 6.5 words compared to 4.5 words for the placebo group) after six weeks of use versus placebo. This differentiates FOCUSfactor from other brain-health supplements and is a prime reason why FOCUSfactor has been placed in premier retailers. See ” — FOCUSfactor Study” for additional information.

Experienced Management Team with Proven Track Record of Value Creation

Our executive team has a combined 90 years of experience in consumer marketing and distribution and has been instrumental in acquiring and building our core brands. Management has exercised strong financial discipline in its acquisition strategy, with a focus on acquiring brands at attractive valuations. For example, we acquired FOCUSfactor for approximately 3x trailing EBITDA. Management’s philosophy is to acquire promising brands that fit within our health, beauty and lifestyle offerings, and apply our marketing and distribution strategies to develop brands to their full potential. We believe we are adept at identifying promising opportunities that build out and complement our core brand portfolio.

Premier Retail Partners

Our premier retail partners include Costco, BJ’s Wholesale Club, Walmart, Amazon.com, Publix, Meijer, Albertson’s, CVS, Walgreens and others. We sell products to these partners under their standard arrangements, which do not include a term or duration as sales under each vendor agreement are generally made on a purchase order basis. Our partners provide a platform to expand the breadth of our current offerings through product line extensions and new product innovation. We continue to introduce new SKUs to our current retail partners, such as the addition of FOCUSfactor RTDs and vision products to our membership club and other channels. Additionally, the international footprint of certain of our various retail partners facilitates our geographic expansion plans.

Scalable and Flexible Asset-Light Model to Support Growth

Our focus is on brand management, marketing, product development and distribution, and we utilize contract manufacturing partners in order to produce our various brand offerings. The use of third-party manufacturing partners allows us to scale quickly, as we ensure that our partners have sufficient capacity to meet our demand needs. We also maintain multiple relationships with different contract manufacturers, ensuring diversification of our manufacturing base and reducing the likelihood of supply bottlenecks or deficits that could potentially slow our growth.

Our Growth Strategy

We intend to drive growth and increased profitability in our business through these key elements of our strategy:

Broaden Media Advertising Strategy

We have experienced significant acceleration in sales growth for the FOCUSfactor brand as a result of our television advertising in prior years. We launched a national advertising campaign in August 2020, which aired on major news and entertainment networks such as Fox News, CNN, MSNBC, TLC, and TNT, targeting adults 45 years of age and older. We anticipate a coordinated expansion of our advertising strategy during 2025, as we focus on pushing additional SKUs within our retail sales partner network to continue to build brand awareness and increase reach for FOCUSfactor. We also plan to invest in online marketing to promote all of our brands, including social media and influencer driven marketing. We have also experienced significant growth through our increased distribution, which we continue to drive forward.

Acquire Brands which Complement Our Existing Portfolio

We will continue to evaluate acquisition opportunities that we believe fit well within our brand portfolio and create value for our stockholders, such as further retail expansion in nutraceuticals and market expansion in health and beauty. In spite of historical capital constraints, our opportunistic approach to acquisitions has resulted in a successful track record of identifying promising targets that align with our overall brand strategy in the health, beauty and lifestyle segments.

Partner with Additional Leading Retailers to Expand the Reach of Our Products

We have established distribution relationships with premier retail partners, including Costco, Walmart, Amazon.com, Walgreens, CVS, The Vitamin Shoppe, Target.com, H-E-B, Meijer, and Albertson’s. Based on the success of our products with these leading retail partners, we believe that we are well positioned to add new retailers that will enhance our distribution footprint. We believe we have expansion opportunities with food retailers, including those focused on health foods. We intend to introduce three to five new SKUs across potential retailers, which would potentially result in the addition of approximately 50,000 points of distribution.

Diversify Our Geographic Presence through Entry into New Markets

We seek to accelerate our sales growth by expanding and further diversifying our geographic footprint. Our goal is to increase our net revenues generated from new markets. As we target new international markets, our strategy is to develop highly competitive and differentiated products that are produced in-country for ease of entry, with support from our regulatory group and an in-country regulatory consultant to help expedite the approval process. In the United Kingdom, where we have distribution with Costco and Holland & Barrett, we have established relationships with manufacturers who began producing FOCUSfactor in-country in December 2021. We currently plan to enter the Taiwan and Mexico markets during 2025 and in Australia and Asia in the first quarter of 2026, initially with FOCUSfactor, then followed by Flat Tummy. In Mexico, we have identified local manufacturers and will begin connecting with retailers in Mexico in 2025. We then plan to expand our brands into Australia (where we have TGA approval for our FOCUSfactor products) and Asian markets in 2026. In addition, we are developing our marketing plans in compliance with applicable laws, and are initiating retailer meetings as we seek to gain distribution across these new retail markets.

Use Innovative Strategies to Boost Consumer Engagement

We have made investments in promoting an app for Flat Tummy and view this as a key aspect of growing our customer base and maintaining high levels of engagement. We have also focused on developing our social media presence, in particular through Instagram, in order to foster and grow our relationship with customers. Our brands appeal to both specific consumer needs as well as lifestyle choices and we seek to deepen our understanding of our customers and boost recognition of our brands through increased engagement.

Continue to Develop and Expand Our Current Brands

Our plan is to further develop and expand our brands by reaching a broader set of customers through advertising and product expansion. More specifically, we look to develop new products for our brands to satisfy the various customer segment opportunities (i.e., baby boomers, millennials, etc.) and satisfy various consumer needs as they relate to new and improved formulations, expanded and improved product benefits, alternative delivery formats and sizes. As we increase the product line-up behind our brands, we leverage our current retail distribution network by expanding our presence as well as adding incremental distribution with new retail partners. With a broader brand presence, we believe our advertising becomes even more efficient at driving sales velocity.

This is evidenced by our expanded FOCUSfactor product line, including focus and energy Ready-to-Drink (RTD) and liquid shots that are marketed to a younger adult audience. In 2023, we successfully launched an RTD pilot program in the United States through a major retailer. Additionally, in the second quarter of 2024, we launched three core FOCUSfactor focus and energy RTD products in Canada. In 2025, we plan to introduce an additional FOCUSfactor supplement for Taiwan, RTDs for the UK and focus and energy coffee for the United States. In the first quarter of 2025, we plan on introducing new complementary products to the Flat Tummy line-up, including new protein shakes, gut-healthy ready-to-drink beverage, hydration powder and pre-workout powder. Additionally, we plan to employ this strategy of expanding our brands into international markets that include Mexico and Asia, among others.

Marketing and Sales

Our targeted, consumer-driven marketing strategy has been key to building our brands and driving revenue growth. We manage dedicated marketing strategies for each of our brands in order to build deep connections with our customers.

FOCUSfactor. Our marketing strategy for FOCUSfactor is primarily focused on increased distribution and advertising campaigns that appeal to the demographics of our wellness focused customer base.

We also utilize in-store promotions along with online and social media advertising to promote our FOCUSfactor brand. We leverage the following online and social media assets as part of our marketing strategy:

●	Website: Our FOCUSfactor website helps to educate and inform consumers on our line of products. The website also serves as a direct-to-consumer sales channel for most FOCUSfactor products.

●	Instagram: Our main social media platform is Instagram. As of December 31, 2024, we had approximately 13,600 followers.

●	FOCUSfactor — Brain Hub App: Early in 2021 we launched our Brain Hub app on the Android and Apple iOS platforms to provide an additional point of engagement with customers. The app contains a library of brain games and guided meditation sessions on topics related to mindfulness and brain health in order to keep consumers engaged. As of December 31, 2024, we have approximately 13,000 app downloads.

Flat Tummy. We employ a primarily online and social media driven strategy for our Flat Tummy brand. The brand is focused primarily on women. We employ campaigns to reach our core target segments through a mix of traditional online advertising as well as influencer-based marketing.

●	Website: Our Flat Tummy website acts as a platform for engagement with our customers. In addition to offering a direct-to-consumer sales channel for our products, we also host a lifestyle blog on our website with a focus on health and fitness.

●	Instagram: Our primary social media platform is Instagram. As of December 31, 2024, we had approximately 1.7 million followers. Our marketing strategy for Flat Tummy seeks to leverage our large online following to promote products from across the Flat Tummy brand. More recently we have engaged with social media influencers as a new strategy to promote our products.

●	Facebook: As of December 31, 2024, we had approximately 531,000 followers. We mainly use the platform to share promotions and to relay content and advertisements.

●	Flat Tummy App: Our Flat Tummy app had approximately 1.9 million unique downloads as of December 31, 2024, across both the Apple and Android platforms. The app provides customized workouts, nutrition information, and diet plans. The app is currently free to customers; however, we are exploring different strategies to monetize our large user base.

FOCUSfactor Study

FOCUSfactor has been tested in a single-center, randomized, double-blind, placebo-controlled, parallel group study to evaluate its effect on memory, concentration, and focus in healthy adults. The controlled study was conducted in normal, healthy, male and female subjects between the ages of 18 and 65 who had responded to advertisements. A total of 96 subjects were enrolled and randomized to one of the two treatment groups (FOCUSfactor and placebo). Subjects were compensated for their participation. The study was sponsored by Factor Nutrition Labs, LLC, the developer of FOCUSfactor, and was conducted in 2011 at Cognitive Research Corporation (“CRC”) in Saint Petersburg, Florida. The sponsor, in consultation with CRC, was responsible for study design including selection of dose, eligibility criteria, efficacy and safety assessments, and vitamin/nutraceutical supply. CRC, a contract research organization, was responsible for data collection, database preparation, overall project management, site monitoring, data management, statistical analyses, and preparation of the final study report.

The primary endpoint was sum recall for five trials of the Rey Auditory Verbal Learning Test (RAVLT), a standardized neuropsychological test of memory. The RAVLT is one of the most commonly used tests of memory in psychopharmacology research. The test was originally developed in the 1940s and has proven useful in evaluating verbal learning and memory, including proactive inhibition, retroactive inhibition, retention, encoding versus retrieval, and subjective organization. The standard RAVLT begins with a subject being read a list of 15 unrelated words at the rate of one word per second. The examiner then asks the subject to recall as many words as possible. This procedure is then repeated four more times with the same list of words and the number of correct responses is summed. This summed score was chosen as the primary outcome measure, or endpoint, for the current study.

The study demonstrated that, compared to placebo, FOCUSfactor improved abilities referred to as memory (i.e., short term memory), attention (e.g., focus), concentration and working memory in healthy adults. Following six weeks of treatment, subjects who received FOCUSfactor had a mean increase in recall of 6.5 words compared to 4.5 words for those who received placebo (t = -4.32, df = 87, p <0.001). The total words recalled over the five trials following six weeks of treatment (corrected for baseline score) was 51.9 words for subjects receiving FOCUSfactor compared to 49.7 words for subjects receiving placebo (t = -2.98, df = 87, p = 0.002). The significant effect on the RAVLT summed score supports the hypothesis that FOCUSfactor improves memory, attention (e.g., focus), and concentration. In addition, FOCUSfactor was found to be very well tolerated.

Our History

We were organized as a corporation under the laws of the State of Nevada on December 29, 2010 under the name “Oro Capital Corporation.” In April 2014, Synergy Strips Corp., a Delaware corporation, became our wholly-owned subsidiary, and we changed our name from “Oro Capital Corporation” to “Synergy Strips Corp.” In August 2015, we changed our name to “Synergy CHC Corp.” In January 2019, our other U.S. subsidiaries, Neuragen Corp., Sneaky Vaunt Corp., The Queen Pegasus Corp. and Breakthrough Products Inc., merged with and into the Company. In July 2021, we acquired Hand MD Corp. as a wholly-owned subsidiary.

We were a public reporting company until July 17, 2020, the date on which we filed a Form 15 to voluntarily suspend our duty to file reports under Sections 13 and 15(d) of the Exchange Act. As a result of our public offering in October 2024, we became subject again to the information and reporting requirements of the Exchange Act and we file periodic reports, proxy statements and other information with the SEC.

Our Industry

The global nutritional supplement market is expected to grow at a compound annual growth rate (CAGR) of approximately 9.3% from 2018 to 2028 according to Inkwood Research. One of the drivers of this growth is the increasing availability of over-the-counter products as an alternative to prescription medication.

FOCUSfactor competes in the brain health supplement category. The global brain health supplements market was estimated to be $8.6 billion in 2022 and is expected to grow at a compound annual growth rate of 13.3% from 2023 to 2030, according to Grand View Research. The industry is fragmented, with both global and domestic competitors, which gives us an opportunity to scale and continue to take market share.

Our Flat Tummy brand competes in the weight management and wellbeing market, which in 2022 was estimated to be a $11.3 billion global market, with forecasted growth of 4.0% annually from 2023 to 2032, according to Business Research Insights.

Demographic trends and changing consumer habits, including a focus on reducing obesity prevalence, have been drivers of this market. We expect these trends will benefit the Flat Tummy brand and allow for new and innovative products to appeal to the changing market demographics.

Research and Development

The development of new products is comprised of two distinct steps. First, our marketing team reviews new product opportunities by analyzing market data and consumer trends in the market as well as products offered by our competition and then develops preliminary new product concepts which include claims/benefits, delivery form, packaging, and pricing targets, among others. We then work with our third-party manufacturers and leverage their research and development to finalize our new product initiative (including formula and specifications), as these partners are experienced in product development and formulation. When we acquire a brand, we typically further expand the SKUs under that brand, through internal development and with our existing partners. Generally, we take ownership of the formulas and related intellectual property, unless the products use a generic formulation.

Manufacturing and Related Operations

Our company collaborates with external manufacturers, known for their reliability, to produce our diverse range of products. We carefully select partners based on their expertise and manufacturing capabilities, ensuring our products are of the highest quality. The FOCUSfactor line is produced by several respected manufacturers, such as Nutrition Formulators Inc., Vit-Best Nutrition, and ProTab Laboratories, to ensure supply continuity and support brand growth. For the Flat Tummy line, we work closely with manufacturers: Caraway Tea Company to make our teas, Vit-Best Nutrition for shakes and capsules, Global Widget for gummies, and Clever Foods for appetite suppression lollipops.

Distribution

Most of our revenues are generated through the retail channels, primarily due to our FOCUSfactor brand which is sold mainly through leading retailers. These retailers include club, mass, drug and other retailers such as Costco, Walmart, Amazon.com, Walgreens, Meijer, Albertson’s and CVS. All of our brands are also sold directly to consumers through their respective brand websites.

Competition

The U.S. nutritional supplements retail industry is a large and highly fragmented industry with few barriers to entry. We compete against other domestic and international manufacturers, specialty retailers, mass merchants, multi-level marketing organizations, mail-order and direct-to-consumer companies, and e-commerce companies. This market is highly sensitive to the introduction of new products, which may rapidly capture a significant share of the market. Certain of our competitors may have significantly greater financial, technical and marketing resources than we do, and may be able to adapt to changes in consumer preferences more quickly, devote greater resources to the marketing and sale of their products, or generate greater brand recognition. In addition, our competitors may be more effective and efficient in introducing new products.

Although there are many competing products on the market across our product categories, we believe that the FOCUSfactor brand is strengthened by an independent study to support its claim of improving memory, concentration and focus. FOCUSfactor’s competitors include a wide range of products, from targeted brain-enhancement supplements to indirect competitors such as energy drinks that claim to improve concentration. Our Flat Tummy brand competes in well-established segments with a diverse range of competition both domestically and internationally.

Government Regulation

Domestic (United States) Overview

The processing, formulation, safety, manufacturing, packaging, labeling, advertising and distribution of our products in the United States are subject to regulation by several agencies, including the U.S. Food and Drug Administration (the “FDA”), the Federal Trade Commission (the “FTC”), the Consumer Product Safety Commission, and by various agencies and programs of the states and localities in which our products are sold. The FDA, which exercises regulatory authority over foods, dietary supplements (a subset of the foods category), and cosmetics, is the primary U.S. regulatory body for the product categories in which we participate within the U.S. market. While the FDA doesn’t mandate pre-approval or registration for dietary supplements or food products, it does stipulate that these items must adhere to current good manufacturing practices (“cGMPs”) and be produced in FDA-registered and audited facilities. Additionally, the FDA exercises regulatory oversight of ingredients and labeling of these products.

All FOCUSfactor products and Flat Tummy products are governed by the FDA regulations in 21 CFR Part 111 (dietary supplements) or 21 CFR Part 117 (foods). Neuragen (NDC 15377-010-04) is a homeopathic product and has not been evaluated by the FDA for safety or efficacy. The FDA is not aware of scientific evidence to support homeopathy as effective. UrgentRx is an over-the-counter (“OTC”) drug, which has specific regulatory requirements, including ingredient and manufacturing requirements. Under the OTC monograph system, selected OTC drugs are generally recognized as safe and effective and do not require the submission and approval of a new drug application. The FDA OTC monographs include well-known ingredients and specific requirements for permitted indications, required warnings and precautions, allowable combinations of ingredients and dosage levels. Products marketed under the OTC monograph system must conform to specific quality, formula and labeling requirements. We do not currently sell UrgentRx.

The U.S. Food and Drug Administration

Dietary Supplements and Foods

The Dietary Supplement Health and Education Act of 1994 (“DSHEA”) amended the Federal Food, Drug, and Cosmetic Act (the “FD&C Act”) to establish a new framework governing the composition, safety, labeling, manufacturing and marketing of dietary supplements. Generally, under the FD&C Act, dietary ingredients (i.e., vitamins; minerals; herbs or other botanicals; amino acids; or dietary substances for use by humans to supplement the diet by increasing total dietary intake; or any concentrate, metabolite, constituent, extract or combination of any of the above) that were marketed in the United States prior to October 15, 1994 may be used in dietary supplements without notifying the FDA. “New” dietary ingredients (i.e., dietary ingredients that were not marketed in the United States before October 15, 1994) must be the subject of a new dietary ingredient notification submitted to the FDA unless the ingredient has been “present in the food supply as an article used for food” without being “chemically altered.” A new dietary ingredient notification must provide the FDA evidence of a “history of use or other evidence of safety” establishing that use of the dietary ingredient “will reasonably be expected to be safe.” A new dietary ingredient notification must be submitted to the FDA at least 75 days before the initial marketing of the new dietary ingredient. The FDA may determine that a new dietary ingredient notification does not provide an adequate basis to conclude that a dietary ingredient is reasonably expected to be safe.

Such a determination could prevent the marketing of such dietary ingredient. In 2011 and 2016, the FDA issued draft guidance setting forth recommendations for complying with the new dietary ingredient notification requirement. In 2024, FDA has issued another guidance finalizing New Dietary Ingredient Notification (“NDIN”) procedures and timeframes, noting that other parts of the 2016 draft guidance will be finalized in due time. Although FDA guidance is non-binding and does not establish legally enforceable responsibilities, and companies are free to use an alternative approach if the approach satisfies the requirements of applicable laws and regulations, FDA guidance is a strong indication of the FDA’s view on the topic discussed in the guidance, including its position on enforcement. At this time, the NDIN draft guidance, and finalized timelines and procedures guideline are not anticipated to have a material impact on our operations. As a part of our product development process, ingredients in products are vetted for compliance with FDA’s regulations for dietary supplements. Any ingredient suspected to fall under the NDIN classification is further vetted to confirm the ingredient is Generally Recognized As Safe (GRAS) or that the ingredient manufacturer/distributor has submitted NDIN to the FDA.

The FDA or other agencies could take actions against products or product ingredients that, in their determination, present an unreasonable health risk to consumers that would make it illegal for us to sell such products. In addition, the FDA could issue consumer warnings with respect to the products or ingredients in such products that we sell. Such actions or warnings could be based on information received through FD&C Act-mandated reporting of serious adverse events.

The Bioterrorism Act, enacted in 2002, is a U.S. federal law aimed at bolstering the nation’s ability to prevent, prepare for, and respond to bioterrorism and other public health emergencies. Key provisions include mandatory registration of food facilities with the FDA, prior notification of imported food shipments, recordkeeping requirements for food facilities, and the FDA’s authority to administratively detain food products posing serious health risks. This legislation enhanced food safety by facilitating better monitoring of food facilities and imports, improving traceability and recall efforts, and strengthening the FDA’s ability to respond swiftly to potential threats to public health.

In June 2007, pursuant to the authority granted by the FD&C Act as amended by DSHEA, the FDA published detailed current Good Manufacturing Practice (“cGMP”) regulations that govern the manufacturing, packaging, labeling, and holding operations of dietary supplement manufacturers. The cGMP regulations, among other things, imposed significant recordkeeping requirements on manufacturers. The cGMP requirements are in effect for all dietary supplement manufacturers, and the FDA conducts inspections of dietary supplement manufacturers pursuant to these requirements. The failure of a manufacturing facility to comply with the cGMP regulations renders products manufactured in such facility “adulterated,” and subjects such products and the manufacturer to a variety of potential FDA enforcement actions. In addition, the Food Safety Modernization Act (“FSMA”), which was enacted in January 2011, aimed to modernize and strengthen the food safety system by shifting the focus from responding to foodborne illness outbreaks to preventing them. The act granted the FDA new regulatory authority over the way foods are grown, harvested, and processed. It also required food facilities to implement preventive controls to identify and address potential hazards in their operations. FSMA represents a fundamental shift in food safety regulation, emphasizing prevention, risk-based approaches, and enhanced collaboration throughout the food supply chain, which has increased the costs of dietary ingredients and has subjected the suppliers of such ingredients to more rigorous inspections and enforcement. FSMA also requires importers of food, including dietary supplements and dietary ingredients, to conduct verification activities to ensure that the food or ingredients they import meet applicable domestic requirements.

We take several actions to ensure manufacturers we engage comply with the Bioterrorism Act, have implemented FSMA procedures (as applies), and are operating under cGMPs. As is common in our industry, we rely on our third-party suppliers and manufacturers to have policies and procedures that ensure that the products they manufacture and sell to us comply with all applicable regulatory and legislative requirements. Internally, we have a set of supplier onboarding procedures that ensure that the third-party facilities are registered with the FDA and are operating a quality system up to cGMP standards for the respective product category. We make an intentional effort to engage manufacturers that have additional quality certifications and third-party audits, such as food safety certifications under the Global Food Safety Initiative (GFSI) or dietary supplement cGMP certifications audited by the National Sanitation Foundation (NSF), whenever possible. During this onboarding process, the supplier’s history is also researched for any recent recalls, warning letters, or import alerts related to their facility or products manufactured by the supplier. Additionally, each third-party manufacturer is required to enter into a quality agreement with us. This document specifically outlines responsibilities and cGMP/documentation expectations for each party. In general, we also seek representations and warranties, indemnification and/or insurance from our vendors. However, even with adequate insurance and indemnification, any claims of non-compliance could significantly damage our reputation and consumer confidence in our products. In addition, the failure of such products to comply with applicable regulatory and legislative requirements could prevent us from marketing the products or require us to recall or remove such products from the market, which in certain cases could materially and adversely affect our business, financial condition and results of operations. A removal or recall could also result in negative publicity and damage to our reputation which could reduce future demand for our products. In such case, we may attempt to offset any losses related to recalls and removals with reformulated or alternative products; however, there can be no assurance that we would be able to offset all or any portion of losses related to any future removal or recall.

The FD&C Act permits structure/function claims to be included in labels and labeling for dietary supplements without FDA pre-market approval. However, companies must have substantiation that the claims are “truthful and not misleading,” and must submit a notification with the text of the claims to the FDA no later than 30 days after marketing the dietary supplement with the claims. Permissible structure/function claims may describe how a particular nutrient or dietary ingredient affects the structure, function, or general well-being of the body, or characterize the documented mechanism of action by which a nutrient or dietary ingredient acts to maintain such structure or function. The label or labeling of a product marketed as a dietary supplement may not expressly or implicitly represent that a dietary supplement will diagnose, cure, mitigate, treat, or prevent a disease (i.e., a disease claim). If the FDA determines that a particular structure/function claim is an unacceptable disease claim that causes the product to be regulated as a drug, a conventional food claim, or an unauthorized version of a “health claim,” or, if the FDA determines that a particular claim is not adequately supported by existing scientific data or is false or misleading in any particular way, we would be prevented from using the claim and would have to update our product labels and labeling accordingly. We have an in-house regulatory team that reviews the scientific literature and develops substantiation as part of the product development process to ensure the crafting of compliant structure-function claims and product positioning. Our regulatory team engages in the review of web copy, e-commerce copy, and other marketing copy at the request of the brand directors of each respective brand.

In addition, DSHEA provides that so-called “third-party literature,” e.g., “a publication, including an article, a chapter in a book, or an official abstract of a peer-reviewed scientific publication that appears in an article and was prepared by the author or the editors of the publication” supplements, when reprinted in its entirety, may be used “in connection with the sale of a dietary supplement to consumers” without the literature being subject to regulation as labeling. Such literature: (1) must not be false or misleading; (2) may not “promote” a particular manufacturer or brand of dietary supplement; (3) must present a balanced view or is displayed or presented with other such items on the same subject matter so as to present a balanced view of the available scientific information; (4) if displayed in an establishment, must be physically separate from the dietary supplements; and (5) should not have appended to it any information by sticker or any other method. If the literature fails to satisfy each of these requirements, we may be prevented from disseminating such literature with our products, and any continued dissemination could subject our product to regulatory action as an illegal drug.

The FDA has broad authority to enforce the provisions of federal law applicable to dietary supplements, including powers to issue a public warning or notice of violation letter to a company, publicize information about illegal products, detain products intended for import, require the reporting of serious adverse events, require a recall of illegal or unsafe products from the market, and request the Department of Justice to initiate a seizure action, an injunction action or a criminal prosecution in United States courts.

Federal Trade Commission

The FTC exercises jurisdiction over the advertising of all products, including foods, dietary supplements and cosmetics, and requires that all advertising to consumers be truthful and non-misleading. The FTC actively monitors the dietary supplement space and has instituted numerous enforcement actions against dietary supplement companies for failure to have adequate substantiation for claims made in advertising or for the use of false or misleading advertising claims or practices. These enforcement actions have resulted in consent decrees and significant monetary judgments against the companies and/or individuals involved. Regulators require a company to convey product claims clearly and accurately and further require marketers to maintain adequate substantiation for their claims. More specifically, the FTC requires such substantiation to be based upon competent and reliable scientific evidence and requires a company to have a reasonable basis for the expressed and implied product claim before it disseminates an advertisement. A reasonable basis is determined based on the claims made, how the claims are presented in the context of the entire advertisement, and how the claims are qualified. The FTC’s standard for evaluating substantiation is designed to ensure that consumers are protected from false and/or misleading claims by requiring scientific substantiation of product claims at the time such claims are first made. The failure to have this substantiation violates the Federal Trade Commission Act.

Foreign

Our products sold in foreign countries are also subject to regulation under various national, local, and international laws that include provisions governing, among other things, the formulation, manufacturing, packaging, labeling, testing, advertising, and distribution of these products within their respective categories. Some foreign entities categorize these products/formulations as “Medicines” or subsets of a medicinal category instead of as “food supplements” or “dietary supplements”, based on the regionally-specific regulations and the nature of the product. Government regulations in foreign countries may prevent or delay the introduction, or require the reformulation, of certain of our products.

In foreign markets, our regulatory department works with an in-country regulatory consultant group to guide us through the regulatory process needed to launch our product in a particular country such as Canada, the United Kingdom and Australia. For example, Canada and Australia require a product submission packet and approval from Health Canada (“HC”) and the Therapeutic Goods Administration (“TGA”), respectively, for products that would be considered “Natural Health Products” (in Canada) or “Listed Medicines” (in Australia). In the United Kingdom, on the other hand, no formal regulatory submission or pre-approval is needed for products within the food supplement category. Launch timing varies by country. In the United States and United Kingdom, once a formula is established and labeling has been approved by our regulatory and legal advisors, the product can be launched upon production. The Australian approval process generally takes four to eight weeks from the time the packet is submitted, while in Canada the approval process can take from six to twelve months from submission.

In Canada, HC has oversight over our FOCUSfactor and Flat Tummy products. Our FOCUSfactor and Flat Tummy products are considered natural health products (“NHPs”) by HC, and each has been issued, so they each have a natural product number (“NPN”) that was assigned by HC upon its review and approval. This applies to all products currently marketed or licensed in Canada, except for the FOCUSfactor energy drinks, which are considered supplemented foods and are not subject to pre-approval. Energy drinks are instead subject to supplemented foods regulations and manufacturing standards.

In the United Kingdom, FOCUSfactor products are considered food supplements that are regulated by the Food Standards Agency (“FSA”). There is no requirement for licensing or registering food supplement products in the United Kingdom. Products must comply with relevant food law, which include formulation/ingredient restrictions, specific labeling requirements, and other parameters. Brexit has introduced significant challenges for the sale of food supplements from the UK into the EU. These challenges primarily stem from regulatory misalignment and new border controls. Previously, products could be freely traded within the EU under harmonized regulations, but now, UK-based supplements must adhere to separate EU regulations to be sold in the European market. This necessitates costly and time-consuming compliance efforts, including product testing and re-labelling. Additionally, customs procedures and tariffs introduced post-Brexit have further impeded the flow of goods, increasing costs for businesses and potentially limiting consumer access to certain products. Flat Tummy products are not currently sold in the United Kingdom.

In Australia, FOCUSfactor products are “Listed Medicines” that are regulated by the TGA and require an AUST L (Australia Listed Medicine) number. Listed Medicines are regulated by the TGA, and the advertising of these products is also regulated by the TGA under the Therapeutic Goods Administrative Code (“TGAC”). Flat Tummy products are not currently sold in Australia.

New Legislation or Regulation

Legislation may be introduced which, if passed, would impose substantial new regulatory requirements on dietary supplements. We cannot determine what effect additional domestic or international governmental legislation, regulations, or administrative orders, when and if promulgated, would have on our business in the future. New legislation or regulations may require the reformulation or revised labeling of certain products to meet new standards, require the recall or discontinuance of certain products not capable of reformulation, or impose additional record keeping or submission requirements. Moreover, emerging or future regulations might introduce additional challenges beyond those currently foreseen, further affecting the industry landscape.

Fragmented state-level regulations develop in the United States from time-to-time. Once such bill, the New York Weight Loss Products Bill, effective as of April 22, 2024, imposes stricter regulations on weight loss and athletic performance products. Among its provisions, it requires manufacturers to implement age verification measures for the sale of consumers in the state of New York. Despite its passage, opposition from industry trade groups persists, citing concerns over its impact on the dietary supplement industry. Another noteworthy and continuously-evolving state-level regulation is Proposition 65, which is a California initiative that governs the presence of some chemicals and associated warnings and is managed by the California Office of Environmental Health Hazard Assessment (OEHHA).

On a federal level in the United States, repeated legislative attempts have been made within the last several years to introduce a mandatory product listing (MPL) for the dietary supplement industry through the FDA, which would require notification to the FDA before bringing a product to the market and for label information to be submitted to and maintained in a central database. While the most recent MPL attempt failed in 2022, the FDA’s outlined budget and legislative proposals for 2025 continue to include the modernization of DSHEA regulations and the introduction of an MPL. Several trade association groups within the dietary supplement industry continue to express opposition to the current proposal, citing a clear lack of scope and definition of what it ultimately may require.

In Canada, Health Canada is in the process of reviewing and updating the database of ingredient and product monographs. While this effort is considerably focused on the clarification and harmonization of existing monographs and resources, the changing of certain ingredient monographs may have the potential to impact formulation or labeling, if any such ingredient is included in one of our licensed products. If this does occur, Health Canada is expected to provide phase-in and guidance for any such changes. Health Canada has also provided updated labeling formatting for Natural Health Products (NHPs), with a compliance date for existing products of 2028. Concurrently, Health Canada is in the consultation period for an updated fee schedule for Health Canada-related activities, such as the review of product submission packets, site licensing, and other activities relevant to maintaining operations and regulatory compliance in Canada. These discussions are still ongoing, but present potential additional future expenses to companies with natural health product registrations in the Canadian regions, as well as manufacturers or importers of such products. The benefit of this proposed pay scheme is that it may significantly reduce the number of product submissions from other companies in the Canadian market, which may reduce competition in the Canadian market and perhaps reduce review timelines by Health Canada for new product registrations and other such activities, therefore decreasing the time barrier to entry.

Intellectual Property

We own 23 trademarks that have been registered with the United States Patent and Trademark Office and have filed applications to register additional trademarks. In addition, we claim domestic trademark and service mark rights in numerous additional marks that we use. We own a number of trademark registrations in countries outside the United States. Federally registered trademarks in the United States have a perpetual life, as long as they are maintained and renewed on a timely basis and used properly as trademarks, subject to the rights of third parties to seek cancellation of the trademarks if they claim priority or confusion of usage. Most foreign trademark offices use similar trademark renewal processes. We regard our trademarks and other proprietary rights as valuable assets and believe they make a significant positive contribution to the marketing of our products.

We protect our legal rights concerning our trademarks by appropriate measures, which may include legal action. We possess a portfolio of both registered and unregistered (i.e., common law) trademarks. In certain circumstances, we seek and obtain registrations for our trademarks, which may confer certain advantages, and the decision to register a trademark is made on a case-by-case basis. We have registered and intend to register certain trademarks in certain limited jurisdictions outside the United States where our products are sold, but we may not register all or even some of our trademarks in every country in which we conduct business or intend to conduct business.

We own U.S. Patent 8,329,227 covering FOCUSfactor’s proprietary formulation “for enhanced mental function.” This patent was issued by the United States Patent and Trademark Office in December 2012 and expires in April 2025.

In addition to this intellectual property, we also rely on our proprietary knowledge and ongoing technological innovation to develop a competitive position in the market for our products. Each of our patents and know-how are integral to the conduct of our business and the loss of any could have a material adverse effect on our business.

Human Capital Management

We recognize that attracting, motivating and retaining passionate talent at all levels is vital to continuing our success. By improving employee retention and engagement, we also improve our ability to support our customers and protect the long-term interests of our stakeholders and stockholders. We invest in our employees through continuously improving benefits and various health and wellness initiatives, and offer competitive compensation packages, working to continuously improve fairness in internal compensation practices.

As of December 31, 2024, we had 21 full-time employees. We intend to grow our employee base in response to the demands and requirements of the business. We believe that the employer-employee relationships in our Company are positive. We have no labor union contracts.

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the following risks and all of the other information contained in this Annual Report before deciding whether to invest in our common stock. If any of the following risks are realized, our business, financial condition and results of operations could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose all or part of your investment in our common stock. Additional risks of which we are not presently aware or that we currently believe are immaterial may also harm our business and results of operations. Some statements in this Annual Report, including such statements in the following risk factors, constitute forward-looking statements. See the section entitled “Cautionary Note Regarding Forward-Looking Statements.”

Risks Related to Our Business, Strategy and Industry

We operate in a highly competitive industry and our failure to compete effectively could materially and adversely affect our sales and growth prospects.

The U.S. nutritional supplements retail industry is a large and highly fragmented industry with few barriers to entry. We compete against other domestic and international manufacturers, specialty retailers, mass merchants, multi-level marketing organizations, mail-order and direct-to-consumer companies, and e-commerce companies. This market is highly sensitive to the introduction of new products, which may rapidly capture a significant share of the market. As certain products become more mainstream, with broader distribution, we may experience increased competition for those products. Increased competition from companies that distribute through retail, e-commerce or wholesale channels could have a material adverse effect on our financial condition and results of operations. Certain of our competitors may have significantly greater financial, technical and marketing resources than we do, and may be able to adapt to changes in consumer preferences more quickly, devote greater resources to the marketing and sale of their products, or generate greater brand recognition. In addition, our competitors may be more effective and efficient in introducing new products. Furthermore, if we fail to maximize the efficiency of our ship direct to customers strategies, or fail to provide our customers with an attractive omni-channel experience, our business and results of operations could be materially and adversely affected. We may not be able to compete effectively, and any of the factors listed above may cause price reductions, reduced margins and losses of our market share.

Our failure to appropriately respond to changing consumer preferences and demand for new products or product enhancements could significantly harm our relationship with customers and our product sales, as well as our financial condition and operating results.

Our business is subject to changing consumer trends and preferences, including rapid and frequent changes in demand for products, new product introductions and enhancements. Our failure to accurately predict these trends could negatively impact consumer opinion of our products, which in turn could harm our customer relationships and cause the loss of sales. The success of our new product offerings and enhancements depends upon a number of factors, including our ability to:

●	accurately anticipate consumer needs;

●	innovate and develop new products or product enhancements that meet these needs;

●	successfully commercialize new products or product enhancements in a timely manner;

●	price our products competitively;

●	manufacture and deliver our products in sufficient volumes and in a timely manner; and

●	differentiate our product offerings from those of our competitors.

If we do not introduce new products or make enhancements to meet the changing needs of our customers in a timely manner, some of our products could be rendered obsolete, which could negatively impact our revenues, financial condition, and operating results.

We depend on a small number of large retailers for a significant portion of our sales. Our sales growth is dependent upon maintaining our relationships with existing customers, and the loss of any one such customer could materially adversely affect our business and financial performance.

Certain retailers make up a significant percentage of our products’ retail volume. For the year ended December 31, 2024, our top two customers accounted for 73% of our net revenue. For the year ended December 31, 2023, our top three customers accounted for 78% of our net revenue. We sell products to our customers under their standard vendor agreements. These vendor agreements do not include a term or duration as sales under each vendor agreement are generally made on a purchase order basis, and do not include any termination provisions. The loss of sales of any of our products in a major retailer, or the reduction of purchasing levels or the cancellation of any business from a major retailer, could have a material adverse effect on our business and financial performance. In addition, if we were to lose one or more of these retailers as a distribution channel for our products, we can make no assurances that we will be able to find a comparable retailer to replace such relationship or that we will be able to find a replacement at all, which could negatively impact our revenues, financial condition, and operating results.

If our outside suppliers and manufacturers fail to supply products in sufficient quantities and in a timely fashion, our business could suffer.

Contract manufacturers produce all of our products. Our contract manufacturers acquire all of the raw materials for manufacturing our products from third-party suppliers. We also depend on outside suppliers for the packaging materials for our products. In the event we were to lose any significant suppliers or contract manufacturers and have trouble in finding or transitioning to alternative suppliers or manufacturers, it could result in product shortages or product back orders, which could harm our business. There can be no assurance that suppliers will be able to provide our contract manufacturers the raw materials in the quantities and at the appropriate level of quality that we request or at a price that we are willing to pay. We are also subject to delays caused by any interruption in the production of these materials including weather, disease, crop conditions, climate change, transportation interruptions and natural disasters or other catastrophic events. Our profit margins and timely product delivery are dependent upon the ability of our suppliers and contract manufacturers to supply us with products in a timely and cost-efficient manner. Our ability to enter new markets and sustain satisfactory levels of sales in each market depends on the ability of our suppliers and contract manufacturers to provide required levels of ingredients and products and to comply with all applicable regulations. The failure of our outside suppliers or manufacturers to supply ingredients or produce our products could materially adversely affect our business operations. We believe we have dependable suppliers for all of our ingredients, and we have identified alternative suppliers and manufacturers for all of our ingredients and products. If our suppliers are unable to perform, any delay in replacing or substituting such ingredients could adversely affect our business.

A downturn in the economy, could affect consumer purchases of discretionary items such as the health and wellness products that we offer, which could have an adverse effect on our business, financial condition, profitability, and cash flows.

We offer a broad selection of health and wellness products. A downturn in the economy could adversely impact consumer purchases of discretionary items such as health and wellness products. The United States and global economies may slow dramatically as a result of a variety of factors, including turmoil in the credit and financial markets, concerns regarding the stability and viability of major financial institutions, the state of the housing markets, and volatility in worldwide stock markets. In the event of such economic downturn, the U.S. and global economies could become significantly challenged in a recessionary state for an indeterminate period of time. Inflation or other changes in economic conditions that negatively affect demand for discretionary items could adversely affect our revenue. These economic conditions could cause many of our existing and potential customers to delay or reduce purchases of our products for some time, which in turn could harm our business by adversely affecting our revenues, results of operations, cash flows and financial condition. We cannot predict these economic conditions or the impact they would have on our consumers or business.

Adverse or negative publicity could cause our business to suffer.

Our business depends, in part, on the public’s perception of our integrity and the safety and quality of our products. Any adverse publicity could negatively affect the public’s perception about our industry, our products, or our reputation and could result in a significant decline in our operations. Specifically, we are susceptible to adverse or negative publicity regarding:

●	the nutritional supplements industry;

●	skeptical consumers;

●	competitors;

●	the safety and quality of our products and/or our ingredients;

●	any recalls or adverse health consequences of our competitors’ products;

●	regulatory investigations of our products or our competitors’ products; and

●	scandals or regulatory investigations regarding the business practices or products of our competitors.

We continue to explore new strategic initiatives, but we may not be able to successfully execute on, or realize the expected benefits from, the implementation of our strategic initiatives, and our pursuit of new strategic initiatives may pose significant costs and risks.

Our strategic initiatives are focused on, among other things, new product acquisition, new customer acquisition, improving the customer experience through the roll-out of initiatives including increasing customer engagement and personalization, improving the omni-channel experience (including in stores as well as through the internet and mobile devices), providing a relevant and inspiring product assortment and improving customer loyalty and retention. We also continually evaluate acquisition opportunities that we believe fit well within our brand portfolio and create value for our stockholders. Our future operating results are dependent, in part, on our management’s success in implementing these and other strategic initiatives, and as a result could divert management’s attention from our existing business as management focuses on developing these initiatives and related operations. Also, our short-term operating results could be unfavorably impacted by the opportunity and financial costs associated with the implementation of our strategic plans or the completion of any acquisitions, and we might not realize the benefits from such strategies. In addition, we may not be successful in achieving the intended objectives of the strategic initiatives (including acquisitions) in a timely manner or at all. We may choose to fund any acquisitions by way of (i) debt, which would subject us to additional covenant obligations and liquidity constraints, (ii) cash, which could divert working capital away from our existing business, or (iii) equity, which would result in dilution for existing stockholders, or any combination of the foregoing. There can also be no guarantee that we will be able to obtain debt on favorable terms, or at all.

As has been the case with our historical acquisition transactions, future business combinations could involve the acquisition of significant tangible and intangible assets, which could require us to record ongoing amortization expense with respect to identified intangible assets acquired. In addition, we may need to record write-downs from future impairments of identified tangible and intangible assets and goodwill. These and other similar accounting charges would reduce any future earnings or increase any losses. In future acquisitions, we could also incur debt to pay for acquisitions or issue additional equity securities as consideration, either of which could cause our stockholders to suffer significant dilution. Additionally, our ability to utilize net operating loss carryforwards, if any, acquired in any acquisitions may be significantly limited or unusable by us under Section 382 or other sections of the Internal Revenue Code (as has been the case with our net operating loss carryforwards attributable to the acquisition of Breakthrough Products, Inc.).

Current and future acquisitions may use significant resources, may be unsuccessful, and could expose us to unforeseen liabilities.

As part of our growth strategy, we have a history of pursuing acquisitions of companies with products that are similar or complementary to those that we provide in our businesses to better leverage our existing, scalable infrastructure, and may continue to pursue this strategy in the future. These acquisitions may involve significant cash expenditures, debt incurrence, additional operating losses and expenses, and compliance risks that could have a material adverse effect on our financial condition and results of operations.

We may not be able to successfully integrate our acquired businesses into our company, and therefore, we may not be able to realize the intended benefits of an acquisition. If we fail to successfully integrate acquisitions, our financial condition and results of operations may be materially adversely affected. These acquisitions could result in difficulties integrating acquired operations, technologies, and personnel into our business. Such difficulties may divert significant financial, operational, and managerial resources from our existing operations and make it more difficult to achieve our operating and strategic objectives. We may fail to retain employees or employer customers acquired through these acquisitions, which may negatively impact the integration efforts. These acquisitions could also harm our results of operations if it is subsequently determined that goodwill or other acquired intangible assets are impaired, thus resulting in an impairment charge in a future period.

In addition, these acquisitions involve risks that the acquired businesses will not perform in accordance with expectations, that we may become liable for unforeseen financial or business liabilities of the acquired businesses, including liabilities for failure to comply with healthcare regulations, that the expected synergies associated with acquisitions will not be achieved, and that business judgments concerning the value, strengths, and weaknesses of businesses acquired will prove incorrect, which could have a material adverse effect on our financial condition and results of operations.

The nutritional supplement industry increasingly relies on intellectual property rights and although we seek to ensure that we do not infringe the intellectual property rights of others, there can be no assurance that third parties will not assert intellectual property infringement claims against us, which claims may result in substantial costs and diversion of management and other resources and could have a material adverse effect on our business, financial condition and operating results. Our inability to acquire, protect or maintain our intellectual property could harm our ability to compete or grow.

Recently it has become more and more common for suppliers and competitors to apply for patents or develop proprietary technologies and processes. We seek to ensure that we do not infringe the intellectual property rights of others, but there can be no assurance that third parties will not assert intellectual property infringement claims against us. These developments could prevent us from offering or supplying competitive products or ingredients in the marketplace. They could also result in litigation or threatened litigation against us related to alleged or actual infringement of third-party rights. If an infringement claim is asserted or litigation is pursued, we may be required to obtain a license of rights, pay royalties on a retrospective or prospective basis or terminate our manufacturing and marketing of our products that are alleged to have infringed. Litigation with respect to such matters could result in substantial costs and diversion of management and other resources and could have a material adverse effect on our business, financial condition and results of operations.

We have one U.S. patent (which expires in April 2025) and numerous U.S. and foreign trademarks and service marks. There can be no assurance that the protection afforded by the patent and these trademarks and service marks will provide us with a competitive advantage or that we will be able to assert our intellectual property rights in infringement actions. We may be required to defend our intellectual property against such infringement, which could result in substantial costs and diversion of management and other resources. In addition, results of such litigation are difficult to predict and if we are not successful in defending our intellectual property rights, this could have a material adverse effect on our business, financial condition and results of operations.

If we are not able to adequately prevent disclosure of proprietary knowledge, the value of our products could be materially diminished.

Trade secrets are difficult to protect. We rely on trade secrets to protect our proprietary knowledge, especially where we do not believe patent protection is appropriate or obtainable, or where such patents would be difficult to enforce. We rely in part on confidentiality agreements to protect our trade secrets and other proprietary knowledge. We cannot guarantee that we have entered into such agreements with each party that may have had access to our proprietary knowledge, or that such agreements, even if in place, will not be circumvented. These agreements may not effectively prevent disclosure of proprietary knowledge and may not provide an adequate remedy in the event of unauthorized disclosure of such information. In addition, others may independently discover our trade secrets and proprietary knowledge, in which case we may have no right to prevent them from using such trade secrets or proprietary knowledge to compete with us. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could materially adversely affect our business, financial condition and results of operations.

International expansion will subject our business to additional economic and operational risks that could increase our costs and make it difficult to operate profitably.

One of our key growth strategies is to pursue international expansion. Expansion of our international operations may require significant expenditure of financial and management resources and result in increased administrative and compliance costs. As a result of such expansion, we will be increasingly subject to the risks inherent in conducting business internationally, including:

●	foreign currency fluctuations, which could result in reduced revenues and increased operating expenses;

●	longer or less predictable payment and sales cycles;

●	difficulty in collecting accounts receivable;

●	applicable foreign tax structures, including tax rates that may be higher than tax rates in the United States or taxes that may be duplicative of those imposed in the United States;

●	tariffs and trade barriers;

●	general economic and political conditions in each country;

●	inadequate intellectual property protection in foreign countries;

●	uncertainty regarding liability for information retrieved and replicated in foreign countries;

●	the difficulties and increased expenses of complying with a variety of foreign laws, regulations and trade standards; and

●	unexpected changes in regulatory requirements.

As a result of these risks, we may be required to incur higher than expected costs to implement or we may not be able to achieve the expected benefits of our international strategy. If we are unsuccessful in this international expansion, we would be required to reevaluate our growth strategy, and we may have incurred substantial expenses and devoted significant management time and resources in pursuing international growth.

We may experience product recalls, withdrawals or seizures, which could materially and adversely affect our business, financial condition and results of operations.

We may be subject to product recalls, withdrawals or seizures if any of the products we sell are believed to cause injury or illness or if we are alleged to have violated governmental regulations in the manufacturing, labeling, promotion, sale or distribution of those products. A significant recall, withdrawal or seizure of any of the products we manufacture or sell may require significant management attention, would likely result in substantial and unexpected costs and may materially and adversely affect our business, financial condition or results of operations. Furthermore, a recall, withdrawal or seizure of any of our products may adversely affect consumer confidence in our brands and thus decrease consumer demand for our products. As is common in the nutritional supplements industry, we rely on our contract manufacturers and suppliers to ensure that the products they manufacture and sell to us comply with all applicable regulatory and legislative requirements. In general, we seek representations and warranties, indemnification and/or insurance from our contract manufacturers and suppliers. However, even with adequate insurance and indemnification, any claims of non-compliance could significantly damage our reputation and consumer confidence in our products. In addition, the failure of those products to comply with applicable regulatory and legislative requirements could prevent us from marketing the products or require us to recall or remove such products from the market, which in certain cases could materially and adversely affect our business, financial condition and results of operations.

Increases in the price or shortages of supply of key raw materials could materially and adversely affect our business, financial condition and results of operations.

Our products are composed of certain key raw materials. If the prices of these raw materials were to increase significantly, it could result in a significant increase to us in the prices charged to us. Raw material prices may increase in the future, and we may not be able to pass on those increases to customers who purchase our products. A significant increase in the price of raw materials that cannot be passed on to customers could have a material adverse effect on our business, financial condition and results of operations.

We are subject to credit risk.

We are exposed to credit risk primarily on our accounts receivable. We provide credit to our customers in the ordinary course of our business and perform ongoing credit evaluations. While we believe that our exposure to concentrations of credit risk with respect to accounts receivable is mitigated by our large retail partner base, and we make allowances for doubtful accounts, we nevertheless run the risk of our customers not being able to meet their payment obligations, particularly in a future economic downturn. If a material number of our customers were not able to meet their payment obligations, our results of operations could be harmed.

Natural disasters and unusually adverse weather conditions could cause permanent or temporary damage to our distribution centers, impair our ability to purchase, receive or replenish inventory or cause customer traffic to decline, all of which could result in lost sales and otherwise materially and adversely affect our results of operations.

The occurrence of one or more natural disasters, such as hurricanes, fires, floods, earthquakes, tornadoes, high winds and other severe weather, could materially and adversely affect our operations and results of operations. To the extent these events result in the suspension of shipping by our distributors, closure of our corporate headquarters, or a significant number of the stores in which our products are sold, or to the extent they adversely affect one or more of our key suppliers, our operations and results of operations could be materially and adversely affected through an inability to make deliveries to stores and through lost sales. In addition, these events could result in increases in fuel (or other energy) prices or a fuel shortage, the temporary lack of an adequate work force in a market, the temporary or long-term disruption in the supply of products from suppliers, delay in the delivery of goods to our distribution centers or stores, the temporary reduction in the availability of products in our stores and disruption to our information systems, as noted above. These events also could have indirect consequences, such as increases in the cost of insurance, if they were to result in significant loss of property or other insurable damage.

Loss of key vendor relationships or failure of a vendor to protect our data or confidential and proprietary information could affect our operations.

We rely on services and products provided by many vendors in the United States and abroad. These include, for example, outsourcing of manufacturing services. In the event that any vendor suffers a bankruptcy or otherwise becomes unable to continue to provide products or services, or fails to protect our confidential, proprietary, or other information, we may suffer operational impairments and financial losses. In addition, while we generally monitor vendor risk, including the security and stability of our critical vendors, we may fail to properly assess and understand the risks and costs involved in the third-party relationships, and our financial condition and results of operations could be materially and adversely affected.

We anticipate that we will continue to rely on third-party vendors in the future. Although we believe that there are commercially reasonable alternatives to the third-party vendors we currently utilize, this may not always be the case, or they may be difficult or costly to replace. In addition, integration of new third-party vendors may require significant work and require substantial investment of our time and resources. Our use of additional or alternative third-party vendors would require us to enter into agreements with third parties, which may not be available on commercially reasonable terms or at all. Many of the risks associated with the use of third-party vendors cannot be eliminated, and these risks could negatively affect our business.

Our e-commerce business is dependent on certain third parties. Changes in business practices or terms by such third parties could have a material adverse effect on our results of operations.

Our e-commerce business has several third-party relationships that contribute to our ability to generate revenue from a variety of online sources. These relationships may be dependent upon third-party tools, such as search engines, established business terms negotiated by us, or utilization of third-party marketplaces. If the economics of these relationships or the use of the third-party tools used to drive revenue change materially, this could affect our decision to maintain these relationships, and could result in lost sales and otherwise materially and adversely affect our financial performance.

If we do not successfully develop and maintain a relevant omni-channel experience for our customers, our business and results of operations could be materially and adversely affected.

Omni-channel retailing is rapidly evolving, and we must keep pace with changing customer expectations and new developments by our competitors. Our customers are increasingly using computers, tablets, mobile phones, and other devices to shop online. As part of our omni-channel strategy, we have made and will continue to make technology investments to expand our online distribution. If we are unable to make, improve, or develop relevant customer-facing technology in a timely manner, our ability to compete and our business and results of operations could be materially and adversely affected. In addition, if our e-commerce businesses or our other customer-facing technology systems do not function as designed, we may experience a loss of customer confidence, lost sales, or data security breaches, any of which could materially and adversely affect our business and results of operations.

Our officers and directors have the ability to significantly influence or control matters requiring a stockholder vote, and other stockholders may not have the ability to influence corporate transactions.

Currently, our officers and directors beneficially own approximately 58% of our outstanding common stock. As a result, they have the ability to determine the outcome on all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions.

We are a “controlled company” within the meaning of the Nasdaq rules and, as a result, qualify for, and may rely on, exemptions and relief from certain corporate governance requirements. If we rely on these exemptions, our stockholders will not have the same protections afforded to stockholders of companies that are subject to such requirements.

Our Chief Executive Officer and Chairman, Jack Ross, beneficially owns approximately 55% of the voting power of our common stock as of December 31, 2024. As a result, we are a “controlled company” within the meaning of the Nasdaq corporate governance standards. Under these corporate governance standards, a company of which more than 50% of the voting power in the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. For example, controlled companies are not required to have:

●	a board that is composed of a majority of “independent directors,” as defined under the Nasdaq rules;

●	a compensation committee that is composed entirely of independent directors; and

●	director nominations be made, or recommended to the full board of directors, by its independent directors, or by a nominations/governance committee that is composed entirely of independent directors.

While we do not intend to rely on the exemptions relating to being a “controlled company” within the meaning of the Nasdaq rules, we may utilize these exemptions for as long as we continue to qualify as a “controlled company.” Accordingly, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq. Investors may find our common stock less attractive as a result of our reliance on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We are highly dependent on our management team, and the loss of our senior executive officers or other key employees could harm our ability to implement our strategies, impair our relationships with customers and adversely affect our business, results of operations and growth prospects.

Our success depends, in a large degree, on the skills of our management team and our ability to retain, recruit and motivate key officers and employees. Our active senior executive leadership team, including Jack Ross, Jaime Fickett and Alfred Baumeler, have significant experience, and their knowledge and relationships would be difficult to replace. Leadership changes will occur from time to time, and we cannot predict whether significant resignations will occur or whether we will be able to recruit additional qualified personnel. Competition for senior executives and skilled personnel in our industry is intense, which means the cost of hiring, paying incentives and retaining skilled personnel may continue to increase.

We need to continue to attract and retain key personnel and to recruit qualified individuals to succeed existing key personnel to ensure the continued growth and successful operation of our business. In addition, we must attract and retain qualified personnel to continue to grow our business, and competition for such personnel can be intense. Our ability to effectively compete for senior executives and other qualified personnel by offering competitive compensation and benefit arrangements may be restricted by cash flow and other operational restraints. The loss of the services of any senior executive or other key personnel, or the inability to recruit and retain qualified personnel in the future, could have a material adverse effect on our business, financial condition or results of operations. In addition, to attract and retain personnel with appropriate skills and knowledge to support our business, we may offer a variety of benefits, which could reduce our earnings or have a material adverse effect on our business, financial condition or results of operations.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss. Due to the political uncertainty involving Russia and Ukraine and the Middle East, there is an increased likelihood that escalation of tensions could result in cyber-attacks that could either directly or indirectly impact our business and lead to financial loss.

Our existing indebtedness may adversely affect our ability to obtain additional funds and may increase our vulnerability to economic or business downturns.

We are subject to a number of risks associated with our indebtedness, including: (1) we must dedicate a portion of our cash flows from operations to pay debt service costs, and therefore we have less funds available for operations and other purposes; (2) it may be more difficult and expensive to obtain additional funds through financings, if available at all; (3) we are more vulnerable to economic downturns and fluctuations in interest rates, less able to withstand competitive pressures and less flexible in reacting to changes in our industry and general economic conditions; and (4) if we default under any of our existing loans or if our creditors demand payment of a portion or all of our indebtedness, we may not have sufficient funds to make such payments. As of December 31, 2024 and December 31, 2023, our outstanding current liabilities were approximately $17.1 million and $14.0 million, respectively.

We may need to raise additional capital in the future, and our failure to do so could restrict our operations or adversely affect our ability to operate and continue our business. There is no guarantee that we will successfully raise additional capital on favorable terms or at all and if and when we need it.

If we need to raise additional capital in the future for any reason, we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all, and any additional financings may result in additional dilution to holders of the common stock. For instance, debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, expending capital, or declaring dividends, or which impose financial covenants on us that limit our ability to achieve our business objectives. Additionally, if we enter into secured debt arrangements, we could be required to dispose of material assets or operations to meet our debt service and other obligations, which could negatively impact the business or cause the business to be discontinued. If we need additional capital and cannot raise it on acceptable terms, we may not be able to meet our business objectives and be unable to continue operating as a going concern.

Legal and Regulatory Risks

Our products are subject to government regulation, both in the United States and abroad, which could increase our costs significantly and limit or prevent the sale of our products.

The manufacture, packaging, labeling, advertising, promotion, distribution and sale of our products are subject to regulation by numerous national and local governmental agencies in the United States and other countries. The primary regulatory bodies in the United States are the FDA and FTC, and we are also subject to similar regulatory bodies in all the countries in which we do business. Failure to comply with regulatory requirements may result in various types of penalties or fines. These include injunctions, product withdrawals, recalls, product seizures, fines and criminal prosecutions. Individual U.S. states also regulate nutritional supplements. A state may seek to interpret claims or products presumptively valid under federal law as illegal under that state’s regulations. For example, in February 2015, the New York Attorney General issued cease and desist letters to several national retailers regarding certain herbal supplements, and since that time both the New York Attorney General and other states’ Attorneys General have engaged in inquiries regarding the manufacture and sale of various supplements, and pursuant to such inquiries could seek to take actions against industry participants or amend applicable regulations in their state. In markets outside the United States, we are usually required to obtain approvals, licenses, or certifications from a country’s ministry of health or comparable agency, as well as labeling and packaging regulations, all of which vary from country to country. Approvals or licensing may be conditioned on reformulation of products or may be unavailable with respect to certain products or product ingredients. Any of these government agencies, as well as legislative bodies, can change existing regulations, or impose new ones, or could take aggressive measures, causing or contributing to a variety of negative consequences, including:

●	requirements for the reformulation of certain or all products to meet new standards;

●	the recall or discontinuance of certain or all products;

●	additional record keeping;

●	expanded documentation of the properties of certain or all products;

●	expanded or different labeling;

●	adverse event tracking and reporting; and

●	additional scientific substantiation.

Any or all of these requirements could have a material adverse effect on us. There can be no assurance that the regulatory environment in which we operate will not change or that such regulatory environment, or any specific action taken against us, will not result in a material adverse effect on us.

Congress and/or regulatory agencies may impose additional laws or regulations or change current laws or regulations, and state attorneys general may increase enforcement of existing or new laws, and compliance with new or changed governmental regulations, or any state attorney proceeding, could increase our costs significantly and materially and adversely affect our business, financial condition and results of operations.

From time to time, Congress, the FDA, the FTC, or other federal, state, local or foreign legislative and regulatory authorities may impose additional laws or regulations that apply to us, repeal laws or regulations that we consider favorable to us or impose more stringent interpretations of current laws or regulations. We are not able to predict the nature of such future laws, regulations, repeals or interpretations or to predict the effect that additional governmental regulation, when and if it occurs, would have on our business in the future. Those developments could require reformulation of certain products to meet new standards, recalls or discontinuance of certain products (including products that we sell) not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of certain products, additional or different labeling, additional scientific substantiation, adverse event reporting or other new requirements. For example, in recent years, the FDA has issued warning letters to several cosmetic companies alleging improper claims regarding their cosmetic products. If the FDA determines that we have disseminated inappropriate drug claims for our products intended to be sold as cosmetics, we could receive a warning or untitled letter, be required to modify our product claims or take other actions to satisfy the FDA. Any developments of this nature could increase our costs significantly and could have a material adverse effect on our business, financial condition and results of operations.

Our failure to comply with regulations could result in substantial monetary penalties and could adversely affect our operating results.

The marketing and labeling of any food product in recent years has brought increased risk that consumers will bring class action lawsuits and that the FTC and/or state attorneys general will bring legal action concerning the truth and accuracy of the marketing and labeling of the product, seek removal of a product from the marketplace, and/or impose fines and penalties. Products that we sell carry express or implied statements relating to the ingredients or health and wellness related attributes of our products. For example, in May 2017, we were one of 45 brands that were warned by the FTC regarding influencer promotion of products on Instagram. The FTC warned the companies and influencers that any sponsored posts for a product must use clear language indicating that the post is a paid sponsorship. The lack of regulatory definition for many label statements has contributed to legal challenges against many supplements companies, and plaintiffs have commenced legal actions against several nutritional supplement companies, asserting false, misleading and deceptive advertising and labeling claims. As a result of such legal or regulatory challenges, consumers may avoid purchasing products from us or seek alternatives, even if the basis for the claim is unfounded.

The FTC has instituted numerous enforcement actions against dietary supplement companies for failure to have adequate substantiation for claims made in advertising or for the use of false or misleading advertising claims. Failure by us to comply with applicable regulations could result in substantial monetary penalties, which could have a material adverse effect on our financial condition or results of operations.

Even when unmerited, class claims, action by the FTC or state attorneys general enforcement actions can be expensive to defend and adversely affect our reputation with existing and potential customers and consumers and our corporate and brand image, which could have a material and adverse effect on our business, financial condition or results of operations. The number of private consumer class actions relating to false or deceptive advertising against nutritional supplement companies has increased in recent years. In addition, the FDA has aggressively enforced its regulations with respect to different types of product claims that may or may not be made for food products. These events could interrupt the marketing and sales of our products, severely damage our brand reputation and public image, increase our legal expenses, result in product recalls or litigation, and impede our ability to deliver our products in sufficient quantities or quality, which could result in a material adverse effect on our business, financial condition, results of operations and cash flows.

We may experience product liability claims and litigation to prosecute such claims, and although we maintain product liability insurance, which we believe to be adequate for our needs, there can be no assurance that our insurance coverage will be adequate or that we will be able to obtain adequate insurance coverage in the future. In addition, we may be subject to consumer fraud claims, including consumer class action claims regarding product labeling and advertising, and litigation to prosecute such claims; these claims are generally not covered by insurance.

We could face financial liability from product liability claims if the use of our products results in significant loss or injury. We can make no assurances that we will not be exposed to any future product liability claims. Such claims may include claims that our products contain contaminants or that we fail to provide or provide inadequate warnings concerning side effects or interactions of our products with other substances. Such claims may result in substantial settlement amounts or judgments against us, and may also require us to incur additional costs to change the packaging of our products to include adequate warning language or subject our products to additional testing. A product liability claim, regardless of its merit or ultimate outcome, could result in:

●	injury to our reputation;

●	decreased demand for our products;

●	diversion of management’s attention;

●	a change in the design, manufacturing process or the indications for which our marketed products may be used;

●	loss of revenue; and

●	an inability to commercialize product candidates.

In addition, consumer fraud claims, including consumer class action claims regarding product labeling and advertising, are increasingly common as to food and dietary supplement products. If we face such claims, we may be forced to defend the action in the applicable courts. If such claims are found to be correct, this would have a material adverse effect on us and our reputation.

We carry insurance coverage in the types and amounts that we consider reasonably adequate to cover the risks we face from product liability claims. If insurance coverage is inadequate or unavailable or premium costs continue to rise, we may face additional claims not covered by insurance, and claims that exceed coverage limits or that are not covered could have a material adverse effect on us. Moreover, liability claims arising from a serious adverse event may in addition to increasing our costs through higher insurance premiums and deductibles, make it more difficult to secure adequate insurance coverage in the future. Because insurance is generally hard to obtain for such claims, these could have a material adverse effect on us.

We may experience Lanham Act claims by competitors, and litigation to prosecute such claims.

The Lanham Act empowers competitors to file suit regarding any promotional statements that the competitor believes to be false or misleading. If a competitor prevails, it could obtain monetary damages, including potentially treble damages and attorneys’ fees. A court can also order corrective advertising, or even a product recall if the offending claims are found on the product’s packaging and labeling. If we experience a Lanham Act claim filed against us, this could have a material adverse effect on us and on our products’ reputation.

If we fail to protect the integrity and security of customer-related and other confidential information, we could be exposed to litigation, increased costs and reputational damage, and our business, results of operations and financial condition could be materially and adversely affected.

The use of individually identifiable data by us, our customers, and others is regulated at the state, federal and international levels. Privacy and information security laws and regulations change from time to time, and there may not always be clear guidance from the respective governments and regulators regarding the interpretation of these laws and regulations, which may create the risk of an inadvertent violation. In addition, the increasing costs of compliance with those laws and regulations and related technology investments could materially and adversely affect our business and results of operations. Additionally, the success of our e-commerce operations depends upon the secure transmission of confidential information over public networks, including the use of cashless payments, and we use computers in substantially all other aspects of our business operations. Such uses give rise to cybersecurity risks, including security breach, espionage, system disruption, theft and inadvertent release of information. While we have taken significant steps to protect customers’ personal information, consumer preferences and credit card information, and other confidential information, including our employees’ private information and financial and strategic data about the Company and our business partners, our suppliers or others may undermine our security measures. As a result, unauthorized parties may obtain access to our data systems and misappropriate confidential data. Furthermore, because the methods used to obtain unauthorized access change frequently and may not be immediately detected, we may be unable to anticipate these methods or implement preventative measures, and our incident response efforts may not be entirely effective. Any preventative measures we implement may have the potential to negatively affect our relations with our customers or decrease activity on our websites or apps by making them less user-friendly. If our data security is compromised, it could have a material adverse effect on our reputation, results of operations and financial condition, materially increase the costs we incur to protect against those events in the future and subject us to additional legal risk and a competitive disadvantage and damage to our brand reputation. In addition, our customers could lose confidence in our ability to protect their personal information, which could cause them to stop using our websites or apps. We are reliant on third-party electronic payment systems and platforms, such as PayPal, Stripe, Amazon Pay, Afterpay and Shopify Payments, not only to protect the security of the information stored, but also to appropriately track and record data. Any failures or inadequacies in these third-party systems, even if unrelated to our business, could result in significant liability, could materially and adversely affect our reputation and business and could cause government agencies to enact additional regulatory requirements or to modify their enforcement or investigation activities.

Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial results.

U.S. generally accepted accounting principles and related pronouncements, implementation guidelines and interpretations with regard to a wide variety of matters that are relevant to our business, such as, but not limited to, revenue recognition, stock-based compensation, trade promotions, and income taxes are highly complex and involve many subjective assumptions, estimates and judgments by our management. Changes to these rules or their interpretation or changes in underlying assumptions, estimates or judgments by our management could significantly change our reported results.

Risks Related to Ownership of Our Common Stock

There is a limited trading market for the Company’s common stock; it may be difficult to sell shares.

The trading volume in our common stock has been relatively limited. Even if a more active market develops, there can be no assurance that a more active and liquid trading market for the common stock will exist in the future. Consequently, shareholders may not be able to sell a substantial number of shares for the same price at which shareholders could sell a smaller number of shares. In addition, we cannot predict the effect, if any, that future sales of its common stock in the market, or the availability of shares of common stock for sale in the market, will have on the market price of our common stock. Sales of substantial amounts of common stock in the market, or the potential for large amounts of sales in the market, could cause the price of our common stock to decline, or reduce our ability to expand our business by using our common stock as consideration in an acquisition. The lack of liquidity of the investment in the common shares should be carefully considered when making an investment decision.

The price of our common stock may be volatile, and you may be unable to resell your shares at or above the price paid.

The trading price of our common stock may fluctuate substantially. The market price of our common stock may fluctuate higher or lower, depending on many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include the following:

●	actual or anticipated fluctuations in our financial condition and operating results;

●	actual or anticipated changes in our growth rate relative to our competitors;

●	commercial success and market acceptance of our products;

●	success of our competitors in developing or commercializing products;

●	ability to commercialize or obtain regulatory approvals for our product, or delays in commercializing or obtaining regulatory approvals;

●	strategic transactions undertaken by us;

●	additions or departures of key personnel;

●	product liability claims;

●	prevailing economic conditions;

●	disputes concerning our intellectual property or other proprietary rights;

●	FDA or other U.S. or foreign regulatory actions affecting us or our industry;

●	sales of our common stock by our officers, directors or significant stockholders;

●	future sales or issuances of equity or debt securities by us;

●	business disruptions caused by earthquakes, fires or other natural disasters;

●	issuance of new or changed securities analysts’ reports or recommendations regarding us;

●	changes in our capital structure, such as future issuances of debt or equity securities;

●	short sales, hedging and other derivative transactions involving our capital stock; and

●	general economic and geopolitical conditions, including the current or anticipated impact of military conflict and related sanctions imposed on Russia by the United States and other countries due to Russia’s invasion of Ukraine.

In addition, if the market for stocks in our industry or the stock market, in general, experience a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, results of operations, or financial condition. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. If our stock price is volatile, we may become the target of securities litigation. Securities litigation could result in substantial costs and divert our management’s attention and resources from our business. This could have a material adverse effect on our business, results of operations, and financial condition.

You may be diluted by future issuances of common stock in connection with our incentive plans, acquisitions or otherwise; future sales of such shares in the public market, or the expectations that such sales may occur, could lower our stock price.

Our certificate of incorporation authorizes us to issue shares of our common stock and options, rights, warrants and appreciation rights relating to our common stock for the consideration and on the terms and conditions established by our Board of Directors (the “Board”) in its sole discretion. We could issue a significant number of shares of common stock in the future in connection with investments or acquisitions. Any of these issuances could dilute our existing stockholders, and such dilution could be significant. Moreover, such dilution could have a material adverse effect on the market price for the shares of our common stock.

A significant number of our total outstanding shares are restricted from immediate resale, but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

Subject to certain exceptions, without the prior written consent of Roth Capital Partners, LLC, the underwriter in our initial public offering, we, and our officers and directors and our 5% and greater stockholders, until April 20, 2025, have agreed not to: (1) offer, sell, contract to sell, pledge, grant any option to purchase, make any short sale or otherwise transfer or dispose of, directly or indirectly, any shares of common stock or any securities convertible into, exchangeable for or that represent the right to receive shares of common stock; (2) file any registration statement with the SEC relating to the offering of any shares of common stock or any securities convertible into or exercisable or exchangeable for common stock; or (3) enter into any swap or other arrangement that transfers, in whole or in part, any of the economic consequences of ownership of common stock, subject to certain exceptions. Roth Capital Partners, LLC, in its sole discretion, may release the common stock and other securities subject to the lock-up agreements described above in whole or in part at any time with or without notice.

The market price of our common stock may decline significantly when the restrictions on resale by our existing stockholders lapse. A decline in the market price of our common stock might impede our ability to raise capital through the issuance of additional shares of common stock or other equity securities.

We do not anticipate paying any cash dividends on our common stock in the foreseeable future.

We currently intend to retain our future earnings, if any, for the foreseeable future, to repay indebtedness and to fund the development and growth of our business. We do not intend to pay any dividends to holders of our common stock in the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our Board taking into account various factors, including our business, operating results and financial condition, current and anticipated cash needs, plans for expansion, any legal or contractual limitations on our ability to pay dividends under our loan agreements or otherwise. As a result, if our Board does not declare and pay dividends, the capital appreciation in the price of our common stock, if any, will be your only source of gain on an investment in our common stock, and you may have to sell some or all of your common stock to generate cash flow from your investment.

If securities or industry analysts do not publish research or reports about our business, or if they downgrade their recommendations regarding our common stock, its trading price and volume could decline.

We expect the trading market for our common stock to be influenced by the research and reports that industry or securities analysts publish about us, our business or our industry. As a new public company, we do not currently have and may never obtain research coverage by securities and industry analysts. If no securities or industry analysts commence coverage of our company, the trading price for our stock may be negatively impacted. If we obtain securities or industry analyst coverage and if one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline and our common stock to be less liquid. Moreover, if one or more of the analysts who cover us downgrades our stock or publishes inaccurate or unfavorable research about our business, or if our results of operations do not meet their expectations, our stock price could decline.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain executive management and qualified board members.

As a public company, we are subject to the reporting requirements of the Exchange Act, as amended, the Sarbanes-Oxley Act, the Dodd-Frank Act, and other applicable securities rules and regulations. Compliance with these rules and regulations involves significant legal and financial compliance costs, may make some activities more difficult, time-consuming or costly and may increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire more employees in the future or engage outside consultants, which will increase our costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us, and our business may be adversely affected.

We may be subject to additional regulatory burdens resulting from our recent public listing.

We are working with our legal, accounting and financial advisors to identify those areas in which changes should be made to our financial management control systems to manage our obligations as a newly public company listed on Nasdaq. These areas include corporate governance, corporate controls, disclosure controls and procedures and financial reporting and accounting systems. We have made, and will continue to make, changes in these and other areas, including our internal controls over financial reporting. In addition, compliance with reporting and other requirements applicable to public companies listed on Nasdaq will create additional costs for us and will require the time and attention of management. We cannot predict the amount of the additional costs that we might incur, the timing of such costs or the impact that management’s attention to these matters will have on our business.

The existence of indemnification rights held by our directors, officers and employees may result in substantial expenses.

Our articles of incorporation allow for us to, and our amended and restated bylaws provide that we are obligated to, indemnify each of our directors or officers to the fullest extent authorized by Nevada law and, subject to certain conditions, advance the expenses incurred by any director or officer in defending any action, suit or proceeding prior to its final disposition. Those indemnification obligations could expose us to substantial expenditures to cover the cost of settlement or damage awards against our directors or officers, which we may be unable to afford. Further, those provisions and resulting costs may discourage us or our stockholders from bringing a lawsuit against any of our current or former directors or officers for breaches of their fiduciary duties, even if such actions might otherwise benefit our stockholders.

Anti-takeover effects of certain provisions of Nevada state law hinder a potential takeover of us.

Though not now, we may be or in the future we may become subject to Nevada’s control share law. A corporation is subject to Nevada’s control share law if it has more than 200 stockholders, at least 100 of whom are stockholders of record and residents of Nevada, and it does business in Nevada or through an affiliated corporation. The law focuses on the acquisition of a “controlling interest,” which means the ownership of outstanding voting shares sufficient, but for the control share law, to enable the acquiring person to exercise the following proportions of the voting power of the corporation in the election of directors: (i) one-fifth or more but less than one-third; (ii) one-third or more but less than a majority; or (iii) a majority or more. The ability to exercise such voting power may be direct or indirect, as well as individual or in association with others.

The effect of the control share law is that the acquiring person, and those acting in association with it, obtains only such voting rights in the control shares as are conferred by a resolution of the stockholders of the corporation, approved at a special or annual meeting of stockholders. The control share law contemplates that voting rights will be considered only once by the other stockholders. Thus, there is no authority to strip voting rights from the control shares of an acquiring person once those rights have been approved. If the stockholders do not grant voting rights to the control shares acquired by an acquiring person, those shares do not become permanent non-voting shares. The acquiring person is free to sell its shares to others. If the buyers of those shares themselves do not acquire a controlling interest, their shares do not become governed by the control share law.

If control shares are accorded full voting rights and the acquiring person has acquired control shares with a majority or more of the voting power, any stockholder of record, other than an acquiring person, who has not voted in favor of approval of voting rights is entitled to demand fair value for the redemption of such stockholder’s shares.

Nevada’s control share law may have the effect of discouraging takeovers of the corporation.

In addition to the control share law, Nevada has a business combination law, which prohibits certain business combinations between Nevada corporations and “interested stockholders” for two years after the “interested stockholder” first becomes an “interested stockholder,” unless the corporation’s board of directors approves the combination in advance or thereafter by both the board of directors and 60% of the disinterested stockholders. For purposes of Nevada law, an “interested stockholder” is any person who is (i) the beneficial owner, directly or indirectly, of 10% or more of the voting power of the outstanding voting shares of the corporation, or (ii) an affiliate or associate of the corporation and at any time within the two previous years was the beneficial owner, directly or indirectly, of 10% or more of the voting power of the then outstanding shares of the corporation. The definition of the term “business combination” is sufficiently broad to cover virtually any kind of transaction that would allow a potential acquirer to use the corporation’s assets to finance the acquisition or otherwise to benefit its own interests rather than the interests of the corporation and its other stockholders.

The effect of Nevada’s business combination law is to potentially discourage parties interested in taking control of us from doing so if it cannot obtain the approval of our board of directors.

We may experience fluctuations in our tax obligations and effective tax rate, which could materially and adversely affect our results of operations.

We are subject to U.S. federal and state income taxes and taxes in certain other non-U.S. jurisdictions. Tax laws, regulations and administrative practices in various jurisdictions may be subject to significant change, with or without advance notice, due to economic, political and other conditions, and significant judgment is required in evaluating and estimating our provision and accruals for these taxes. There are many transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. Our effective tax rates could be affected by numerous factors, such as changes in tax, accounting and other laws, regulations, administrative practices, principles and interpretations, the mix and level of earnings in a given taxing jurisdiction or our ownership or capital structures. For example, the United States government may enact significant changes to the taxation of business entities including, among others, an increase in the corporate income tax rate, an increase in the tax rate applicable to certain income earned overseas and elimination of certain exemptions, and the imposition of minimum taxes or surtaxes on certain types of income. No specific United States tax legislation has been proposed at this time and the likelihood of these changes being enacted or implemented is unclear. We are currently unable to predict whether such changes will occur and, if so, the ultimate impact on our business. We urge investors to consult with their legal and tax advisers regarding implications of potential changes in U.S. tax laws on an investment in our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We depend on software applications, information technology systems, computing infrastructure and cloud service providers to operate our business. Certain of these systems are managed, hosted, provided or used by third parties, to assist in conducting our business and which have their own cyber security measures in place. We implement generally applicable industry standards and best practices processes for the assessment, identification, and management of material risks from cybersecurity threats to our information technology systems.

We have an Information Technology “IT” professional who oversees our information security policies and procedures. Our IT department maintains a cyber incident reporting and response process and provides management notifications based on the seriousness of any incident. Our information security policies and procedures are required to be reviewed on a regular basis.

We have not experienced a cybersecurity incident that resulted in a material adverse impact to our business or operations; however, there can be no guarantee that we will not experience such an incident in the future. For a description of the risks from cybersecurity threats that may materially affect our Company and how they may do so, please see “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K.

Cybersecurity Governance. Our Audit Committee has primary responsibility for overseeing our risk-management program relating to cybersecurity, although our Board of Directors participates in periodic reviews and discussion dedicated to cyber risks, threats, and protections.

Item 2. Properties

The following table describes our principal properties leased as of the date of this Annual Report.

Purpose	Location	Square Footage
Technology Center(1)	Halifax, NS	8,500

(1)	Monthly rental payments are $10,000 Canadian Dollars per month on a month-to-month basis.

Item 3. Legal Proceedings

From time to time, we are involved in various litigation matters arising in the ordinary course of our business. We do not believe that any of these matters, individually or in the aggregate, are currently material to us. See the sections titled Business – Legal Proceedings and Note 13 – Commitments and Contingencies – Litigation of the Notes to the Consolidated Financial Statements contained in this Annual Report on Form 10-K for information about certain legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the Nasdaq Capital Market under the symbol “SNYR.”

Holders

As of March 27, 2025, there were 30 holders of record of our common stock. A substantially greater number of holders are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.

Dividends

Since our inception, we have not paid any dividends on our common stock, and we currently expect that, for the foreseeable future, all earnings, if any, will be retained for use in the development and operation of our business. In the future, our Board may decide, at its discretion, whether dividends may be declared and paid to holders of our common stock.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.

Unregistered Sales of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited condensed consolidated financial statements and the notes thereto contained elsewhere in this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

Overview

We are a provider of consumer health care, beauty, and lifestyle products. Our current brand portfolio consists of two core brands: FOCUSfactor, a clinically-tested brain health supplement (this study was performed independently and is not related to any FDA-approved IND application) that has been shown to improve memory, concentration and focus and Flat Tummy, a lifestyle brand that provides a suite of nutritional products to help women achieve their weight management goals.

Our management’s discussion and analysis of our financial condition and results of operations are only based on our current business and should be read in conjunction with our unaudited interim condensed consolidated financial statements and audited consolidated financial statements and accompanying notes thereto included elsewhere in this prospectus. Key factors affecting our results of operations include revenues, cost of revenue, operating expenses and income and taxation.

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

	Year Ended December 31, 2024	Year Ended December 31, 2023
Net income	$2,124,976	$6,338,750
Interest income	(1,523)	(1,616)
Interest expense	4,105,198	4,236,149
Taxes	102,085	234,980
Depreciation and amortization	133,334	33,333
EBITDA	$6,464,070	$10,841,596

EBITDA is considered non-GAAP financial measures. EBITDA represents earnings before interest, taxes, depreciation and amortization. Our definition of EBITDA might not be comparable to similarly titled measures reported by other companies.

Results of Operations for the Years Ended December 31, 2024 and December 31, 2023

During both 2024 and 2023, we focused on developing our currently owned brands into new markets and by product extensions.

Revenue

For the year ended December 31, 2024, we had revenues of $34,834,243 from sales of our products, as compared to revenue of $42,777,633 for the year ended December 31, 2023. This is comprised of the following categories:

	December 31, 2024	December 31, 2023
Nutraceuticals	$34,817,333	$42,753,052
Consumer Goods	16,910	24,581
	$34,834,243	$42,777,633

For the year ended December 31, 2024, our Nutraceuticals revenue consisted of $30,798,145 from our FOCUSfactor brand and $4,019,188 from our Flat Tummy brand, as compared to $37,202,521 and $5,550,531, respectively, for the year ended December 31, 2023.

The decrease in our Nutraceutical category was due to undertaking a rebranding and packaging upgrade for FOCUSfactor that resulted in customers selling through their existing inventory before bringing in the new packaging. The decrease in the Consumer Goods category is due to normalization of business after the 2019 launch of our online application.

Cost of Sales

For the year ended December 31, 2024, our cost of sales was $11,191,224. Our cost of sales for the year ended December 31, 2023 was $10,697,323. The increase in cost of sales was primarily due to a settlement with a supplier in 2023 resulting in a reduction in cost of sales for 2023.

Gross Profit

Gross profit was $23,643,019, or 68% of revenue for the year ended December 31, 2024, as compared to gross profit of $32,080,310 or 75% of revenue for the same period in 2023, a decrease of $8,437,291 or 26%. The decrease in gross profit is largely related to the decrease in net sales due to the rebranding of FOCUSfactor.

Operating Expenses

Selling and Marketing Expenses

For the year ended December 31, 2024, our selling and marketing expenses were $12,991,431 as compared to $15,188,528 for the year ended December 31, 2023. The decrease is due to management of expenses.

General and Administrative Expenses

For the year ended December 31, 2024, our general and administrative expenses were $4,717,006. For the year ended December 31, 2023, our general and administrative expenses were $6,051,703. The decrease is largely due to management of expenses.

Depreciation and Amortization Expenses

For the year ended December 31, 2024, our depreciation and amortization expenses were $133,334 as compared to $33,333 for the year ended December 31, 2023. The increase is due to full year of amortization on license fee during 2024.

Other Income and Expenses

For the years ended December 31, 2024 and December 31, 2023, we had other (income) and expense items of the following:

	Year ended December 31, 2024	Year ended December 31, 2023
Other income	$(510,534)	$-
Interest income	(1,523)	(1,616)
Interest expense	4,105,198	4,236,149
Remeasurement (gain) loss on translation of foreign subsidiary	(18,954)	(1,517)
Total	$3,574,187	$4,233,016

The increase in other income in 2024 is related to Employee Retention Credits and an insurance claim on stolen goods. The decrease in interest expense in 2024 was due to reduction in interest rate upon loan consolidation.

Income tax expense

For the year ended December 31, 2024, we incurred income tax expense of $102,085. For the year ended December 31, 2023 we incurred income tax expense of $234,980. The decrease in 2024 relates to estimated future taxes.

Net Income

For the year ended December 31, 2024, our net income was $2,124,976. For the year ended December 31, 2023 our net income was $6,338,750. This decrease was due to lower revenue due to undertaking a rebranding and packaging upgrade for FOCUSfactor that resulted in customers selling through their existing inventory before bringing in the new packaging.

Liquidity and Capital Resources

Overview

As of December 31, 2024, we had $687,920 cash on hand and restricted cash of $100,000 which is held for credit card collateral.

In connection with preparing consolidated financial statements for the year ended December 31, 2024, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the consolidated financial statements are issued.

The Company considered the following:

●	At December 31, 2024, the Company had an accumulated deficit of $44,099,813.

●	At December 31, 2024, the Company had a working capital deficit of $1,124,601.

●	At December 31, 2024, the Company had a decrease in net revenue of $7,943,390.

●	At December 31, 2024, the Company had a decrease in net income of $4,213,774.

●	At December 31, 2024, the Company used $4,803,390 in operating activities.

Ordinarily, conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern relate to the entity’s ability to meet its obligations as they become due.

The Company evaluated its ability to meet its obligations as they become due within one year from the date that the consolidated financial statements are issued by considering the following:

●	In 2024, the Company repaid $8.5 million of loans from related party and others and received $4.9 million through loans from related party and others.

●	During 2024, the Company had net income of $2,124,976.

●	During 2024, the Company raised additional capital of $8.4 million through its Initial Public Offering (IPO).

●	The Company has the option of selling any of its brands to raise additional capital.

●	The Company has restructured its debt agreements in 2024 which extends the terms into 2026.

●	The Company is currently in negotiations with lenders to refinance its existing debt.

Management concluded that the above factors alleviate doubts about the Company’s ability to generate enough cash from operations and other available sources to satisfy its obligations for the next twelve months from the issuance date.

The Company will take the following actions if it starts to trend unfavorably to its internal profitability and cash flow projections, in order to mitigate conditions or events that would raise substantial doubt about its ability to continue as a going concern:

●	Raise additional capital through line of credit and/or loans financing for future mergers and acquisition.

●	Implement restructuring and cost reductions.

●	Raise additional capital through an additional capital raise.

Short- and Long-Term Borrowings

On June 26, 2015, we, through our wholly owned subsidiary, Neuragen Corp. (“Neuragen”), issued a 0% promissory note in a principal amount of $950,000 in connection with an Asset Purchase Agreement. The note required that $250,000 be paid on or before June 30, 2016, and $700,000 to be paid in quarterly installments (beginning with the quarter ending September 30, 2015) equal to the greater of $12,500 or 5% of U.S. net sales, and 2% of U.S. net sales of Neuragen for 60 months thereafter. The payment of such amounts was secured by a security interest in certain assets, undertakings and property (“Collateral”) pursuant to the Security Agreement, which will be released upon receipt of total payments of $1.2 million. During March 2024, this Security Agreement was consolidated with the other outstanding loans to Knight Therapeutics (Barbados) Inc. (“Knight”).

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

On May 8, 2020, we entered into a Third Amendment Agreement (the “Third Amendment”) to the Amended and Restated Loan Agreement (the “Loan Agreement”) with Knight, pursuant to which Knight agreed to loan us an additional $2.5 million (the “Additional Loan”). That same day (the “Closing”), we paid Knight a work fee of $36,000, and $25,000 for Knight’s legal costs and expenses incurred in connection with the Third Amendment. The Third Amendment amends the original loan agreement that we entered into with Knight in January 2015 and subsequently amended (as amended, the “Original Loan Agreement”). The Additional Loan matured on May 8, 2021 (the “TA Maturity Date”) and bore interest at 12.5% per annum compounding quarterly. On the TA Maturity Date, we were obligated to pay Knight a success fee (the “Success Fee”) of $83,250. The Success Fee was payable in cash or stock as set forth in the Loan Agreement. The Third Amendment includes customary representations, warranties, and affirmative and restrictive covenants, including covenants to attain and maintain certain financial metrics, including an undertaking to maintain at all times a cash balance of $600,000 and EBITDA of $3,000,000 for the twelve months ended June 30, 2020 and $4,000,000 for the twelve-month period ending on the last day of each fiscal quarter thereafter.

Terms of the $10,000,000 August 9, 2017 loan (“Third Tranche”) were modified in the Third Amendment. The Third Tranche bore interest from May 8, 2020 at a rate equal to 12.5% per annum compounded quarterly. We were obligated to pay a success fee in the amount of $1,000,000 with respect to the Third Tranche, which was fully earned on May 8, 2020 and payable no later than August 31, 2022. The Third Tranche success fee bore interest at 12.5% per annum compounding quarterly. The loan was extended to a maturity date of December 31, 2021. Because these amendments were considered not substantive changes, we accounted for the modifications as modification of debt.

On July 7, 2022, we entered into a Fourth Amendment Agreement (the “Fourth Amendment”) to the Loan Agreement with Knight, pursuant to which Knight agreed to loan us an additional $2.0 million (the “Second Additional Loan”). The Fourth Amendment amended the Original Loan Agreement. The Second Additional Loan matured on the earlier of October 31, 2022 and the date that is ninety days after the date, if any, on which Knight delivers a Second Additional Loan Repayment Notice to us. We were obligated to pay Knight a success fee of $40,000 and an amendment fee of $30,000 which was fully earned and payable as of the Fourth Amendment Date. The loan bore interest at the greater of 14% or the prime rate plus 8% per annum, compounded quarterly. This $2.0 million Second Additional Loan (only) had a personal guarantee by Jack Ross, our chief executive officer and chairman of the board.

On September 30, 2023, we entered into a Fifth Amendment Agreement (the “Fifth Amendment”) to the Loan Agreement with Knight, pursuant to which Knight agreed to extend the maturity date of the Loan to March 31, 2024. The loan bore interest at 15.5% per annum compounding quarterly. We were obligated to pay Knight a closing fee of $1,000,000 and $150,000 as reimbursement for Knight’s legal fees incurred in connection with the Fifth Amendment. These have been accrued for during the year ended December 31, 2022 since this was earned upon renegotiation of the loan during 2022. We have also paid Knight an extension fee of $136,000 per month from October 2023 through February 2024.

The Fifth Amendment amended our financial covenants to be as follows: We will maintain a minimum EBITDA of $1,000,000 for the three (3) month period ending on the last day of each Fiscal Quarter starting June 30, 2023. We shall at all times maintain FOCUSfactor net sales on a trailing twelve-month basis of at least $30,000,000.

On October 1, 2023 (effective date), we entered into a second amendment to the Distribution Agreement with Knight with an initial term ending on February 25, 2026 and an automatic renewal of one year for a payment of $450,000 by us within 180 days from the effective date. We have recorded this payable in terms of a Note Payable to Knight Therapeutics in relation to a license fee of an intangible asset. The balance outstanding at December 31, 2023 was $450,000.

During March 2024, the Company entered into an Amended Agreement with Knight Therapeutics for its existing secured debt, which we finalized in June 2024. The consolidated loan will bear minimum interest rate at 12% per annum compounded quarterly and will be paid on the last day of each month. The principal repayment will begin in the first quarter of 2025 with $1,000,000 due quarterly until March 31, 2026 when the loan becomes due in full. As part of this agreement the outstanding royalties of $536,730 were converted to long term debt.

On June 6, 2024, we entered into a Sixth Amendment Agreement (the “Sixth Amendment”) to the Loan Agreement with Knight. This amendment amends certain sections and inserts or restates certain definitions. In addition, we are obligated to pay Knight principal of $1,000,000 at the end of the fiscal quarters ending March 31, 2025, June 30, 2025, September 30, 2025, and December 31, 2025, with the outstanding balance of the loan due on the maturity date. Additionally, we are obligated to pay Knight all accrued and unpaid interest on the principal amount monthly, on the last day of each month. The final payment will be on the maturity date. One of the covenants was updated so that we must maintain a minimum EBITDA of $1,250,000 for the three-month period ending on the last day of each fiscal quarter, starting March 31, 2024. In addition, we must provide Knight our quarterly and annual operating budget for approval prior to implementation.

On February 10, 2022, we entered into a promissory note for $2,000,000 with an individual which was to be repaid with subsequent financing. On March 31, 2024, we entered into a Modification Agreement in relation to this loan. Effective March 31, 2024, the interest rate is 12%, compounded quarterly. Cash payments of interest shall be made monthly, on the final day of each month commencing in April 2024. We are required to make principal payments of $1,000,000 each quarter starting from March 31, 2025 until December 31, 2025. The remaining principal and unpaid interest is fully due on March 31, 2026. In addition, a loan renegotiation fee of $500,000 shall be earned and payable on March 31, 2026 or at such time the loan is paid in full. Upon closing of a sale transaction, as defined in the agreement, a bonus success fee of $1,800,000 will be earned and payable. An event of default, as defined in the agreement, will trigger a default interest rate increase by 5% to 17%. An incentive fee of a maximum of $563,092 will be paid, prorated if the loan is paid off early. If the loan is not repaid by March 31, 2026, Jack Ross, majority shareholder, shall grant warrants covering 10% of his stock struck at $0.12 per share. There is a cross-default clause in the agreement which states that if Knight triggers an event of default on its own loan facility, this loan will also be under default. This Agreement consolidates this $2,000,000 loan and the $6,000,000 March 8, 2022 loan as detailed below.

On March 8, 2022, we entered into Securities Purchase Agreements with debenture holders for the Senior Subordinated Debentures in the amount of $6,000,000 with an original maturity date of September 8, 2022 and warrants with a term of 3 years. The Senior Subordinated Debentures were modified on June 14, 2023 in conjunction with the promissory note. The modification included the exercise of $1.5 million on cash payment in lieu of the exercise of warrants. Pursuant to ASC 480 warrants were liability classified and we accrued the warrant liability of $1.5 million on March 8, 2022, the date of issuance. Upon September 8, 2022, the date of exercise of the warrants, we offset this warrant liability and added the $1.5 million balance to the Senior Subordinated Debentures, for a combined outstanding balance of $7.5 million. The terms of the warrants were, at the sole option of the holder, to convert the warrant at a 25% discount in the event we consummated an IPO, a cash option whereby the holder could convert the warrants at a cash value of $1.5 million or convert the warrants into the private entity valued by an independent third-party appraiser. On March 31, 2024, we entered into a Modification Agreement in relation to this loan, which consolidates it with the $2,000,000 February 10, 2022 loan above.

On May 10, 2022, we entered into a loan agreement of $355,950 with Shopify Capital Inc. for an advancement of working capital from our online processing account. We received $315,000 from Shopify Capital Inc. and $40,950 was an original issue discount. The loan bears a repayment rate of 17% of daily sales. The payment of such amounts is secured by a security interest in certain assets, undertakings and property pursuant to the Security Agreement, which will be released upon receipt of total payments of $355,950. We recognized amortization original issue discount of $13,746, which is included in interest expense in the statement of income during the year ended December 31, 2023. The outstanding loan balance at December 31, 2023 was $0.

On April 13, 2023, we entered into a loan agreement of $226,000 with Shopify Capital Inc. for an advancement of working capital from our online processing account. We received $200,000 from Shopify Capital Inc. and $26,000 was an original issue discount. The loan bears a repayment rate of 17% of daily sales. The payment of such amounts is secured by a security interest in certain assets, undertakings and property pursuant to the Security Agreement, which will be released upon receipt of total payments of $226,000. We recognized amortization original issue discount of $26,000, which is included in interest expense in the statement of income during the year ended December 31, 2023. The outstanding loan balance at December 31, 2023 was $0.

On July 12, 2023, we entered into a loan agreement of $180,800 with Shopify Capital Inc. for an advancement of working capital from our online processing account. We received $160,000 from Shopify Capital Inc. and $20,800 was an original issue discount. The loan bears a repayment rate of 17% of daily sales. The payment of such amounts is secured by a security interest in certain assets, undertakings and property pursuant to the Security Agreement, which will be released upon receipt of total payments of $180,800. We recognized amortization original issue discount of $12,288 and $8,512, respectively, which are included in interest expense in the statement of income during the years ended December 31, 2024 and 2023. The outstanding loan balance at December 31, 2024 and 2023 was $0 and $94,525, respectively.

On December 28, 2023, we entered into a confidential settlement agreement and mutual general release with a former supplier. The loan bears interest at 5% per annum and is payable in full with the last payment. This settlement resulted in a gain to us of $2,235,986 and is reflected as a reduction of cost of sales (See Note 13). During 2024 and 2023, we made payments of $2,000,000 and $1,000,000, respectively, toward this loan. The outstanding loan balance at December 31, 2024 and 2023 was $2,802,445 and $4,802,445, respectively, including interest of $352,445.

On January 21, 2024, we entered into a loan agreement of $141,250 with Shopify Capital Inc. for an advancement of working capital from our online processing account. We received $125,000 from Shopify Capital Inc. and $16,250 was an original issue discount. The loan bears a repayment rate of 17% of daily sales. The payment of such amounts is secured by a security interest in certain assets, undertakings and property pursuant to the Security Agreement, which will be released upon receipt of total payments of $141,250. We recognized amortization original issue discount of $16,250, which is included in interest expense in the statement of income during the year ended December 31, 2024. The outstanding loan balance at December 31, 2024 was $0.

During 2024, we received $3,175,000 USD and $514,500 CAD in exchange for a short term note payable issued to an entity owned and controlled by our Chief Executive Officer. This was repaid during 2024 along with interest of $525,000 USD.

On March 27, 2024 we entered into a confidential settlement agreement and mutual general release with a supplier. During 2024, we made payments of $700,000 toward this loan. The outstanding loan balance at December 31, 2024 was $2,320,824.

On May 1, 2024, we entered into a loan agreement with Shopify Capital Inc. for an advancement of working capital from our online processing account. We received $370,000 from Shopify Capital Inc. and $48,100 was an original issue discount. The loan bears a repayment rate of 25% of daily sales. The payment of such amounts is secured by a security interest in certain assets, undertakings and property pursuant to the Security Agreement, which will be released upon receipt of total payments of $418,100. The Company recognized amortization original issue discount of $13,067 which is included in interest expense in the statement of income during the year ended December 31, 2024. The outstanding loan balance at December 31, 2024 was $269,488 net of unamortized original issue discount of $35,033.

On May 22, 2024, we entered into a loan agreement with Shopify Capital Inc. for an advancement of working capital from our online processing account. We received $105,000 from Shopify Capital Inc. and $13,650 was an original issue discount. The loan bears a repayment rate of 25% of daily sales. The payment of such amounts is secured by a security interest in certain assets, undertakings and property pursuant to the Security Agreement, which will be released upon receipt of total payments of $118,650. We recognized amortization original issue discount of $11,515, which is included in interest expense in the statement of income during the year ended December 31, 2024. The outstanding loan balance at December 31, 2024 was $16,425, net of unamortized original issue discount of $2,135.

On December 5, 2024, we entered into a cash advance agreement of $800,000 with Cedar Advance LLC for an advancement of working capital. We received $760,000 and recorded $40,000 as interest expense. The loan bears a repayment rate of $41,100 per week. We recognized total interest expense of $136,000 as of December 31, 2024. The outstanding loan balance at December 31, 2024 was $0.

On January 29, 2025, we entered into a cash advance agreement of $1,575,000 with Cedar Advance LLC for an advancement of working capital. We received $1,496,250 and recorded $78,750 as interest expense. The loan bears a repayment rate of $81,000 per week. The outstanding loan balance at March 28, 2025 was $1,008,000.

As of the date of this filing, we are in compliance with all of the terms, conditions and covenants associated with the loan agreements described above.

Approximately $13.3 million of our outstanding indebtedness comes due in the year ending December 31, 2025, and approximately $15.8 million comes due in the year ending December 31, 2026. We believe that while cash provided by sales of our products will be sufficient to meet these obligations as they come due, we are currently working on refinancing our debt obligations. As of March 25, 2025, we have approximately $0.3 million of cash. Furthermore, although BoomBod Ltd. is obligated to repay to us the outstanding balance of $4,375,059 by December 31, 2025, we do not expect to rely on repayment of the outstanding balance to fund our operations or meet our near-term debt obligations.

Operating Activities

For the year ended December 31, 2024, we had net cash used in operating activities of $4,803,390 as compared to $421,729 of net cash provided by operating activities for the year ended December 31, 2023. The decrease was primarily due to increases in accounts receivable and prepaid expenses and a decrease of accounts payable and accrued liabilities.

For 2024, net cash used in operating activities of $4,803,390 consisted of our net income of $2,124,976 adjusted by:

Amortization of debt issuance cost	$56,796
Depreciation and amortization	133,334
Foreign currency transaction loss	54,321
Remeasurement gain on translation of foreign subsidiary	(18,954)
Non cash implied interest	4,799
Write-off of inventory	125,364
Stock issued for loan financing	97,920
Income from employee retention credits	(252,405)
Income from insurance on stolen goods	(258,129)
Changes in operating assets and liabilities:
Accounts receivable	(3,214,943)
Other receivables	(1,489,103)
Loan receivable, related party	84,937
Inventory	1,884,324
Prepaid expenses	(1,250,023)
Prepaid expense, related party	(145,092)
Income taxes payable	57,312
Contract liabilities	10,050
Accounts payable and accrued liabilities	(2,870,633)
Accounts payable, related party	61,759

For 2023, net cash provided by operating activities of $421,729 consisted of our net income of $6,338,750 adjusted by:

Amortization of debt issuance cost	$48,610
Depreciation and amortization	33,333
Gain on settlement of liabilities	(4,635,986)
Foreign currency transaction gain	(105,192)
Remeasurement gain on translation of foreign subsidiary	(1,517)
Non cash implied interest	29,401
Accrual of loan success fee and warrants converted to loan	83,250
Write-off of inventory	251,021
Changes in operating assets and liabilities:
Accounts receivable	1,378,620
Loan receivable, related party	(51,245)
Inventory	3,990,456
Prepaid expenses	(288,789)
Prepaid expense, related party	(369,427)
Income taxes receivable	14,339
Income taxes payable	185,665
Contract liabilities	9,005
Accounts payable and accrued liabilities	(6,645,324)
Accounts payable, related party	156,759

Investing Activities

For the years ended December 31, 2024 and 2023, we used net cash of $0 in investing activities.

Financing Activities

For the year ended December 31, 2024, net cash provided by financing activities was $4,804,086, as compared to $2,090,782 used in financing activities for the year ended December 31, 2023. The increase was attributable to the issuance of common stock offset by repayment on notes payable.

Financing activities during 2024:

Proceeds from issuance of common stock	$8,397,044
Advances from related party	3,528,003
Repayments of advances to related party	(3,200,000)
Proceeds from notes payable	1,360,000
Repayment of notes payable	(5,196,461)
Repayment of notes payable, related party	(84,500)

Financing activities during 2023:

Advances from related party	$1,170,000
Repayments of advances to related party	(1,170,000)
Repayment of notes payable, related party	(145,500)
Proceeds from notes payable	360,000
Repayment of notes payable	(2,305,282)

Key Near-Term Initiatives

During 2025, we intend to organically grow our current product lines by developing and launching new products and expanding into new markets. Specifically, for FOCUSfactor, we are working on increased distribution for our recently launched ready-to-drink beverage. Lastly, we intend to grow further through additional strategic acquisitions and we continue to evaluate opportunities and candidates that we believe fit well with our brand portfolio.

Off-Balance Sheet Arrangements

During the years ended December 31, 2024 and 2023, we had no off-balance sheet arrangements.

Inflation

The effect of inflation on our operating results was not significant in the years ended December 31, 2024 and 2023.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition and allowance for doubtful accounts. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Use of Estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Significant estimates included are assumptions about collection of accounts receivable, current income taxes, deferred income taxes valuation allowance, useful life of intangible assets, impairment analysis of intangible assets, estimates used in the fair value calculation of stock based compensation, assumptions used in Black-Scholes-Merton, or BSM, valuation methods, such as expected volatility, risk-free interest rate and expected dividend rate, accrual of sales returns, and accrual of legal expense. The results of any changes in accounting estimates are reflected in the financial statements in the period in which the changes become evident. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period that they are determined to be necessary.

Revenue recognition

We recognize revenue in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”). Revenues are recognized when control is transferred to customers in amounts that reflect the consideration we expect to be entitled to receive in exchange for those goods. Revenue recognition is evaluated through the following five steps: (i) identification of the contract, or contracts, with a customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations in the contract; and (v) recognition of revenue when or as a performance obligation is satisfied.

We recognize revenue upon shipment from our fulfillment centers. Certain of our distributors may also perform a separate function as a co-packer on our behalf. In such cases, ownership of and title to our products that are co-packed on our behalf by those co-packers who are also distributors, passes to such distributors when we are notified by them that they have taken transfer or possession of the relevant portion of our finished goods. Freight billed to customers is presented as revenues, and the related freight costs are presented as cost of goods sold. Cancelled orders are refunded if not already dispatched, refunds are only paid if stock is damaged in transit, discounts are only offered with specific promotions and orders will be refilled if lost in transit. We recognize revenue for our digital products in the month the download by the customer occurs.

All product sales were initiated based upon the retailer’s purchase orders at a fixed transaction price and revenues recognized when the products were shipped to our customers.

Contract Liabilities

Our contract liabilities consist of advance customer payments. Contract liability results from transactions in which we have been paid for products by customers, but for which all revenue recognition criteria have not yet been met. Once all revenue recognition criteria have been met, the contract liabilities are recognized.

Income Taxes

We utilize FASB ASC 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is recorded when it is “more likely-than-not” that a deferred tax asset will not be realized.

We generated a deferred tax asset through net operating loss carry-forward. However, a valuation allowance of 100% has been established due to the uncertainty of our realization of the net operating loss carry forward prior to its expiration.

NomadChoice Pty Ltd, our wholly-owned Australian subsidiary, is subject to income taxes in the jurisdictions in which it operates. Significant judgment is required in determining the provision for income tax. There are many transactions and calculations undertaken during the ordinary course of business for which the ultimate tax determination is uncertain. We recognize liabilities for anticipated tax audit issues based on our current understanding of the tax law. Where the final tax outcome of these matters is different from the carrying amounts, such differences will impact the current and deferred tax provisions in the period in which such determination is made.

Synergy CHC Inc., our wholly-owned Canadian subsidiary, is subject to income taxes in the jurisdictions in which it operates. Significant judgment is required in determining the provision for income tax. There are many transactions and calculations undertaken during the ordinary course of business for which the ultimate tax determination is uncertain. We recognize liabilities for anticipated tax audit issues based on our current understanding of the tax law. Where the final tax outcome of these matters is different from the carrying amounts, such differences will impact the current and deferred tax provisions in the period in which such determination is made.

Effect of Exchange Rate on Results

The functional currency of one of our foreign subsidiaries (NomadChoice Pty Ltd.) is the U.S. Dollar. This foreign subsidiary maintains its records using local currency (Australian Dollar–“AUD”). All monetary assets and liabilities of the foreign subsidiary were translated into U.S. Dollars at period end exchange rates, non-monetary assets and liabilities of the foreign subsidiary were translated into U.S. Dollars at transaction day exchange rates. Income and expense items related to non-monetary items were translated at exchange rates prevailing during the transaction date and other incomes and expenses were translated using average exchange rate for the period. The resulting translation adjustments were recorded in statements of operations as Remeasurement gain or loss on translation of foreign subsidiary.

The functional currency of our other foreign subsidiary (Synergy CHC Inc.) is the Canadian Dollar (CAD). This foreign subsidiary maintains its records using local currency (CAD). All assets and liabilities of the foreign subsidiary were translated into U.S. Dollars at period end exchange rates and stockholders’ equity is translated at the historical rates. Income and expense items were translated using average exchange rate for the period. The resulting translation adjustments, net of income taxes, are reported as other comprehensive income and accumulated other comprehensive income in the stockholder’s equity in accordance with ASC 220 — Comprehensive Income.

The exchange rates used to translate amounts in AUD and CAD into USD for the purposes of preparing the consolidated financial statements were as follows:

Balance sheet:

	December 31, 2024	December 31, 2023
Period-end AUD: USD exchange rate	$0.6183	$0.6805
Period-end CAD: USD exchange rate	$0.6950	$0.7561

Income statement:

	December 31, 2024	December 31, 2023
Average Yearly AUD: USD exchange rate	$0.6599	$0.6644
Average Yearly CAD: USD exchange rate	$0.7301	$0.7411

Translation gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are translated into either Australian Dollars or Canadian Dollars, as the case may be, at the rate on the date of the transaction and included in the results of operations as incurred.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, we have elected not to provide the disclosure required by this item.

Item 8. Financial Statements and Supplementary Data

Reference is made to pages F-1 through F-32 comprising a portion of this Annual Report on Form 10-K, which are incorporated by reference under this Item.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer, concluded that as of the end of the period covered by this Annual Report, (i) the Company’s disclosure controls and procedures were not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management including our Chief Executive Officer and our Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO 2013. Based on the foregoing evaluation, management concluded that the Company’s internal controls over financial reporting were not effective because of the material weaknesses discussed below.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting because the attestation report requirement has been removed for “smaller reporting companies” under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.

The Company has identified material weaknesses in its internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in a company’s internal control over financial reporting such that there is a reasonable possibility that a material misstatement of its annual or interim financial statements will not be prevented or detected on a timely basis. The Company identified material weaknesses in its internal controls in the following areas: implementation of segregation of duties as part of our control activities and establishment of clearly defined roles within our finance and accounting functions. None of these deficiencies resulted in a material misstatement to the Company’s annual or interim Consolidated Financial Statements for the year ended December 31, 2024.

Management’s Remediation Measures

As part of our plan to remediate this material weakness, we are performing a full review of our internal control procedures. We have implemented, and plan to continue to implement, new controls and new procedures and clearly define roles and responsibilities among the finance and accounting functions while continuing to segregate duties.

The Company will continue to review and improve its internal controls over financial reporting to address the underlying causes of the material weaknesses and control deficiencies. Such material weaknesses and control deficiencies will not be remediated until the Company’s remediation plan has been fully implemented, and it has concluded that its internal controls are operating effectively for a sufficient period of time.

Changes in Internal Control over Financial Reporting

Except for the material weaknesses and the remediation efforts described above, no other change in our internal control over financial reporting (as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information Regarding Directors and Executive Officers.

The information required by this Item 10 relating to officers and directors and nominees for election to the Board of Directors is incorporated by reference to the Proxy Statement.

Compliance with Section 16(a) of the Exchange Act.

If applicable, the information required by this Item 10 with respect to compliance with Section 16(a) of the Exchange Act contained under the caption “Delinquent Section 16(a) Reports” in the Proxy Statement is incorporated by reference to the Proxy Statement.

Code of Business Ethics and Conduct.

In accordance with the information required by this Item 10 relating to the code of ethics required by Item 406 of Regulation S-K, the Company has a Code of Business Ethics and Conduct (the “Code”), which applies to its directors, officers, and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions (collectively, the “Covered Persons” and each a “Covered Person”). The full text of the Code is available on the investor relations section of our website, which is located at www.synergychc.com. The Company intends to satisfy the SEC’s requirements regarding amendments to, or waivers from, the Code by posting such information on its website or by filing a Current Report on Form 8-K to disclose such information.

Procedures for Stockholders to Recommend Director Nominees.

There have been no material changes to the procedures by which security holders may recommend nominees to our Board.

Audit Committee Information.

The information required by this Item 10 relating to the Company’s audit committee financial experts and identification of the Company’s audit committee is incorporated by reference to the Proxy Statement.

Insider Trading Policy

The Company has an Insider Trading Policy which prohibits Covered Persons from buying or selling the Company’s securities while the Covered Person is aware of material nonpublic information about the Company. The Company believes that its Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any applicable listing standards. A copy of the Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report.

Item 11. Executive Compensation

Information regarding executive compensation, compensation committee interlocks and insider participation is incorporated herein by reference to the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Share-Based Compensation Plans

Information required by this item is incorporated herein by reference to the Proxy Statement.

Security Ownership of Certain Beneficial Owners and Management

Information required by this item is incorporated herein by reference to the Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information relating to certain relationships and related transactions and director independence is incorporated herein by reference to the Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information relating to the principal accounting fees and expenses is incorporated herein by reference to the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this Annual Report

(1) All financial statements

*	RBSM LLP, PCAOB Firm ID No. 587

(2) Financial Statement Schedules

All financial statement schedules are omitted because they are either inapplicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto contained in this Annual Report

(3) Exhibits required by Item 601 of Regulation S-K

The following documents are filed as exhibits to this registration statement:

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated April 7, 2014, by and among Oro Capital Corporation, Synergy Merger Sub, Inc. and Synergy Strips Corp. (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-1, filed by Synergy CHC Corp. on June 28, 2024).
2.2	Asset Purchase Agreement, dated January 16, 2015, by and among Synergy Strips Corp.; Factor Nutrition Labs, LLC; Vita Partners, LLC, RPR Partners, LLC, and Thor Associates, Inc. (incorporated by reference to Exhibit 2.2 to the Registration Statement on Form S-1, filed by Synergy CHC Corp. on June 28, 2024).
2.3	Asset Purchase Agreement, dated June 26, 2015, by and between Neuragen Corp. and Knight Therapeutics, Inc. (incorporated by reference to Exhibit 2.3 to the Registration Statement on Form S-1, filed by Synergy CHC Corp. on June 28, 2024).
3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1, filed by Synergy CHC Corp. on September 16, 2024).
3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1, filed by Synergy CHC Corp. on June 28, 2024).
4.1*	Description of Securities
10.1#	Sales and Marketing Consultant and Distribution Agreement, dated April 2, 2014, between Synergy Strips Corp. and Kenek Brands Inc. (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1, filed by Synergy CHC Corp. on June 28, 2024).
10.2	Loan Agreement, dated January 22, 2015, between Knight Therapeutics (Barbados) Inc. and Synergy Strips Corp. (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1, filed by Synergy CHC Corp. on June 28, 2024).
10.3	Distribution, License and Supply Agreement, dated January 22, 2015, by and between Synergy Strips Corp. and Knight Therapeutics (Barbados) Inc. (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1, filed by Synergy CHC Corp. on June 28, 2024).

10.4#	Synergy Strips Corp. 2014 Stock Incentive Plan. (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1, filed by Synergy CHC Corp. on June 28, 2024).
10.5#	Synergy CHC Corp. 2024 Equity Incentive Plan, and amendment thereto. (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1, filed by Synergy CHC Corp. on June 28, 2024).
10.6	Contribution Agreement, dated August 18, 2015, among Hand MD, LLC, Principal Owners as listed therein, Synergy CHC Corp. and Hand MD Corp. (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1, filed by Synergy CHC Corp. on June 28, 2024).
10.7	Intellectual Property License Agreement, dated August 18, 2015, by and between Synergy CHC Corp. and Hand MD Corp. (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1, filed by Synergy CHC Corp. on June 28, 2024).
10.8	Stock Purchase Agreement, dated November 12, 2015, by and among Breakthrough Products, Inc., URX ACQUISITION TRUST, Jordan Eisenberg, other shareholders as listed therein and Synergy CHC Corp. (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1, filed by Synergy CHC Corp. on June 28, 2024).
10.9	Share Purchase Agreement, dated November 15, 2015, between TPR Investments Pty Ltd CAN 128 396 654 as trustee for Polmear Family Trust, Timothy Polmear and Rebecca Polmear, NomadChoice Pty Limited ACN 160 729 939 trading as Flat Tummy Tea and Synergy CHC Corp. (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1, filed by Synergy CHC Corp. on June 28, 2024).
10.10	First Amendment to Loan Agreement, dated November 12, 2015, between Knight Therapeutics (Barbados) Inc. and Synergy CHC Corp. (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1, filed by Synergy CHC Corp. on June 28, 2024).
10.11	Amendment to First Amendment Agreement, dated December 3, 2015, between Knight Therapeutics (Barbados) Inc. and Synergy CHC Corp. (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1, filed by Synergy CHC Corp. on June 28, 2024).
10.12	Amendment and Confirmation Agreement, dated December 3, 2015, by and among Knight Therapeutics (Barbados) Inc., Nomad Choice Pty Ltd., Synergy CHC Corp. and Breakthrough Products, Inc. (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1, filed by Synergy CHC Corp. on June 28, 2024).
10.13	Settlement and Release Agreement, dated December 17, 2015, by and between Synergy CHC Corp., the former shareholders of Breakthrough Products, Inc. and URX ACQUISITION TRUST on its own behalf and as representative of certain shareholders (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1, filed by Synergy CHC Corp. on June 28, 2024).
10.14	Hand MD Distribution Agreement (Canada), dated December 23, 2016, between Knight Therapeutics Inc. and Synergy CHC Corp. (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1, filed by Synergy CHC Corp. on June 28, 2024).
10.15	FOCUSfactor Distribution Agreement (Canada), dated December 23, 2016, between Knight Therapeutics Inc. and Synergy CHC Corp. (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1, filed by Synergy CHC Corp. on June 28, 2024).
10.16	Asset Purchase Agreement, dated June 21, 2017, among Synergy CHC Corp., Perfekt Beauty Holdings LLC and CDG Holdings, LLC (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1, filed by Synergy CHC Corp. on June 28, 2024).
10.17	Amended and Restated Loan Agreement, dated August 9, 2017, between Knight Therapeutics (Barbados) Inc. and Synergy CHC Corp. (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-1, filed by Synergy CHC Corp. on June 28, 2024).

10.18	First Amendment to Amended and Restated Loan Agreement, dated May 14, 2018, between Knight Therapeutics (Barbados) Inc. and Synergy CHC Corp. (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-1, filed by Synergy CHC Corp. on June 28, 2024).
10.19	Second Amendment to Amended and Restated Loan Agreement, dated March 27, 2019, between Knight Therapeutics (Barbados) Inc. and Synergy CHC Corp. (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-1, filed by Synergy CHC Corp. on June 28, 2024).
10.20	Third Amendment Agreement, dated May 8, 2020, between Knight Therapeutics (Barbados) Inc. and Synergy CHC Corp. (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1, filed by Synergy CHC Corp. on June 28, 2024).
10.21	Fourth Amendment Agreement, dated July 7, 2022, between Knight Therapeutics (Barbados) Inc. and Synergy CHC Corp. (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1, filed by Synergy CHC Corp. on June 28, 2024).
10.22	Fifth Amendment Agreement, dated September 30, 2023, between Knight Therapeutics (Barbados) Inc. and Synergy CHC Corp. (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-1, filed by Synergy CHC Corp. on June 28, 2024).
10.23	Sixth Amendment Agreement, dated June 6, 2024, between Knight Therapeutics (Barbados) Inc. and Synergy CHC Corp. (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-1, filed by Synergy CHC Corp. on June 28, 2024).
10.24	Distribution Agreement (Canada), dated February 15, 2016, between Knight Therapeutics Inc. and Nomad Choice Pty Ltd. (incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-1, filed by Synergy CHC Corp. on June 28, 2024).
10.25	Distribution Agreement (Remaining Territories), dated February 15, 2016, between Knight Therapeutics (Barbados) Inc. and Nomad Choice Pty Ltd. (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-1, filed by Synergy CHC Corp. on June 28, 2024).
10.26	Distribution Agreement (Canada), dated January 1, 2017, between Knight Therapeutics Inc. and Sneaky Vaunt Corp. (incorporated by reference to Exhibit 10.26 to the Registration Statement on Form S-1, filed by Synergy CHC Corp. on June 28, 2024).
10.27	Distribution Agreement (Remaining Territories), dated January 1, 2017, between Knight Therapeutics (Barbados) Inc. and Sneaky Vaunt Corp. (incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-1, filed by Synergy CHC Corp. on June 28, 2024).
10.28+	Costco Wholesale Basic Vendor Agreement, dated October 9, 2009, between Factor Nutrition Labs LLC and Costco Wholesale Corporation (incorporated by reference to Exhibit 10.28 to the Registration Statement on Form S-1, filed by Synergy CHC Corp. on June 28, 2024).
10.29+	Supplier Agreement by and among Factor Nutrition Labs LLC and Wal-Mart Stores, Inc., Wal-Mart Stores East, LP, Wal-Mart Stores East, Inc., Wal-Mart Stores Texas, LP, Sam’s West, Inc., and Sam’s East, Inc. (incorporated by reference to Exhibit 10.29 to the Registration Statement on Form S-1, filed by Synergy CHC Corp. on June 28, 2024).
10.30	Master Vendor Agreement, dated July 26, 2022, between iHerb, LLC and Synergy CHC Corp. (incorporated by reference to Exhibit 10.30 to the Registration Statement on Form S-1, filed by Synergy CHC Corp. on June 28, 2024).
10.31	Merchant Loan Agreement, dated January 29, 2024, between WebBank and Synergy CHC Corp. (incorporated by reference to Exhibit 10.31 to the Registration Statement on Form S-1, filed by Synergy CHC Corp. on June 28, 2024).
10.32	Merchant Loan Agreement, dated May 1, 2024, between WebBank and Synergy CHC Corp. (incorporated by reference to Exhibit 10.32 to the Registration Statement on Form S-1, filed by Synergy CHC Corp. on June 28, 2024).
10.33	Promissory Note, dated February 10, 2022, by Synergy CHC Corp. in favor of Don Sanders (incorporated by reference to Exhibit 10.33 to the Registration Statement on Form S-1, filed by Synergy CHC Corp. on June 28, 2024).

10.34	Form of Securities Purchase Agreement, dated March 8, 2022, by and between Synergy CHC Corp. and the purchasers identified on the signature pages thereto (incorporated by reference to Exhibit 10.34 to the Registration Statement on Form S-1, filed by Synergy CHC Corp. on June 28, 2024).
10.35	Form of Senior Subordinated Debenture due September 8, 2022 (incorporated by reference to Exhibit 10.35 to the Registration Statement on Form S-1, filed by Synergy CHC Corp. on June 28, 2024).
10.36	Modification Agreement, dated June 14, 2023, by and among Sanders Morris Harris, LLC, Mr. Don A. Sanders and Synergy CHC Corp. (incorporated by reference to Exhibit 10.36 to the Registration Statement on Form S-1, filed by Synergy CHC Corp. on June 28, 2024).
10.37	Modification Agreement, dated March 31, 2024, by and among Sanders Morris Harris, LLC, Don A. Sanders and Synergy CHC Corp. (incorporated by reference to Exhibit 10.37 to the Registration Statement on Form S-1, filed by Synergy CHC Corp. on June 28, 2024).
10.38	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.38 to the Registration Statement on Form S-1, filed by Synergy CHC Corp. on June 28, 2024).
10.39	Amended and Restated Promissory Note, dated August 28, 2024, by Boombod Ltd in favor of Synergy CHC Corp. (incorporated by reference to Exhibit 10.39 to the Registration Statement on Form S-1, filed by Synergy CHC Corp. on August 28, 2024).
14.1	Code of Business Ethics and Conduct (incorporated by reference to Exhibit 14.1 to the Registration Statement on Form S-1, filed by Synergy CHC Corp. on June 28, 2024).
19.1*	Insider Trading Policy
21.1	List of subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registration Statement on Form S-1, filed by Synergy CHC Corp. on June 28, 2024).
31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Clawback Policy (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1, filed by Synergy CHC Corp. on June 28, 2024).
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

#	Denotes a management contract or compensatory plan or arrangement.
+	Certain confidential information contained in this agreement has been omitted because it is not material and would be competitively harmful if publicly disclosed.
*	Filed or furnished herewith.

Item 16. Form 10-K Summary

None.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Synergy CHC Corp. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Synergy CHC Corp. and subsidiaries (the Company) as of December 31, 2024 and 2023, and the related statements of income and other comprehensive income, stockholders’ deficit, and cash flows for each of the years in the two year period ended December 31, 2024, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/s/ RBSM LLP
We have served as the Company’s auditor since 2014.
PCAOB ID 587
New York, NY
March 31, 2025

Synergy CHC Corp.

Consolidated Balance Sheets

	December 31, 2024	December 31, 2023
Assets
Current Assets
Cash and cash equivalents	$687,920	$632,534
Restricted cash	100,000	100,000
Accounts receivable, net	5,321,037	2,106,094
Other receivables	1,999,637	-
Loan receivable (related party)	4,375,059	4,459,996
Prepaid expenses (including related party amount of $312,966 and $501,321, respectively)	1,859,563	797,985
Inventory, net	1,716,552	3,726,240
Total Current Assets	16,059,768	11,822,849

Intangible assets, net	283,333	416,667

Total Assets	$16,343,101	$12,239,516

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued liabilities (including related party payable of $88,644 and $26,885, respectively)	$5,191,868	$11,727,490
Income taxes payable	242,977	185,665
Contract liabilities	24,252	14,202
Short term loans payable, net of debt discount	7,725,272	2,094,525
Current portion of long-term notes payable, net of debt discount and debt issuance cost, related party	4,000,000	-
Total Current Liabilities	17,184,369	14,021,882

Long-term Liabilities:
Notes payable, net of debt discount, related parties	8,333,053	12,426,997
Notes payable	7,457,022	13,096,610
Total long-term liabilities	15,790,075	25,523,607
Total Liabilities	32,974,444	39,545,489

Commitments and contingencies

Stockholders’ Deficit:
Common stock, $0.00001 par value; 300,000,000 shares authorized; 8,721,818 and 7,553,818, shares issued, respectively; 8,541,745 and 7,373,745 outstanding, respectively	87	76
Additional paid in capital	27,643,660	19,148,707
Accumulated other comprehensive loss	(47,777)	(102,467)
Accumulated deficit	(44,099,813)	(46,224,789)
Less: Treasury stock (180,073 shares) at cost	(127,500)	(127,500)
Total stockholders’ deficit	(16,631,343)	(27,305,973)
Total Liabilities and Stockholders’ Deficit	$16,343,101	$12,239,516

The accompanying notes are an integral part of these consolidated financial statements

Synergy CHC Corp.

Consolidated Statements of Operations and Other Comprehensive Income

	For the year ended	For the year ended
	December 31, 2024	December 31, 2023
Revenue	$34,834,243	$42,777,633

Cost of sales	11,191,224	10,697,323

Gross Profit	23,643,019	32,080,310

Operating expenses
Selling and marketing	12,991,431	15,188,528
General and administrative	4,717,006	6,051,703
Depreciation and amortization	133,334	33,333
Total operating expenses	17,841,771	21,273,564

Income from operations	5,801,248	10,806,746

Other (income) expenses
Other income	(510,534)	-
Interest income	(1,523)	(1,616)
Interest expense	4,105,198	4,236,149
Remeasurement gain on translation of foreign subsidiary	(18,954)	(1,517)

Total other expenses	3,574,187	4,233,016

Net income before income taxes	2,227,061	6,573,730
Income tax expense	102,085	234,980

Net income after tax	$2,124,976	$6,338,750

Net income per share – basic	$0.28	$0.86
Net income per share - diluted	$0.28	$0.86

Weighted average common shares outstanding
Basic	7,588,095	7,373,745
Diluted	7,630,501	7,373,745
Comprehensive income:
Net income	$2,124,976	$6,338,750
Foreign currency translation adjustment	54,690	(124,856)
Comprehensive income	$2,179,666	$6,213,894

The accompanying notes are an integral part of these consolidated financial statements

Synergy CHC Corp.

Consolidated Statements of Stockholders’ Deficit

	Common stock		Additional Paid in	Accumulated Other Comprehensive	Treasury	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	stock	Deficit	Deficit
Balance as of December 31, 2022	7,553,818	$76	$19,148,707	$22,389	$-	$(52,691,039)	$(33,519,867)
Foreign currency translation loss				(124,856)			(124,856)
Correction of an immaterial treasury stock adjustment					(127,500)	127,500	-
Net income						6,338,750	6,338,750
Balance as of December 31, 2023	7,553,818	$76	$19,148,707	$(102,467)	(127,500)	$(46,224,789)	$(27,305,973)
Foreign currency translation income				54,690
Issuance of common stock at IPO, net of issuance cost	1,150,000	11	8,397,033				8,397,044
Fair value of underwriters warrants issued at IPO				490,443			490,443
Offering costs related to fair value of underwriting warrants				(490,443)			(490,443)
Issuance of common stock for loan financing	18,000		97,920				97,920
Net income						2,124,976	2,124,976
Balance as of December 31, 2024	8,721,818	$87	$27,643,660	$(47,777)	$(127,500)	$(44,099,813)	$(16,631,343)

The accompanying notes are an integral part of these consolidated financial statements

Synergy CHC Corp.

Consolidated Statements of Cash Flows

	For the year ended	For the year ended
	December 31, 2024	December 31, 2023
Cash Flows from Operating Activities
Net income	$2,124,976	$6,338,750
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt issuance cost	56,796	48,610
Depreciation and amortization	133,334	33,333
Gain on settlement of liabilities	-	(4,635,986)
Foreign currency transaction (gain) loss	54,321	(105,192)
Remeasurement gain on translation of foreign subsidiary	(18,954)	(1,517)
Non cash implied interest	4,799	29,401
Accrual of loan success fee and warrants converted to loan	-	83,250
Write-off of inventory	125,364	251,021
Stock issued for loan financing	97,920	-
Income from employee retention credits	(252,405)	-
Income from insurance on stolen goods	(258,129)	-
Changes in operating assets and liabilities:
Accounts receivable	(3,214,943)	1,378,620
Other receivables	(1,489,103)	-
Loan receivable, related party	84,937	(51,245)
Inventory	1,884,324	3,990,456
Prepaid expenses	(1,250,023)	(288,789)
Prepaid expense, related party	(145,092)	(369,427)
Income taxes receivable	-	14,339
Income taxes payable	57,312	185,665
Contract liabilities	10,050	9,005
Accounts payable and accrued liabilities	(2,870,633)	(6,645,324)
Accounts payable, related party	61,759	156,759
Net cash used (used in) provided by operating activities	(4,803,390)	421,729

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from issuance of common stock at IPO	8,397,044	-
Advances from related party	3,528,003	1,170,000
Repayments of advances to related party	(3,200,000)	(1,170,000)
Repayment of notes payable, related party	(84,500)	(145,500)
Proceeds from notes payable	1,360,000	360,000
Repayment of notes payable	(5,196,461)	(2,305,282)
Net cash provided by (used in) financing activities	4,804,086	(2,090,782)

Effect of exchange rate on cash, cash equivalents and restricted cash	54,690	(124,856)
Net increase (decrease) in cash, cash equivalents and restricted cash	55,386	(1,793,909)
Cash, Cash Equivalents and restricted cash, beginning of year	732,534	2,526,443

The accompanying notes are an integral part of these consolidated financial statements

Cash, Cash Equivalents and restricted cash, end of year	$787,920	$732,534

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$3,906,001	$4,174,895
Income taxes	$-	$-

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Accounts payable converted to loan payable upon settlement	$3,770,824	$-
Reduction of short term related party note payable by reduction of prepaid balance	$328,003	$-
Related party notes payable issued for the acquisition of intangible asset	$-	$450,000
Related party royalties converted to related party notes payable	$-	$536,730
Accounts payable converted to loan payable upon settlement	$-	$5,802,445

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

Synergy is the sole owner of three subsidiaries: NomadChoice Pty Ltd., Hand MD Corp., and Synergy CHC Inc. and the results have been consolidated in these statements.

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

Reverse Stock Split

On September 11, 2024, we effected a 1-for-11.9 reverse stock split with respect to our common stock. The reverse stock split did not change the number of authorized shares of common stock or par value. All references in these consolidated financial statements to shares, share prices, exercise prices and other per share information in all periods have been adjusted, on a retroactive basis, to reflect the reverse stock split.

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

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. As of December 31, 2024, and 2023, the Company had no cash equivalents. The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (FDIC) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At December 31, 2024 and 2023, the uninsured balances amounted to $503,215 and $441,711, respectively.

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows.

	December 31, 2024	December 31, 2023

Cash and cash equivalents	$687,920	$632,534
Restricted cash	100,000	100,000
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$787,920	$732,534

Amounts included in restricted cash represent the amount held for credit card collateral.

Intangible Assets

We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. Intangible assets are amortized on a straight line basis over the useful lives.

Long-lived Assets

Long-lived assets include intangible assets. We assess the carrying value of our long-lived asset groups when indicators of impairment exist and recognize an impairment loss when the carrying amount of a long-lived asset is not recoverable when compared to undiscounted cash flows expected to result from the use and eventual disposition of the asset.

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

All product sales were initiated based upon the retailer’s purchase orders at a fixed transaction price and revenues recognized when the products were shipped to our customers.

Contract Assets

The Company does not have any contract assets such as work-in-process. All trade receivables on the Company’s consolidated balance sheet are from contracts with customers.

Contract Costs

Costs incurred to obtain a contract are capitalized unless short term in nature. As a practical expedient, costs to obtain a contract that are short term in nature are expensed as incurred. The Company does not have any contract costs capitalized as of December 31, 2024 or 2023.

Contract Liabilities

The Company’s contract liabilities consist of advance customer payments. Contract liability results from transactions in which the Company has been paid for products by customers, but for which all revenue recognition criteria have not yet been met. Once all revenue recognition criteria have been met, the contract liabilities are recognized.

	December 31, 2024	December 31, 2023

Beginning balance	$14,202	$5,197
Additions	24,252	14,202
Recognized as revenue	(14,202)	(5,197)
Ending balance	$24,252	$14,202

Accounts receivable

Accounts receivable are generally unsecured. The Company establishes an allowance for doubtful accounts receivable based on the age of outstanding invoices and management’s evaluation of collectability. Accounts are written off after all reasonable collection efforts have been exhausted and management concludes that likelihood of collection is remote. Any future recoveries are applied against the allowance for doubtful accounts. As of December 31, 2024 and 2023, the allowance for doubtful accounts was $0 and $149,446, respectively.

Advertising Expense

The Company expenses marketing, promotions and advertising costs as incurred. Such costs are included in selling and marketing expense in the accompanying consolidated statements of income and other comprehensive income.

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

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under ASC subtopic 260-10, Earnings Per Share. Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted earnings per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock (using the “treasury stock” method), unless their effect on net income per share is anti-dilutive. As of both December 31, 2024, and 2023, options to purchase 252,102 shares of common stock were outstanding. As of December 31, 2024 and 2023, warrants to purchase 103,500 and 0, respectively shares of common stock were outstanding.

The following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the years ending December 31, 2024, and 2023:

	For the year ending
	December 31, 2024	December 31, 2023

Net income after tax	$2,124,976	$6,338,750

Weighted average common shares outstanding	7,588,095	7,373,745
Incremental shares from the assumed exercise of dilutive stock options	42,406	-
Dilutive potential common shares	7,630,501	7,373,745

Net earnings per share:
Basic	$0.28	$0.86
Diluted	$0.28	$0.86

The following securities were not included in the computation of diluted net earnings per share as their effect would have been antidilutive:

	For the year ending
	December 31, 2024	December 31, 2023

Options to purchase common stock	168,068	252,102
Warrants to purchase common stock	103,500	-

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

As of both December 31, 2024 and 2023, the Company has determined that there were no assets or liabilities measured at fair value.

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

The exchange rates used to translate amounts in AUD and CAD into USD for the purposes of preparing the consolidated financial statements were as follows:

Balance sheet:

	December 31,	December 31,
	2024	2023
Period-end AUD: USD exchange rate	$0.6183	$0.6805
Period-end CAD: USD exchange rate	$0.6950	$0.7561

Income statement:

	December 31,	December 31,
	2024	2023
Average Yearly AUD: USD exchange rate	$0.6599	$0.6644
Average Yearly CAD: USD exchange rate	$0.7301	$0.7411

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

Debt Issuance Costs

Debt issuance costs consist primarily of arrangement fees, professional fees and legal fees. These costs were netted off with the related loan and were being amortized to interest expense over the term of the related debt facilities.

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

Segment Reporting

Segment identification and selection is consistent with the management structure used by the Company’s chief executive officer who is the Chief Operating Decision Maker (CODM) to evaluate performance and make decisions regarding resource allocation, as well as the materiality of financial results consistent with that structure. Based on the Company’s management structure and method of internal reporting, the Company has one operating segment. The Company derives its revenue from the sale of nutraceuticals. The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The chief operating decision maker assesses performance for the segment and decides how to allocate resources based on net income that also is reported on the income statement as consolidated net income. The measure of segment assets is reported on the balance sheet as total consolidated assets. Significant segment expenses include retailer promotions, freight and fulfillment, marketing and salaries. The Company’s CODM reviews financial information presented and decides how to allocate resources based on net income. The Company does have any intra-entity sales or transfers. The Company’s CODM does not review operating results on a disaggregated basis; rather, the chief operating decision maker reviews operating results on an aggregated basis.

Presentation of Financial Statements – Going Concern

Going Concern Evaluation

In connection with preparing consolidated financial statements for the year ended December 31, 2024, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the consolidated financial statements are issued.

The Company considered the following:

●	At December 31, 2024, the Company had an accumulated deficit of $44,099,813.

●	At December 31, 2024, the Company had a working capital deficit of $1,124,601.

●	At December 31, 2024, the Company had a decrease in net revenue of $7,943,390.

●	At December 31, 2024, the Company had a decrease in net income of $4,213,774.

●	At December 31, 2024, the Company used $4,803,390 in operating activities.

Ordinarily, conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern relate to the entity’s ability to meet its obligations as they become due.

The Company evaluated its ability to meet its obligations as they become due within one year from the date that the consolidated financial statements are issued by considering the following:

●	In 2024, the Company repaid $8.5 million of loans from related party and others and received $4.9 million through loans from related party and others.

●	During 2024, the Company had net income of $2,124,976.

●	During 2024, the Company raised additional capital of $8.4 million through its Initial Public Offering (IPO).

●	The Company has the option of selling any of its brands to raise additional capital.

●	The Company has restructured its debt agreements in 2024 which extends the terms into 2026.

●	The Company is currently in negotiations with lenders to refinance its existing debt.

Management concluded that the above factors alleviate doubts about the Company’s ability to generate enough cash from operations and other available sources to satisfy its obligations for the next twelve months from the issuance date.

The Company will take the following actions if it starts to trend unfavorably to its internal profitability and cash flow projections, in order to mitigate conditions or events that would raise substantial doubt about its ability to continue as a going concern:

●	Raise additional capital through line of credit and/or loans financing for future mergers and acquisition.

●	Implement restructuring and cost reductions.

●	Raise additional capital through an additional capital raise.

Correction of Prior Period Immaterial Errors:

The Company has identified an immaterial error in the Company’s previously issued consolidated financial statements related to Treasury Shares held by its wholly owned subsidiary. The adjustment pertained to the acquisition of remaining 50% ownership interest in Hand MD Corp. during July 2021 and accordingly the shares previously issued to Hand MD Corp. required correction on the financial statement as Treasury Shares on the consolidated balance sheet. The amount of the reclassification is $127,500 and has no effect on the consolidated statement of income and other comprehensive income (except for earnings per share and weighted average shares) and statement of cash flow.

In evaluating whether the previously issued consolidated financial statements were materially misstated for the interim or annual periods prior to December 31, 2022, the Company applied the guidance of ASC 250, Accounting Changes and Error Corrections, SEC Staff Accounting Bulletin (“SAB”) Topic 1.M, Assessing Materiality and SAB Topic 1.N, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, and concluded that the effect of the errors on prior period annual financial statements was immaterial. The guidance states that prior-year misstatements which, if corrected in the current year would materially misstate the current year’s financial statements, must be corrected by adjusting prior year financial statements, even though such correction previously was and continues to be immaterial to the prior-year financial statements. Correcting prior-year financial statements for such immaterial misstatements does not require previously filed reports to be amended.

The Company’s consolidated balance sheet and earnings per share has been revised from the amounts previously reported to correct the error and the impact of the reclassification is shown in the below table.

Consolidated Balance Sheet as of December 31, 2023

	As Previously
	Reported	Corrections	As Adjusted

Treasury Stock	$-	$(127,500)	$(127,500)
Accumulated deficit	(44,227,313)	127,500	(44,099,813)

Earnings Per Share for the year ended December 31, 2023

	As Previously
	Reported	Corrections	As Adjusted

Earnings per share	$0.84	$0.02	$0.86
Weighted average common shares outstanding	7,553,818	127,500	7,373,745

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

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 expands segment disclosure requirements through enhanced disclosures related to significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), a description of other segment items by reportable segment, and any additional measures of a segment’s profit or loss used by the CODM when deciding how to allocate resources. All disclosure requirements under ASU 2023- 07 are also required for public entities with a single reportable segment. The amendments are effective for the fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. As of December 31, 2024, the Company has adopted ASU 2023-07. While the adoption of ASU 2023-07 has not affected the Company’s financial statements, it has resulted in additional disclosures.

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

The table below summarizes the differences between the U.S. statutory federal rate and the Company’s estimated effective tax rate for the years ended December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
U.S. Statutory Rate	(21)%	(21)%

AU/CA rates in excess of the US rate	4%	1%

Increase in valuation allowance	14%	16%
Other	%	%
Utilization of Australian and Canadian NOL	%	%
Total provision for income taxes	(4)%	(4)%

The Company has deferred tax assets, which have been fully reserved, as follows as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Net operating Losses	$10,663,939	$11,088,197

Obsolete inventory	26,326	244,397
Nonstatutory stock options	515,319	515,319
Success fee	-	525,000
Other	-	70,597
Impairment of intangible asset	220,150	220,150
Accruals	-	180,139
Amortization	106,400	78,400
Bad debt reserve	-	25,695
Other	29,401	-
Deferred tax asset	11,561,535	12,947,894
Valuation allowance for deferred tax assets	(11,561,535)	(12,947,894)
Net deferred tax assets	$-	$-

Tax expense was $102,085 and $234,980 for 2024 and 2023, respectively.

The Company also has net operating loss carryforwards of approximately $50,800,000 and approximately $51,800,000 (United States and Canada) included in the deferred tax asset table above for 2024 and 2023, respectively, the majority attributable to the acquisition of Breakthrough Products, Inc. However, due to limitations of carryover attributes and separate return limitation year rules, it is unlikely the company will benefit from the NOL’s and thus Management has determined a 100% valuation reserved is required. Further, the Company has not completed an evaluation of the NOL’s attributable to Breakthrough Products, Inc. at the date of this report.

Note 4 – Accounts and Other Receivable

Accounts receivable, net of allowances for doubtful accounts, consisted of the following:

	December 31, 2024	December 31, 2023
Trade accounts receivable	$5,321,037	$2,255,540
Other receivables	1,999,637	-
Less allowances	-	(149,446)
Total accounts and other receivable, net	$7,320,674	$2,106,094

During the years ended December 31, 2024 and 2023, the Company charged $0 to bad debt expense. During the year ended December 31, 2024, the Company had other receivables related to $252,405 for Employee Retention Credits, $258,129 related to an insurance claim for stolen goods and $1,489,103 related to disputed accounts receivables.

Note 5 – Prepaid Expenses

At December 31, 2024 and 2023, prepaid expenses consisted of the following:

	December 31, 2024	December 31, 2023
Advances for inventory	$605,913	$128,025
Insurance	2,879	6,133
Deposits	14,000	60,000
Contract employee, related party	296,981	501,321
Rent, related party	15,985	-
Advertising and promotions*	869,920	-
Conferences	15,000	-
Components	-	97,606
Professional fees	13,000	-
IT expenses	25,404	-
Miscellaneous	481	4,900
Total	$1,859,563	$797,985

*	During the year ended December 31, 2024, the Company bartered inventory worth $859,920 for media credits to be used at the Company’s discretion.

Note 6 – Concentration of Credit Risk

Cash and cash equivalents

The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (FDIC) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At December 31, 2024 and 2023, the uninsured balance amounted to $503,215 and $441,711, respectively.

Accounts receivable

As of December 31, 2024 and 2023, one and two customers accounted for 74% and 68%, respectively, of the Company’s accounts receivable.

Major customers

For the years ended December 31, 2024 and 2023, two and three customers accounted for approximately 73% and 78%, respectively, of the Company’s net revenue. Substantially all of the Company’s business is with companies in the United States.

Accounts payable

As of December 31, 2024 and 2023, four and two vendors accounted for 69% and 64%, respectively, of the Company’s accounts payable.

Major suppliers

For the year ended December 31, 2024, three suppliers accounted for approximately 42% of the Company’s purchases. For the year ended December 31, 2023, one supplier accounted for approximately 18% of the Company’s purchases. Substantially all of the Company’s business is with suppliers in the United States.

Note 7 – Inventory

Inventory consists of finished goods, components and raw materials. The Company’s inventory is stated at the lower of cost (FIFO cost basis) or net realizable value.

The carrying value of inventory consisted of the following:

	December 31, 2024	December 31, 2023
Finished goods	$1,578,561	$3,584,343
Components	92,991	93,949
Inventory in transit	-	2,948
Raw materials	45,000	45,000
Total inventory	$1,716,552	$3,726,240

As of January 22, 2015, inventory was pledged to Knight under the Loan Agreement (see note 11). As of December 31, 2023, $2,948 of the Company’s inventory was in transit. During the years ended December 31, 2024 and 2023, $125,364 and $251,021, respectively, of expiring and slow-moving inventory was written off to cost of sales. As of December 31, 2024 and 2023, the Company has accrued $0 and $387,176, respectively, related to storing this inventory and ultimate disposal of the obsolete inventory.

Note 8 – Intangible Assets

	December 31, 2024	December 31, 2023
License Fee	$450,000	$450,000
Less accumulated amortization	(166,667)	(33,333)
Intangible assets, net	$283,333	$416,667

Amortization expense for the years ended December 31, 2024 and 2023 was $133,334 and $33,333, respectively.

The estimated aggregate amortization expense over each of the next five years is as follows:

2025	$133,333
2026	133,333
2027	16,667

Note 9 – Related Party Transactions

The Company paid consulting fees through December 31, 2024 to a company owned by Mr. Jack Ross, Chief Executive Officer of the Company. The Company expensed $1,321 during the year ended December 31, 2024 as consulting fees. The Company expensed $500,000 during the year ended December 31, 2023. The Company advanced $396,683 in the manner of a prepaid consulting fees during the year ended December 31, 2024 and applied $328,003 of that advance to a short term loan. The prepaid balance as of December 31, 2024 and December 31, 2023 was $296,981 and $501,321, respectively. During 2024, the Company was advanced $3,175,000 and $514,500 Canadian Dollars (US Dollars $342,201) in the form of a short term note. The balance owed as of both December 31, 2024 and December 31, 2023 is $0.

On June 26, 2015, the Company entered into a Security Agreement with Knight Therapeutics, Inc., a related party (owner of greater than 10% shares of the Company), through its wholly owned subsidiary Neuragen Corp., for the purchase of Knight Therapeutics, Inc.’s assets. At March 31, 2024 and December 31, 2023, the Company owed Knight $275,000 and $287,500, respectively in relation to this agreement (see Note 11). The Company recorded present value of future payments of $199,640 and $204,941 as of March 31, 2024 and December 31, 2023, respectively. During June 2024, this Security Agreement was consolidated into one loan under the sixth amendment.

The Company entered into transactions with a related party controlled by the CEO during prior years. The transactions were a pass through and allocation of expenses and reimbursements.  During 2023, the Company loaned $426,500 and received repayments of $400,000. As of December 31, 2024 and 2023 the Company was owed $4,375,059 and $4,459,996, respectively. This loan has a repayment date of December 31, 2025 and will be guaranteed by 1,500,000 shares of Company stock if the loan remains outstanding as of January 1, 2026.

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

On September 30, 2023, the Company entered into a Fifth Amendment Agreement with Knight Therapeutics (Barbados) Inc., a related party, to modify prior Agreements. This modification extends the maturity dates of loans to March 31, 2024. The Company will pay Knight a closing fee of $1,000,000 in connection with the Fifth Amendment. This has been accrued for during the year ended December 31, 2022 since this was earned upon renegotiation of the loan during 2022 (see Note 11). During June 2024, this Fifth Amendment Agreement was consolidated into one loan under the sixth amendment.

The Company recognized interest expense of $1,545,674 and $1,693,642 during the years ended December 31, 2024 and 2023, respectively. Accrued interest was $1,760,076 as of December 31, 2023. Accrued interest was capitalized and included in the loan balance as of both March 31, 2024 December 31, 2023. During 2024, the accrued interest was consolidated into one loan under the sixth amendment. The Company also paid extension fees of $136,000 per month from October 2023 through February 2024 resulting in interest expense for 2023 of $408,000 and $272,000 in 2024.

During June 2024, the Company entered into Sixth Amended Agreement with Knight Therapeutics Inc., a related party, to modify prior Agreements. This modification consolidates outstanding loans and extends the maturity dates of loans to March 31, 2026 (see Note 11).

On December 23, 2016, the Company entered into an agreement with Knight Therapeutics for the distribution rights of FOCUSFactor in Canada. In conjunction with this agreement, the Company is required to pay Knight a distribution fee equal to 30% of gross sales for sales achieved through a direct sales channel and 5% of gross sales for sales achieved through retail sales. The minimum due to Knight under this agreement is $100,000 Canadian dollars. During the year ended December 31, 2024, the Company expensed $123,584 Canadian dollars (US Dollars $90,229). During the year ended December 31, 2023, the Company expensed $133,502 Canadian dollars (US Dollars $98,939). As of December 31, 2024 and 2023, the total outstanding balance was $123,584 and $549,229 Canadian dollars, respectively. In US Dollars, the total outstanding balance was $85,891 and $415,272 as of December 31, 2024 and 2023, respectively. The outstanding distribution fees at December 31, 2023 have been added to the related party notes payable.

On December 23, 2016, the Company entered into an agreement with Knight Therapeutics for the distribution rights of Hand MD into Canada. In conjunction with this agreement, the Company is required to pay Knight a distribution fee equal to 60% of gross sales for sales achieved through a direct sales channel until the sales in the calendar year equal the threshold amount and then 40% of all such gross sales in such calendar year in excess of the threshold amount and 5% of gross sales for sales achieved through retail sales. The minimum due to Knight under this agreement is $25,000 Canadian dollars. During the year ended December 31, 2023, the Company expensed was $25,000 Canadian dollars (US Dollars $18,531). As of December 31, 2023, the total outstanding balance was $160,637 Canadian dollars. In US Dollars, the total outstanding balance was $121,458 as of December 31, 2023. This agreement has terminated and the outstanding distribution fees have been added to the related party notes payable.

The Company expensed royalty of $51,428 and $82,810 for the years ended December 31, 2024 and 2023, respectively. At December 31, 2024 and 2023, the Company owed Knight Therapeutics $2,753 and $19,324, respectively, in connection with a royalty distribution agreement.

On October 1, 2023 (effective date), the Company entered into second amendment to the Distribution Agreement with Knight with an initial term ending on February 25, 2026 with an automatic renewal of one year for a payment of $450,000 by the Company within 180 days from the effective date. The Company has recorded this payable in terms of a Note Payable to Knight Therapeutics in relation to a license fee of an intangible asset. The balance outstanding at December 31, 2023 was $450,000. During June 2024, this Distribution Agreement was consolidated into one loan under the sixth amendment.

Note 10 – Accounts Payable and Accrued Liabilities

As of December 31, 2024 and 2023, accounts payable and accrued liabilities consisted of the following:

	December 31, 2024	December 31, 2023
Accrued payroll	$76,399	$329,652
Legal fees	13,722	707,590
Commissions	450,208	601,988
Manufacturers	409,744	4,424,146
Promotions	2,570,126	3,315,755
Accounting Fees	210,386	223,286
Freight	149,549	-
Royalties, related party	88,644	19,324
Warehousing	261,046	962,260
Sales taxes	67,488	18,364
Payroll taxes	700,797	871,047
Professional Fees	26,200	41,556
Inventory	-	49,972
Insurance	12,118	-
Related party advance	-	7,561
Others	155,441	154,989
Total	$5,191,868	$11,727,490

The Company has estimated and accrued for its sales tax liability at $3,703 and $6,098 for the parent entity as of December 31, 2024 and 2023, respectively.

During 2024, the Company recognized a gain on forgiveness of accounts payable of $389,169. This gain was included as a reduction of selling and marketing expenses. During 2023 the Company recognized a gain on forgiveness of accounts payable of $2,400,000. This gain was included as a reduction of selling and marketing expenses.

Note 11 – Notes Payable

The Company’s notes payable at December 31, 2024 and 2023 are as follows:

	December 31, 2024	December 31, 2023
Notes payable	$27,549,778	$27,630,420
Unamortized debt issuance cost	(34,432)	(12,288)
Total	27,515,346	27,618,132
Current portion, related party	(4,000,000)	(-)
Current portion, other	(7,725,272)	(2,094,525)
Long-term portion, related party	8,333,053	12,426,997
Long-term portion, other	$7,457,022	$13,096,610

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

The Company recorded present value of future payments of $199,640 and $204,941 as of March 31, 2024 and December 31, 2023, respectively. At March 31, 2024 and December 31, 2023, the Company owed Knight $275,000 and $287,500, respectively in relation to this agreement. The Company recorded interest expense of $4,799 and $29,401 for the year ended December 31, 2024 and 2023, respectively. The Company made payments of $12,500 and $37,500 during 2024 and 2023, respectively.

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

On September 30, 2023, the Company entered into a Fifth Amendment Agreement (the “Fifth Amendment”) to the Loan Agreement with Knight, pursuant to which Knight agreed to extend the maturity date of the Loan to March 31, 2024. The loan will bear interest at 15.5% per annum compounding quarterly. The Company will pay Knight a closing fee of $1,000,000 and $150,000 as reimbursement for Knights legal fees incurred in connection with the Fifth Amendment. These have been accrued for during the year ended December 31, 2022 since this was earned upon renegotiation of the loan during 2022. The Company has also paid Knight an extension fee of $136,000 per month from October 2023 through February 2024 resulting in interest expense for 2023 of $408,000 and $272,000 in 2024.

We have amended our financial covenants in the Fifth Amendment to as follows: We will maintain a minimum EBITDA of $1,000,000 for the three (3) month period ending on the last day of each Fiscal Quarter starting June 30, 2023. We shall at all times maintain Focus Factors net sales on a trailing twelve month basis of at least $30,000,000.

The Company recognized interest expense of $1,545,674 and $1,693,642 during the years ended December 31, 2024 and 2023, respectively. Accrued interest was $1,760,076 as of December 31, 2023. Accrued interest was capitalized and included in the loan balance as of December 31, 2023.

On October 1, 2023 (effective date), the Company entered into second amendment to the Distribution Agreement with Knight with an initial term ending on February 25, 2026 with an automatic renewal of one year for a payment of $450,000 by the Company within 180 days from the effective date. The Company has recorded this payable in terms of a Note Payable to Knight Therapeutics in relation to a license fee of an intangible asset. The balance outstanding at December 31, 2023 was $450,000.

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

Other Loan Conditions: In the event, Synergy does not repay the KTI in full on March 31, 2026, Jack Ross shall sell, for $1, a total of 453,782 of his Synergy shares to KTI. The purchase of the Additional Shares is at Knight’s option and Jack Ross and KTI shall execute a Share Purchase Agreement prior to April 30th, 2024.

As of December 31, 2024 and 2023 the total consolidated amount outstanding on these loans, including accrued interest and royalties is $12,333,052 and $12,426,997, respectively.

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

During the year ended December 31, 2023 the Company paid $400,000 toward the loan. This was fully repaid during 2023.

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

This promissory note has been modified effective September 30, 2023 in conjunction with the Senior Subordinated Debentures. Interest payments to commence January 31, 2023 on unpaid principal and accrued and unpaid interest through December 31, 2022. Interest expensed and paid during 2024 and 2023 has amounted to $1,261,742 and $332,769, respectively. Principal and interest payments shall begin effective October 31, 2023 and continue through March 31, 2024 on the earlier of a merger, sale of the Company or Focus Factor or the assets of the Company or March 31, 2024. To the extent that this Note and $6 million March 8, 2022 Loan is not repaid on the terms, Jack Ross shall personally grant: Warrants struck at $0.01 penny per share, covering 10% of his stock in the event that Synergy does not make its principal repayment outlined above, in full. The warrant issuance shall be made to the holders of this Note and the $6 million March 8, 2022 Loan (ratably). The pro-rata closing fee of $125,000 originally due on September 30th 2023 was also extended to March 31, 2024. The outstanding loan balance at March 31, 2024 and December 31, 2023 was $1,800,000 and $1,875,000, respectively.

On March 31, 2024, the Company has entered into a Modification Agreement in relation to this loan. Effective March 31, 2024, the interest rate is 12%, compounded quarterly. Cash payments of interest shall be made monthly, on the final day of each month commencing in April 2024. The Company is required to make principal payments of $1,000,000 each starting from March 31, 2025 quarter till December 31, 2025 quarter. The remaining principal and unpaid interest is fully due on March 31, 2026. In addition, a loan renegotiation fee of $500,000 shall be earned and payable on March 31, 2026 or at such time the loan is paid in full. Upon closing of a sale transaction, as defined in the agreement, a bonus success fee of $1,800,000 will be earned and payable. An event of default, as defined in the agreement, will trigger a default interest rate increase by 5% to 17%. An incentive fee of a maximum of $563,092 will be paid, prorated if the loan is paid off early. If the loan is not repaid by March 31, 2026, Jack Ross, majority shareholder shall grant warrants covering 10% of his stock struck at $0.01 per share. There is a cross-default clause in the agreement which states that if Knight triggers an event of default on its own loan facility, this loan will also be under default. This Agreement consolidates this $2,000,000 loan and the $6,000,000 March 8, 2022 loan as detailed below. Because these amendments were considered not substantive changes, the Company accounted for the modifications as modification of debt.

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

These debentures have been modified effective September 30, 2023 to the following terms: Interest rate adjusted to 15.5% compounded quarterly, effective September 9, 2022. Interest payments to commence January 31, 2023 on unpaid principal and accrued and unpaid interest through December 31, 2022. Interest accrued and unpaid during 2022 was $672,574 and was subsequently added to the principal balance of the loan outstanding. Interest expensed and paid during 2023 has amounted to $1,257,014. Nominal principal payments were negotiated in lieu of additional extension fees and shall begin effective October 31, 2023 and continue through March 31, 2024 when the balance is due. Loan renegotiation fee of $500,000 is due March 31, 2024. This has been accrued for during the year ended December 31, 2022, since this was earned upon renegotiation of the loan during 2022. The outstanding loan balance at March 31, 2024 and December 31, 2023 was $6,900,000 and $7,125,000, respectively, which includes original principal amount net off repayment and warrants conversion to loan of $1,500,000.

On March 31, 2024, the Company has entered into a Modification Agreement in relation to this loan, which consolidates it with the $2,000,000 February 10, 2022 loan above. The loan has been extended to a maturity date of March 31, 2026. Because these amendments were considered not substantive changes, the Company accounted for the modifications as modification of debt.

$355,950 May 10, 2022 Loan:

On May 10, 2022, the Company entered into a loan agreement of $355,950 with Shopify Capital Inc. for an advancement of working capital from its online processing account. The Company received $315,000 from Shopify Capital Inc. and $40,950 was an original issue discount. The loan bears a repayment rate of 17% of daily sales.

The payment of such amounts is secured by a security interest in certain assets, undertakings and property pursuant to the Security Agreement, which will be released upon receipt of total payments of $355,950.

The Company recognized amortization original issue discount of $13,746 which is included in interest expense in the statement of income during the year ended December 31, 2023. The outstanding loan balance at December 31, 2023 was $0.

$226,000 April 13, 2023 Loan:

On April 13, 2023, the Company entered into a loan agreement of $226,000 with Shopify Capital Inc. for an advancement of working capital from its online processing account. The Company received $200,000 from Shopify Capital Inc. and $26,000 was an original issue discount. The loan bears a repayment rate of 17% of daily sales.

The payment of such amounts is secured by a security interest in certain assets, undertakings and property pursuant to the Security Agreement, which will be released upon receipt of total payments of $226,000.

The Company recognized amortization original issue discount of $26,000, which is included in interest expense in the statement of income during the year ended December 31, 2023. The outstanding loan balance at December 31, 2023 was $0.

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

The Company recognized amortization original issue discount of $12,288 and $8,512, respectively, which are included in interest expense in the statement of income during the years ended December 31, 2024 and 2023. The outstanding loan balance at December 31, 2023 was $94,525, net of unamortized original issue discount of $12,288. The outstanding loan balance at December 31, 2024 was $0.

$5,450,000 December 28, 2023 Loan:

On December 28, 2023, the Company entered into a confidential settlement agreement and mutual general release with a former supplier. The loan bears interest at 5% per annum and is payable in full with the last payment. This settlement resulted in a gain to the Company of $2,235,986 and is reflected as a reduction of cost of sales (See Note 13).

During 2024 and 2023, the Company made payments of $2,000,000 and $1,000,000, respectively, toward this loan. The outstanding loan balance at December 31, 2024 and 2023 was $2,802,445 and $4,802,445, respectively, including interest of $352,445.

The Company is required to make future payments as follows:

2025	$2,000,000
2026	802,445

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

The Company recognized amortization original issue discount of $16,250, which is included in interest expense in the statement of income during the year ended December 31, 2024. The outstanding loan balance at December 31, 2024 was $0.

$3,020,824 March 27, 2024 Loan:

On March 27, 2024, the Company entered into a confidential settlement agreement and mutual general release with a supplier.

During 2024, the Company made payments of $700,000 toward this loan. The outstanding loan balance at December 31, 2024 was $2,320,824.

The Company is required to make future payments as follows:

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

The Company recognized amortization of original issue discount of $13,067, which is included in interest expense in the statement of income during the year ended December 31, 2024. The outstanding loan balance at December 31, 2024 was $269,488, net of unamortized original issue discount of $35,033.

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

The Company recognized amortization of original issue discount of $11,515, which is included in interest expense in the statement of income during the year ended December 31, 2024. The outstanding loan balance at December 31, 2024 was $16,425, net of unamortized original issue discount of $2,135.

$800,000 December 5, 2024 Loan:

On December 5, 2024, the Company entered into a cash advance agreement of $800,000 with Cedar Advance LLC for an advancement of working capital. The Company received $760,000 and recorded $40,000 as interest expense. The loan bears a repayment rate of $41,100 per week. In conjunction with the advance, the Company issued 18,000 shares of common stock to the consultant who facilitated the facility and thus recognized $97,920 as interest expense.

The Company recognized total interest expense of $136,000 during the year ended December 31, 2024. The outstanding loan balance at December 31, 2024 was $0.

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

The Company issued warrants to purchase 103,500 shares to the underwriter as part of the IPO transaction with an expiration date of (i) the third (3rd) anniversary of the Exercisability Date for Twenty Five Percent (25%) of the Warrant, (ii) the fourth anniversary of the Exercisability Date for Twenty Five Percent (25%) of the Warrant and (iii) the fifth (5th) anniversary of the Exercisability Date for Fifty Percent (50%) of the Warrant. The Company determined the fair value of the warrants of $490,443 during the year ended December 31, 2024 using the Black-Scholes fair value option-pricing model with the following weighted average assumptions: estimated fair value of the Company’s common stock of $9.01, risk-free interest rates of 4.02%-4.03%, volatility of 69%-76%, expected term of 3-5 years and dividend yield of 0%.

During 2024 the Company issued 18,000 shares to a consultant who facilitated an advance (Note 11).

As of December 31, 2024, and 2023, there were 8,721,818 and 7,553,818 shares issued, respectively, and 8,541,745 and 7,373,745 shares outstanding, respectively.

Note 13 – Commitments and Contingencies

Litigation:

From time to time the Company may become a party to litigation in the normal course of business. Management believes that there are no current legal matters that would have a material effect on the Company’s financial position or results of operations.

On July 25, 2022, plaintiff Barbara Valenti (“Valenti”) filed a putative class action complaint against Synergy CHC Corp. (“Synergy”) in the United States District Court for the Eastern District of New York, Case No. 1:22-cv-4361-BMC, for alleged violations of New York General Business Law Sections 349 and 350, arising out of advertising for the FOCUSfactor product. On August 18, 2022, Synergy filed a motion to dismiss and a motion to strike class claims. Valenti’s counsel filed an opposition to the motions on August 30, 2022, and Synergy withdrew the motions on September 1, 2022. Synergy filed an answer to the complaint on September 16, 2022. On December 29, 2022, and while denying all liability, Synergy settled with Valenti for a payment of $340,000 to be paid in twelve installments ending on December 1, 2023, in exchange for a full release of Valenti’s individual claims. On December 29, 2022, plaintiff filed a stipulation of voluntarily dismissal of the individual claims with prejudice. During 2023, the Company has fully paid $340,000, per the agreement.

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

Note 14 – Stock Options and Warrants

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees and consultants under a stock option plan at December 31, 2024:

	Options Outstanding			Options Exercisable
Exercise Price ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
$2.98 – 7.74	252,102	0.95	$6.15	252,102	$6.15

The stock option activity for the year ended December 31, 2024 and 2023 is as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2022	252,102	$6.15
Granted	-	-
Exercised	-	-
Expired or canceled	-	-
Outstanding at December 31, 2023	252,102	6.15
Granted	84,034	10.71
Exercised	-	-
Expired or canceled	(84,034)	(10.71)
Outstanding at December 31, 2024	252,102	$6.15

Stock-based compensation expense related to vested options was $0 during both the years ended December 31, 2024 and 2023. Stock options outstanding as of December 31, 2024, as disclosed in the above table, have an intrinsic value of $119,748.

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to the underwriter in conjunction with the IPO at December 31, 2024:

	Warrants Outstanding			Warrants Exercisable
Exercise Price ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
$11.70	103,500	4.1	$11.70	103,500	$11.70

The warrant activity for the year ended December 31, 2024 is as follows:

	Warrants Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2023	-	$-
Granted	103,500	11.70
Exercised	-	-
Expired or canceled	-	-
Outstanding at December 31, 2024	103,500	$11.70

Stock warrants outstanding as of December 31, 2024, as disclosed in the above table, have an intrinsic value of $0.

Note 15 – Segments

Net sales attributed to customers in the United States and foreign countries for the years ended December 31, 2024 and 2023 were as follows:

	December 31, 2024	December 31, 2023
United States	$30,831,188	$40,621,985
Foreign countries	4,003,055	2,155,648
	$34,834,243	$42,777,633

Foreign country sales primarily consist of sales in Canada.

The Company’s net sales by product group for the years ended December 31, 2024 and 2023 were as follows:

	December 31, 2024	December 31, 2023
Nutraceuticals	$34,817,333	$42,753,052
Consumer Goods	16,910	24,581
	$34,834,243	$42,777,633

(1)	Net sales for any other product group of similar products are less than 10% of consolidated net sales.

The Company’s net sales by major sales channel for the years ended December 31, 2024 and 2023 were as follows:

	December 31, 2024	December 31, 2023
Online	$8,360,297	$11,001,906
Retail	26,473,946	31,775,727
	$34,834,243	$42,777,633

The Company’s significant segment expenses for the years ended December 31, 2024 and 2023 were as follows:

	December 31, 2024	December 31, 2023
Retailer promotions	$6,337,344	$7,286,558
Freight and fulfillment	2,026,259	2,835,798
Online marketing	2,884,752	3,411,407
Salaries and benefits, marketing	1,342,419	1,501,211
Royalties and commissions	342,141	1,621,759
Other selling and marketing	447,686	931,796
Gain on payables	(389,169)	(2,400,000)
IT expenses	557,686	560,285
Salaries and benefits, non-marketing	2,239,736	2,930,229
Professional fees	372,305	724,591
Other general and administrative expenses	1,547,278	1,836,598
Amortization	133,334	33,333
	$17,841,771	$21,273,564

Long-lived assets (net) attributable to operations in the United States and foreign countries as of December 31, 2024 and 2023 were as follows:

	December 31, 2024	December 31, 2023
United States	$283,333	$416,667
Foreign countries	-	-
	$283,333	$416,667

Note 16 – Subsequent Events

The Company evaluated its December 31, 2024 consolidated financial statements for subsequent events through the date the consolidated financial statements were issued and concluded that except as noted below, no subsequent events have occurred that would require adjustment or disclosure into the consolidated financial statements.

During January 2025, the Company received a short term loan from a related party in the amount of $135,000.

During February 2025, the Company entered into an agreement with Cedar Advance LLC for a cash advance in the amount of $1,575,000 with a repayment amount of $1,764,000 if paid in 30 days or $1,890,000 if paid in 60 days. The Company received $1,496,250 after deducting $78,750 in fees. The Company is required to make weekly payments of $81,000 and has repaid $648,000. In conjunction with the loan the Company issued 30,360 shares of common stock and recorded interest expense of $117,493.

Subsequent to December 31, 2024, the Company has repaid $460,412 of existing $3,020,824 March 24, 2024 Loan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNERGY CHC CORP.

Date: March 31, 2025	By:	/s/ Jack Ross
	Name:	Jack Ross
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jack Ross	Chief Executive Officer and Chairman	March 31, 2025
Jack Ross	(Principal Executive Officer)

/s/ Jaime Fickett	Chief Financial Officer	March 31, 2025
Jaime Fickett	(Principal Financial and Accounting Officer)

/s/ Alfred Baumeler	Director	March 31, 2025
Alfred Baumeler

/s/ J. Paul SoRelle	Director	March 31, 2025
J. Paul SoRelle

/s/ Nitin Kaushal	Director	March 31, 2025
Nitin Kaushal

/s/ Scott Woodburn	Director	March 31, 2025
Scott Woodburn