Form 10-Q
period 2025-03-31
Synergy CHC Corp.
filed 2025-05-15
CIK 1562733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 13, 2025, there were 9,194,183 shares of common stock, par value $0.00001 per share, of the registrant issued and 9,014,110 shares outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Synergy CHC Corp.

Condensed Interim Financial Statements

For the Three Months Ended March 31, 2025 and 2024

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

Synergy CHC Corp.

Condensed Consolidated Balance Sheets

	March 31, 2025	December 31, 2024
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$177,882	$687,920
Restricted cash	100,000	100,000
Accounts receivable, net	4,380,518	5,321,037
Other receivables	1,855,000	1,999,637
Loan receivable (related party)	4,375,892	4,375,059
Prepaid expenses (including related party amount of $508,879 and $312,966, respectively)	2,170,263	1,859,563
Inventory, net	2,346,487	1,716,552
Total Current Assets	15,406,042	16,059,768

Intangible assets, net	250,000	283,333

Total Assets	$15,656,042	$16,343,101

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued liabilities (including related party payable of $217,956 and $88,644, respectively)	$3,098,590	$5,191,868
Income taxes payable	77,564	242,977
Contract liabilities	36	24,252
Short term loans payable, net of debt discount	4,754,555	7,725,272
Current portion of long-term notes payable, net of debt discount and debt issuance cost, related party	135,000	4,000,000
Total Current Liabilities	8,065,745	17,184,369

Long-term Liabilities:
Notes payable, net of debt discount, related parties	12,333,053	8,333,053
Notes payable	10,896,610	7,457,022
Total long-term liabilities	23,229,663	15,790,075
Total Liabilities	31,295,408	32,974,444

Commitments and contingencies

Stockholders’ Deficit:
Common stock, $0.00001 par value; 300,000,000 shares authorized; 8,752,178 and 8,721,818, shares issued, respectively; 8,572,105 and 8,541,745 outstanding, respectively	88	87
Additional paid in capital	27,761,307	27,643,660
Accumulated other comprehensive loss	(49,712)	(47,777)
Accumulated deficit	(43,223,549)	(44,099,813)
Less: Treasury stock (180,073 shares) at cost	(127,500)	(127,500)
Total stockholders’ deficit	(15,639,366)	(16,631,343)
Total Liabilities and Stockholders’ Deficit	$15,656,042	$16,343,101

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Synergy CHC Corp.

Unaudited Condensed Consolidated Statements of Income and Comprehensive Income

	For the three months ended	For the three months ended
	March 31, 2025	March 31, 2024
Revenue
Product Sales	$6,670,534	$9,411,863
License Revenue	1,500,000	-
Total Revenue	8,170,534	9,411,863

Cost of Sales	2,006,513	2,637,139

Gross Profit	6,164,021	6,774,724

Operating expenses
Selling and marketing	2,876,271	3,584,677
General and administrative	1,306,714	1,348,385
Depreciation and amortization	33,333	33,333
Total operating expenses	4,216,318	4,966,395

Income from operations	1,947,703	1,808,329

Other (income) expenses
Interest income	(13,882)	(387)
Interest expense	1,095,369	1,109,980
Remeasurement loss (gain) on translation of foreign subsidiary	1,412	(8,983)

Total other expenses	1,082,899	1,100,610

Net income before income taxes	864,804	707,719
Income tax benefit (expense)	11,460	(127,189)

Net income after tax	$876,264	$580,530

Net income per share – basic	$0.10	$0.08
Net income per share – diluted	$0.10	$0.08

Weighted average common shares outstanding
Basic	8,560,636	7,373,745
Diluted	8,577,620	7,373,745
Comprehensive income:
Net income	$876,264	$580,530
Foreign currency translation adjustment	(1,935)	131,637
Comprehensive income	$874,329	$712,167

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Synergy CHC Corp.

Unaudited Condensed Consolidated Statement of Stockholders’ Deficit

	Common stock		Additional Paid in	Accumulated Other Comprehensive Income	Treasury	Accumulated	Total Stockholders’
	Shares	Amount	Capital	(Loss)	stock	Deficit	Deficit
Balance as of December 31, 2023	7,553,818	$76	$19,148,707	$(102,467)	$(127,500)	$(46,224,789)	$(27,305,973)
Foreign currency translation loss				131,637			131,637
Net income						580,530	580,530
Balance as of March 31, 2024	7,553,818	$76	$19,148,707	$29,170	$(127,500)	$(45,644,259)	$(26,593,806)

	Common stock		Additional Paid in	Accumulated Other Comprehensive Income	Treasury	Accumulated	Total Stockholders’
	Shares	Amount	Capital	(Loss)	stock	Deficit	Deficit
Balance as of December 31, 2024	8,721,818	$87	$27,643,660	$(47,777)	$(127,500)	$(44,099,813)	$(16,631,343)
Foreign currency translation loss				(1,935)			(1,935)
Issuance of common stock for loan financing	30,360	1	117,647				117,648
Net income						876,264	876,264
Balance as of March 31, 2025	8,752,178	$88	$27,761,307	$(49,712)	$(127,500)	$(43,223,549)	$(15,639,366)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Synergy CHC Corp.

Unaudited Condensed Consolidated Statements of Cash Flows

	For the three months ended	For the three months ended
	March 31, 2025	March 31, 2024
Cash Flows from Operating Activities
Net income	$876,264	$580,530
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of debt discount and debt issuance cost	406,841	-
Depreciation and amortization	33,333	33,334
Foreign currency transaction loss (gain)	(3,137)	11,178
Remeasurement gain on translation of foreign subsidiary	(1,412)	(8,983)
Non cash implied interest	-	7,199
Changes in operating assets and liabilities:
Accounts receivable	940,519	(318,330)
Other receivables	144,637	-
Loan receivable, related party	(833)	25,162
Inventory	(629,935)	1,016,455
Prepaid expenses	(114,787)	(202,888)
Prepaid expense, related party	(195,913)	(165,687)
Income taxes payable	(165,413)	(20,315)
Contract liabilities	(24,216)	12,932
Accounts payable and accrued liabilities	(2,218,041)	(1,808,989)
Accounts payable, related party	129,312	(19,640)
Net cash used in operating activities	(822,781)	(858,042)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Advances from related party	135,000	1,400,000
Repayment of notes payable, related party	-	(84,500)
Proceeds from notes payable	1,496,250	125,000
Repayment of notes payable	(1,316,572)	(435,880)
Net cash provided by financing activities	314,678	1,004,620

Effect of exchange rate on cash, cash equivalents and restricted cash	(1,935)	131,637
Net decrease in cash, cash equivalents and restricted cash	(510,038)	278,215

Cash and restricted cash, beginning of year	787,920	732,534
Cash and restricted cash, end of period	$277,882	$1,010,749

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$573,529	$1,102,781
Income taxes	$-	$147,728

Supplemental Disclosure of Noncash Investing and Financing Activities:
Accounts payable converted to loan payable upon settlement	$-	$3,770,824
Issuance of common stock for loan financing	$117,648	$-

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements as of March 31, 2025 and for the three months ended March 31, 2025 and 2024 are unaudited. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2024 and footnotes thereto.

All amounts referred to in the notes to the consolidated financial statements are in United States Dollars ($) unless stated otherwise.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Reverse Stock Split

On September 11, 2024, the Company effected a 1-for-11.9 reverse stock split with respect to its common stock. The reverse stock split did not change the number of authorized shares of common stock or par value. All references in these condensed consolidated financial statements to shares, share prices, exercise prices and other per share information in all periods have been adjusted, on a retroactive basis, to reflect the reverse stock split.

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

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. As of March 31, 2025 and December 31, 2024, the Company had no cash equivalents. The Company maintains its cash in banks insured by the Federal Deposit Insurance Corporation (FDIC) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At March 31, 2025 and December 31, 2024, the uninsured balances amounted to $28,054 and $503,215, respectively.

Restricted Cash

The following table provides a reconciliation of cash and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows.

	March 31, 2025	December 31, 2024

Cash	$177,882	$687,920
Restricted cash	100,000	100,000
Total cash and restricted cash shown in the statement of cash flows	$277,882	$787,920

Amounts included in restricted cash represent amounts held for credit card collateral.

Intangible Assets

The Company evaluates the recoverability of intangible assets periodically and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of the intangible assets are subject to amortization. Intangible assets are amortized on a straight-line basis over the useful lives.

Long-lived Assets

Long-lived assets include equipment and intangible assets other than those with indefinite lives. The Company assesses the carrying value of its long-lived asset groups when indicators of impairment exist and recognizes an impairment loss when the carrying amount of a long-lived asset is not recoverable when compared to undiscounted cash flows expected to result from the use and eventual disposition of the asset.

Indicators of impairment include significant underperformance relative to historical or projected future operating results, significant changes in the Company’s use of the assets or in its business strategy, loss of or changes in customer relationships and significant negative industry or economic trends. When indications of impairment arise for a particular asset or group of assets, the Company assesses the future recoverability of the carrying value of the asset (or asset group) based on an undiscounted cash flow analysis. If carrying value exceeds projected, net, undiscounted cash flows, an additional analysis is performed to determine the fair value of the asset (or asset group), typically a discounted cash flow analysis, and an impairment charge is recorded for the excess of carrying value over fair value.

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

The Company recognizes revenue upon shipment from its fulfillment centers. Certain of the Company’s distributors may also perform a separate function as a co-packer on the Company’s behalf. In such cases, ownership of and title to the Company’s products that are co-packed on the Company’s behalf by those co-packers who are also distributors, passes to such distributors when the Company is notified by them that they have taken transfer or possession of the relevant portion of the Company’s finished goods. Freight billed to customers is presented as revenues, and the related freight costs are presented as cost of goods sold. Cancelled orders are refunded if not already dispatched, refunds are only paid if stock is damaged in transit, discounts are only offered with specific promotions and orders will be refilled if lost in transit.  The Company recognizes revenue for its digital products in the month the download by the customer occurs.

All product sales were initiated based upon the retailer’s purchase orders at a fixed transaction price and revenues recognized when the products were shipped to the Company’s customers.

The Company accounts for its IP license revenue, which provides the Company’s customer with rights to use the Company’s IP, in accordance with ASC 606. A license may be perpetual or time limited in its application. In accordance with ASC 606, the Company will continue to recognize revenue from IP license at the time of delivery when the customer accepts control of the IP, as the IP is functional without professional services, updates and technical support. The Company has concluded that its IP license is distinct as the customer can benefit from the functional IP on its own. Therefore, the Company has determined the right to use its IP was satisfied at a point in time (on the date the rights to the IP were granted).

Contract Assets

The Company does not have any contract assets such as work-in-process. All trade receivables on the Company’s condensed consolidated balance sheet are from contracts with customers.

Contract Costs

Costs incurred to obtain a contract are capitalized unless short term in nature. As a practical expedient, costs to obtain a contract that are short term in nature are expensed as incurred. The Company does not have any contract costs capitalized as of March 31, 2025 and December 31, 2024.

Contract Liabilities

The Company’s contract liabilities consist of advance customer payments. Contract liability results from transactions in which the Company has been paid for products by customers, but for which all revenue recognition criteria have not yet been met. Once all revenue recognition criteria have been met, the contract liabilities are recognized.

	March 31, 2025	December 31, 2024

Beginning balance	$24,252	$14,202
Additions	36	24,252
Recognized as revenue	(24,252)	(14,202)
Ending balance	$36	$24,252

Accounts receivable

Accounts receivable are generally unsecured. The Company establishes an allowance for doubtful accounts receivable based on the age of outstanding invoices and management’s evaluation of collectability. Accounts are written off after all reasonable collection efforts have been exhausted and management concludes that likelihood of collection is remote. Any future recoveries are applied against the allowance for doubtful accounts. As of both March 31, 2025 and December 31, 2024, allowance for doubtful accounts was $0.

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

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under ASC subtopic 260-10, Earnings Per Share. Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted earnings per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock (using the “treasury stock” method), unless their effect on net income per share is anti-dilutive. As of both March 31, 2025 and 2024, options to purchase 252,102 shares of common stock were outstanding. As of March 31, 2025, warrants to purchase 103,500 shares of common stock were outstanding.

The following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three months ended March 31, 2025 and 2024:

	For the three months ended
	March 31, 2025	March 31, 2024

Net income after tax	$876,264	$580,530

Weighted average common shares outstanding	8,560,636	7,373,745
Incremental shares from the assumed exercise of dilutive stock options	16,984	-
Dilutive potential common shares	8,577,620	7,373,745

Net earnings per share:
Basic	$0.10	$0.08
Diluted	$0.10	$0.08

The following securities were not included in the computation of diluted net earnings per share as their effect would have been antidilutive:

	For the three months ended
	March 31, 2025	March 31, 2024

Options to purchase common stock	235,118	252,102
Warrants to purchase common stock	103,500	-

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

Level 1 - Quoted prices for identical assets or liabilities in active markets to which the Company has access at the measurement date.

Level 2 - Inputs other than quoted prices within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3 - Unobservable inputs for the asset or liability.

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

As of both March 31, 2025 and December 31, 2024, the Company has determined that there were no assets or liabilities measured at fair value.

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

The exchange rates used to translate amounts in AUD and CAD into USD for the purposes of preparing the consolidated financial statements were as follows:

Balance sheet:

	March 31, 2025	December 31, 2024
Period-end AUD: USD exchange rate	$0.6235	$0.6183
Period-end CAD: USD exchange rate	$0.6956	$0.6950

Income statement:

	March 31, 2025	March 31, 2024
Average three months AUD: USD exchange rate	$0.6272	$0.6580
Average three months CAD: USD exchange rate	$0.6968	$0.7414

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

Warehousing costs

Warehouse costs include all third-party warehouse rent fees and are charged to selling and marketing expenses as incurred. Any additional costs relating to assembly or special pack-outs of the Company’s products are charged to cost of sales.

Product display costs

All displays manufactured and purchased by the Company are for placement of product in retail stores. This also includes all costs for display execution and setup and retail services are charged to cost of sales and expensed as incurred.

Cost of Sales

Cost of sales includes the purchase cost of products sold, all costs associated with getting the products into the retail stores including buying and transportation costs and the hosting of the Company’s online Application.

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

Presentation of Financial Statements – Going Concern

Going Concern Evaluation

In connection with preparing unaudited condensed consolidated financial statements for the three months ended March 31, 2025, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the unaudited condensed consolidated financial statements are issued.

The Company considered the following:

●	At March 31, 2025, the Company had an accumulated deficit of $43,223,549.

●	At March 31, 2025, the Company had working capital surplus of $7,340,297.

●	During the three months ended March 31, 2025, the Company had $822,781 of net cash used in operating activities.

●	During the three months ended March 31, 2025, there was a decrease in revenue of $1,241,329.

Ordinarily, conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern relate to the entity’s ability to meet its obligations as they become due.

The Company evaluated its ability to meet its obligations as they become due within one year from the date that the financial statements are issued by considering the following:

●	During the three months ended March 31, 2025, the Company repaid $1.3 million of loans and received $1.6 million through loans from a related party and others.

●	During the three months ended March 31, 2025, the Company had net income of $876,264.

●	The Company has the option of publicly selling its common stock to raise additional capital.

●	The Company has the option of selling any of its brands to raise additional capital.

●	The Company’s current lenders have agreed to extend the $2 million payments due March 31, 2025 as the Company is currently in negotiations with lenders to refinance its existing debt.

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

The Company will take the following actions if it starts to trend unfavorably to its internal profitability and cash flow projections, in order to mitigate conditions or events that would raise substantial doubt about its ability to continue as a going concern:

●	Raise additional capital through line of credit and/or loans financing for future mergers and acquisitions.

●	Implement restructuring and cost reductions.

●	Raise additional capital through an additional capital raise.

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

The Company’s earnings per share has been revised from the amounts previously reported to correct the error and the impact of the reclassification is shown in the below table.

Earnings Per Share for the three months ended March 31, 2024:

	As Previously
	Reported	Corrections	As Adjusted

Earnings per share	$0.08	$0.00	$0.08
Weighted average common shares outstanding	7,553,818	127,500	7,373,745

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 amends the rules on income tax disclosures to require entities to disclose specific categories in the rate reconciliation, the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and income tax expense or benefit from continuing operations (separated by federal, state, and foreign). In addition, ASU 2023-09 requires entities to disclose their income tax payments to international, federal, state, and local jurisdictions, among other changes. The amendments can be applied on a prospective basis although retrospective application is permitted. The amendments are effective for the fiscal years beginning after December 15, 2024, with early adoption permitted. The adoption of ASU 2023-09 has not affected the Company’s financial statements.

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

The Company had tax benefit (expense) of $11,460 and $(127,189) for the three months ended March 31, 2025 and 2024, respectively. The Company’s provision for tax expense amount, computed by applying the statutory federal income tax rate of 21% in 2025 and 2024 to income before taxes, differs from the effective tax rate, due primarily to state income taxes and permanent items (plus utilization of NOL carryforwards in 2023).

The Company also has net operating loss carryforwards of approximately $50,039,000 and approximately $50,800,000 (United States, Canada and Australia) included in the deferred tax assets for March 31, 2025 and December 31, 2024, respectively, the majority attributable to the acquisition of Breakthrough Products, Inc. However, due to limitations of carryover attributes and separate return limitation year rules, it is unlikely the company will benefit from the NOL’s and thus Management has determined a 100% valuation allowance is required. Further, the Company has not completed an evaluation of the NOL’s attributable to Breakthrough Products, Inc. at the date of this report.

Note 4 – Accounts Receivable

Accounts receivable, net of allowances for doubtful accounts, consisted of the following:

	March 31, 2025	December 31, 2024
Trade accounts receivable	$4,380,518	$5,321,037
Other receivables	1,855,000	1,999,637
Less allowances	-	-
Total accounts receivable, net	$6,235,518	$7,320,674

During the three months ended March 31, 2025 and 2024, the Company charged $0 to bad debt expense.

Note 5 – Prepaid Expenses

At March 31, 2025 and December 31, 2024, prepaid expenses consisted of the following:

	March 31, 2025	December 31, 2024
Advances for inventory	$527,452	$605,913
Insurance	51,573	2,879
Deposits	14,000	14,000
Contract employee, related party	476,981	296,981
Rent, related party	31,998	15,985
Advertising and promotions*	859,920	869,920
Conferences	27,998	15,000
Professional fees	12,000	13,000
IT expenses	17,873	25,404
Prepaid Financing Fees	150,000	-
Miscellaneous	468	481
Total	$2,170,263	$1,859,563

*	During the year ended December 31, 2024, the Company bartered inventory worth $859,920 for media credits to be used at the Company’s discretion.

During the three months ended March 31, 2025, the Company has entered into negotiations with lenders to refinance its debt and has paid deposits of $150,000 related to the refinancing.

Note 6 – Concentration of Credit Risk

Cash and cash equivalents

The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (FDIC) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At March 31, 2025 and December 31, 2024, the uninsured balances amounted to $28,054 and $503,215 respectively.

Accounts receivable

As of March 31, 2025 and December 31, 2024, three and one customers accounted for 77% and 74%, respectively, of the Company’s trade accounts receivable.

Major customers

For the three months ended March 31, 2025, three customers accounted for approximately 71% of the Company’s net revenue. For the three months ended March 31, 2024, two customers accounted for approximately 68% of the Company’s net revenue. Substantially all of the Company’s business is with companies in the United States.

Accounts payable

As of March 31, 2025 and December 31, 2024, three and four vendors accounted for 42% and 69%, respectively, of the Company’s accounts payable.

Major suppliers

For the three months ended March 31, 2025, two suppliers accounted for approximately 44% of the Company’s purchases. For the three months ended March 31, 2024, two suppliers accounted for approximately 73% of the Company’s purchases. Substantially all of the Company’s business is with suppliers in the United States.

Note 7 – Inventory

Inventory consists of finished goods, components and raw materials. The Company’s inventory is stated at the lower of cost (FIFO cost basis) or net realizable value.

The carrying value of inventory consisted of the following:

	March 31, 2025	December 31, 2024
Finished goods	$2,213,809	$1,578,561
Components	87,678	92,991
Raw materials	45,000	45,000
Total inventory	$2,346,487	$1,716,552

As of January 22, 2015, inventory was pledged to Knight under the Loan Agreement (see note 12). During the three months ended March 31, 2025 and 2024, the Company had no inventory write-offs.

 Note 8 – Intangible Assets

	March 31, 2025	December 31, 2024

License Fee	$450,000	$450,000
Less accumulated amortization	(200,000)	(166,667)
Intangible assets, net	$250,000	$283,333

Amortization for both the three months ended March 31, 2025 and 2024 was $33,333.

The estimated aggregate amortization expense over each of the next five years is as follows:

2025 (remaining)	$100,000
2026	133,333
2027	16,667

Note 9 – Related Party Transactions

The Company paid consulting fees through March 2025 to a company owned by Mr. Jack Ross, Chief Executive Officer of the Company. The Company expensed $0 during the three months ended March 31, 2025 and 2024 as consulting fees. The Company advanced $180,000 and $165,687 in prepaid consulting fees during the three months ended March 31, 2025 and 2024, respectively. The prepaid balance as of March 31, 2025 and December 31, 2024 was $476,981 and $296,981, respectively. During the three months ended March 31, 2025 and 2024, the Company was advanced $135,000 and $1,400,000, respectively, in the form of a short-term note. The balance owed as of March 31, 2025 and December 31, 2024 was $135,000 and $0, respectively.

On June 26, 2015, the Company entered into a Security Agreement with Knight Therapeutics, Inc., a related party (owner of greater than 10% shares of the Company), through its wholly owned subsidiary Neuragen Corp., for the purchase of Knight Therapeutics, Inc.’s assets. At March 31, 2024 and December 31, 2023, the Company owed Knight $275,000 and $287,500, respectively, in relation to this agreement. The Company recorded present value of future payments of $199,640 and $204,941 as of March 31, 2024 and December 31, 2023, respectively. During June 2024, this Security Agreement was consolidated into one loan under the sixth amendment.

The Company entered into transactions with a related party controlled by the CEO during prior years. The transactions were a pass through and allocation of expenses and reimbursements.  As of March 31, 2025 and December 31, 2024 the Company was owed $4,375,892 and $4,375,059, respectively. This loan has a repayment date of December 31, 2025 and will be guaranteed by 1,500,000 shares of Company stock if the loan remains outstanding as of January 1, 2026.

The Company entered into a transaction with a related party controlled by the CEO during the year ended December 31, 2023. The transaction was in the form of a short-term loan. The Company received $10,000 Canadian dollars (US Dollars $7,561). This amount was owed to the related party as of December 31, 2023 and was repaid during February 2024.

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

On May 8, 2020, the Company entered into a Third Amendment Agreement with Knight Therapeutics (Barbados) Inc., a related party, for working capital loan. At March 31, 2024 and December 31, 2023, the Company owed Knight $320,000 and $392,000, respectively on this loan. During June 2024, this Third Amendment Agreement was consolidated into one loan under the sixth amendment.

On July 7, 2022, the Company entered into a Fourth Amendment Agreement with Knight Therapeutics (Barbados) Inc., a related party, for an additional $2,000,000 loan (the “Second Additional Loan”). At both March 31, 2024 and December 31, 2023, the Company owed Knight $2,000,000 on this loan (see Note 11). During the year ended December 31, 2023 a loan success fee of $83,250 was earned by Knight and is payable as of both March 31, 2024 and December 31, 2023. During June 2024, this Fourth Amendment Agreement was consolidated into one loan under the sixth amendment.

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

The Company recognized interest expense of $369,992 and $414,158 during the three-month periods ended March 31, 2025 and 2024, respectively. Accrued interest was $127,442 as of March 31, 2025. Accrued interest of $1,760,076 as of both March 31, 2024 and December 31, 2023 was capitalized and included in the loan balance as of March 31, 2024 and December 31, 2023. During June 2024, the accrued interest was consolidated into one loan under the sixth amendment.

During June 2024, the Company entered into Sixth Amended Agreement with Knight Therapeutics Inc., a related party, to modify prior Agreements. This modification consolidates outstanding loans and extends the maturity dates of the loans to March 31, 2026 (see Note 11).

On December 23, 2016, the Company entered into an agreement with Knight Therapeutics for the distribution rights of FOCUSfactor in Canada. In conjunction with this agreement, the Company is required to pay Knight a distribution fee equal to 30% of gross sales for sales achieved through a direct sales channel and 5% of gross sales for sales achieved through retail sales. The minimum due to Knight under this agreement is $100,000 Canadian dollars. During the year ended December 31, 2023, the Company expensed $133,502 Canadian dollars (US Dollars $98,939). As of both March 31, 2024 and December 31, 2023, the total outstanding balance was $549,229 Canadian dollars. In US Dollars, the total outstanding balance was $403,936 and $415,272 as of March 31, 2024 and December 31, 2023, respectively. During June 2024, these distribution fees have been consolidated into one loan under the sixth amendment. As of both March 31, 2025 and December 31, 2024, the total outstanding balance was $123,584 Canadian dollars. In US Dollars, the total outstanding balance was $85,965 and $85,891 as of March 31, 2025 and December 31, 2024, respectively. The outstanding distribution fees at December 31, 2023 have been added to the related party notes payable.

On December 23, 2016, the Company entered into an agreement with Knight Therapeutics for the distribution rights of Hand MD into Canada. In conjunction with this agreement, the Company is required to pay Knight a distribution fee equal to 60% of gross sales for sales achieved through a direct sales channel until the sales in the calendar year equal the threshold amount and then 40% of all such gross sales in such calendar year in excess of the threshold amount and 5% of gross sales for sales achieved through retail sales. The minimum due to Knight under this agreement is $25,000 Canadian dollars. During the year ended December 31, 2023, the Company expensed was $25,000 Canadian dollars (US Dollars $18,531). As of both March 31, 2024 and December 31, 2023, the total outstanding balance was $160,637 Canadian dollars. In US Dollars, the total outstanding balance was $118,550 and $121,428 as of March 31, 2024 and December 31, 2023, respectively. This agreement has been terminated and the outstanding distribution fees have been added to the related party notes payable.

The Company expensed royalty of $4,549 and $22,478 for the three months ended March 31, 2025 and 2024, respectively. At March 31, 2025 and December 31, 2024, the Company owed Knight Therapeutics $4,549 and $2,753, respectively, in connection with a royalty distribution agreement.

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

Note 10 – Accounts Payable and Accrued Liabilities

As of March 31, 2025 and December 31, 2024, accounts payable and accrued liabilities consisted of the following:

	March 31, 2025	December 31, 2024
Accrued payroll	$175,814	$76,399
Legal fees	37,241	13,722
Commissions	104,237	450,208
Manufacturers	581,880	409,744
Promotions	259,729	2,570,126
Accounting Fees	205,692	210,386
Freight	167,774	149,549
Royalties, related party	90,514	88,644
Warehousing	451,400	261,046
Sales taxes	33,662	67,488
Payroll taxes	638,663	700,797
Professional Fees	52,600	26,200
Insurance	16,050	12,118
Interest, related party	127,442	-
Others	155,892	155,441
Total	$3,098,590	$5,191,868

The Company has estimated and accrued for its sales tax liability at $4,790 and $3,703 for the parent entity as of March 31, 2025 and December 31, 2024, respectively.

Note 11 – Notes Payable

The Company’s notes payable at March 31, 2025 and December 31, 2024 are as follows:

	March 31, 2025	December 31, 2024

$10,000,000 August 9, 2017 Loan	$12,333,052	$12,333,052
$2,000,000 and $6,000,000 Notes	9,794,165	9,794,165
$5,450,000 December 28, 2023 Loan	2,802,445	2,802,445
$3,020,824 March 27, 2024 Loan	1,760,412	2,302,824
Other	326,132	317,292
$2,268,000 February 2025 Loan	1,620,000	-
	28,636,206	27,549,778
Unamortized debt issuance cost	(516,988)	(34,432)
Total	28,119,218	27,515,346

Current portion, related party	(135,000)	(4,000,000)
Current portion, other	(4,754,555)	(7,725,272)
Long-term portion, related party	12,333,053	8,333,053
Long-term portion, other	$10,896,610	$7,457,022

$10,000,000 August 9, 2017 Loan:

On August 9, 2017, the Company entered into a Second Amendment to Loan Agreement (“Second Amendment”) with Knight, pursuant to which Knight agreed to loan the Company an additional $10 million.

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

The Company amended the financial covenants in the Fifth Amendment to as follows: The Company will maintain a minimum EBITDA of $1,000,000 for the three (3) month period ending on the last day of each Fiscal Quarter starting June 30, 2023. The Company shall at all times maintain FOCUSfactor’s net sales on a trailing twelve-month basis of at least $30,000,000.

The Company recognized interest expense of $369,992 and $414,158 during the three months ended March 31, 2025 and 2024, respectively. Accrued interest was $127,442 as of March 31, 2025.

During March 2024, the Company has entered into an Amended Agreement with Knight Therapeutics for its existing secured debt, which was finalized in June 2024. The consolidated loan will bear minimum interest rate at 12% per annum compounded quarterly and will be paid on the last day of each month. The principal repayment was to begin in the first quarter of 2025 with $1,000,000 due quarterly until March 31, 2026 when the loan becomes due in full. The lender agreed to postpone the payment due March 31, 2025 of $1,000,000 as the Company is in process of renegotiating this loan. As part of this agreement the outstanding royalties of $536,730 were converted to long term debt (see note 9). The loan has been extended to a maturity date of March 31, 2026. Because these amendments were considered not substantive changes, the Company accounted for the modifications as modification of debt.

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

Bonus Success Fee: Upon closing of a Sale Transaction (hereinafter defined) of Synergy, KTI, shall be paid a $1,800,000 bonus success fee (“Bonus Success Fee”). A “Sale Transaction” shall include but is not limited to the acquisition of Synergy by a Third Party, the merger of Synergy with a Third Party, or the partial or complete sale of any asset of Synergy. The obligation of Synergy to KTI under the Bonus Success Fee shall survive the Maturity Date and remain in force until a Sale Transaction. As the sole exemption from the above defined Sale Transaction and Bonus Success Fee, if Synergy or any of its brands completes an IPO on a publicly listed exchange, no such Bonus Success Fee will be due nor payable by Synergy. An IPO shall be defined as Synergy raising at least $10 million of cash through the issuance of equity at a $50 million pre-money valuation.

Covenants: The following covenants were added or amended to the existing Loan with KTI:

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

(iv) Synergy shall enter into a Shareholders Agreement with KTI, by June 30, 2024; which shall contain customary terms and conditions acceptable to all parties;

(v) This Loan becomes immediately due if Focus Factor Net Revenues fall below a trailing 12-month net sales of $30 million. Synergy shall provide KTI with monthly Net Revenues for Focus Factor;

(vi) Synergy is required to communicate to Knight within 2 working days in the event it receives a notice of default from any third party for any debt payables or obligations. If Synergy, default on any of its third-party debt obligations, then the Amended Loan will automatically enter into default.

(vii) Timely payment of royalties due to Knight.

(viii) Synergy shall repay and terminate Shopify debt no later than December 31, 2024.

Other Loan Conditions: In the event Synergy does not repay the KTI in full on March 31, 2026, Jack Ross shall sell, for $1, a total of 5,400,000 of his Synergy shares to KTI. The purchase of the Additional Shares is at Knight’s option and Jack Ross and KTI shall execute a Share Purchase Agreement prior to April 30, 2024. The value of the contingent guaranty is nominal as the probability of non-payment is remote.

As of both March 31, 2025 and December 31, 2024 the total consolidated amount outstanding on these loans, including accrued interest and royalties is $12,333,052.

The Company is required to make future payments as follows:

2025	$-
2026	$12,333,052

$2,000,000 February 10, 2022 Loan:

On February 10, 2022, the Company entered into a promissory note for $2,000,000 with an individual which was to be repaid with subsequent financing.

Subsequently and pursuant to the modification agreement entered into on June 14th, 2023, effective September 9, 2022, the promissory loan would bear all the same characteristics as the additional $6,000,000 loan noted below.

On March 31, 2024, the Company entered into a Modification Agreement in relation to this loan. Effective March 31, 2024, the interest rate is 12%, compounded quarterly. Cash payments of interest shall be made monthly, on the final day of each month commencing in April 2024. The Company is required to make principal payments of $1,000,000 each quarter, starting from March 31, 2025 through December 31, 2025. The lender agreed to postpone the payment due March 31, 2025 of $1,000,000 as the Company is in process of renegotiating this loan. . The remaining principal and unpaid interest is fully due on March 31, 2026. In addition, a loan renegotiation fee of $500,000 shall be earned and payable on March 31, 2026 or at such time the loan is paid in full. Upon closing of a sale transaction, as defined in the agreement, a bonus success fee of $1,800,000 will be earned and payable. An event of default, as defined in the agreement, will trigger a default interest rate increase by 5% to 17%. An incentive fee of a maximum of $563,092 will be paid, prorated if the loan is paid off early. If the loan is not repaid by March 31, 2026, Jack Ross, majority shareholder shall grant warrants covering 10% of his stock struck at $0.01 per share. The value of the contingent guaranty is nominal as the probability of non-payment is remote. There is a cross-default clause in the agreement which states that if Knight triggers an event of default on its own loan facility, this loan will also be under default. This Agreement consolidates this $2,000,000 loan and the $6,000,000 March 8, 2022 loan as detailed below. The loan has been extended to a maturity date of March 31, 2026. Because these amendments were considered not substantive changes, the Company accounted for the modifications as modification of debt.

The Company is required to make future payments as follows:

2025	$-
2026	$9,794,165

$6,000,000 March 8, 2022 Loans:

On March 8, 2022, the Company entered into Securities Purchase Agreements with debenture holders for the Senior Subordinated Debentures in the amount of $6,000,000 with an original maturity date of September 8, 2022 and warrants with a term of 3 years. The Senior Subordinated Debentures were modified on June 14, 2023 in conjunction with the promissory note.

Covenants pursuant to the loan were as follows: The Company will maintain a minimum EBITDA of $1,000,000 for the three (3) month period ending on the last day of each Fiscal Quarter starting June 30, 2023. The Company shall at all times maintain FOCUSfactor’s net sales on a trailing twelve-month basis of at least $30,000,000. The Company also agreed to pay $50,000 as reimbursement for the debenture holders legal fees incurred in connection with the modification agreement.

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

During 2024, the Company made payments of $2,000,000 each toward this loan. The outstanding loan balance at both March 31, 2025 and December 31, 2024 was $2,802,445, including interest of $352,445.

The Company is required to make future payments as follows:

2025	$2,000,000
2026	802,445

$3,020,824 March 27, 2024 Loan:

On March 27, 2024, the Company entered into a confidential settlement agreement and mutual general release with a supplier.

During 2025 and 2024, the Company made payments of $560,412 and $700,000 toward this loan. The outstanding loan balance at March 31, 2025 and December 31, 2024 was $1,760,412 and $2,320,824, respectively.

The Company is required to make future payments as follows:

2025	$1,460,412
2026	300,000

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

The Company recognized amortization of original issue discount of $10,308, which is included in interest expense in the statement of income during the three months ended March 31, 2025. The outstanding loan balance at March 31, 2025 was $169,143, net of unamortized original discount of $21,989.

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

$2,268,000 February 2025 Loan:

On January 29, 2025, the Company entered into a cash advance agreement of $2,268,000 with Cedar Advance LLC for an advancement of working capital. The Company received $1,496,250 and recorded $771,750 as original issue discount. The loan bears a repayment rate of $81,000 per week with a total payment of $2,268,000. In conjunction with the advance, the Company issued 30,360 shares of common stock to the consultant who facilitated the facility and thus recognized $117,648 as financing cost.

The Company recognized total interest expense of $394,398 during the three months ended March 31, 2025. The outstanding loan balance at March 31, 2025 was $1,125,000, net of unamortized debt discount and financing costs of $495,000.

Note 12 – Stockholders’ Equity

The total number of shares of all classes of capital stock which the Company is authorized to issue is 300,000,000 shares of common stock with $0.00001 par value.

On October 22, 2024, the Company’s registration statement on Form S-1 (File No. 333-282780), as amended (the “Registration Statement”), was declared effective by the SEC for the Company’s underwritten initial public offering in which the Company sold a total of 1,150,000 shares of its common stock, par value $0.00001 per share, at price to the public of $9.00 per share, for gross proceeds of $10,350,000. Roth Capital Partners, LLC acted as representative of the underwriters for the offering.

The offering closed on October 24, 2024 (the “initial public offering”). Following the sale of all the shares upon the closing of the initial public offering and the expiration of the over-allotment option, the offering terminated. The Company received net proceeds of approximately $8.4 million after deducting underwriting discounts and commissions and offering expenses. No payments for such expenses were made directly or indirectly to (i) any of the Company’s officers or directors or their associates, (ii) any persons owning 10% or more of any class of the Company’s equity securities, or (iii) any of the Company’s affiliates. There has been no material change in the planned use of proceeds from the initial public offering as described in the Registration Statement.

The Company issued warrants to purchase 103,500 shares to the underwriter as part of the initial public offering transaction with an expiration date of (i) the third (3rd) anniversary of the Exercisability Date for 25% of the Warrant, (ii) the fourth anniversary of the Exercisability Date for 25% of the Warrant and (iii) the fifth (5th) anniversary of the Exercisability Date for 50% of the Warrant. The Company determined the fair value of the warrants of $490,443 during the year ended December 31, 2024 using the Black-Scholes fair value option-pricing model with the following weighted average assumptions: estimated fair value of the Company’s common stock of $9.01, risk-free interest rates of 4.02%-4.03%, volatility of 69%-76%, expected term of 3-5 years and dividend yield of 0%.

During 2025 and 2024 the Company issued 30,360 and 18,000 shares, respectively, to a consultant who facilitated a cash advance facility (Note 11).

As of March 31, 2025 and December 31, 2024, there were 8,752,178 and 8,721,818 shares issued, respectively, and 8,572,105 and 8,541,745 shares outstanding, respectively.

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

L.O.D.C. Group, Ltd. v. Synergy CHC Corp., 4:23-cv-691; United States District Court for the Eastern District of Texas, Sherman Division.  On July 28, 2023, L.O.D.C. Group (“LODC”) asserted claims of over $1,000,000 against Synergy for breach of contract arising from their alleged failure to comply with contracts related to the delivery of hand sanitizer.  Synergy denies all allegations and believes Synergy is the aggrieved party in the relationship between Synergy and LODC and Synergy has filed a counterclaim. The case was settled during April 2024 by way of a confidential settlement agreement and mutual release, the settlement of the claim has been accounted for and reported as a charge to operations for the year ended December 31, 2023. During May 2024, the Company paid in full the settlement to LODC.

Note 14 – Stock Options and Warrants

The following table summarizes the options outstanding, option exercisability and the related prices for the shares of the Company’s common stock issued to employees and consultants under a stock option plan at March 31, 2025:

	Options Outstanding			Options Exercisable
Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
$2.98-7.74	252,102	0.71	$6.15	252,102	$6.15

The stock option activity for the three months ended March 31, 2025 is as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2024	252,102	$6.15
Granted	-	-
Exercised	-	-
Expired or canceled	-	-
Outstanding at March 31, 2025	252,102	$6.15

Stock-based compensation expense related to vested options was $0 during both the three months ended March 31, 2025 and 2024. Stock options outstanding as of March 31, 2025, as disclosed in the above table, have an intrinsic value of $0.

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to the underwriter in conjunction with the initial public offering at March 31, 2025:

	Warrants Outstanding			Warrants Exercisable
Exercise Price ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
$11.70	103,500	3.8	$11.70	103,500	$11.70

The warrant activity for the three months ended March 31, 2025 is as follows:

	Warrants Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2024	103,500	$11.70
Granted	-	-
Exercised	-	-
Expired or canceled	-	-
Outstanding at March 31, 2025	103,500	$11.70

Stock warrants outstanding as of March 31, 2025, as disclosed in the above table, have an intrinsic value of $0.

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

Net sales attributed to customers in the United States and foreign countries for the three months ended March 31, 2025 and 2024 were as follows:

	March 31, 2025	March 31, 2024
United States	$7,454,724	$8,278,606
Foreign countries	715,810	1,133,257
	$8,170,534	$9,411,863

Foreign country sales primarily consist of sales in Canada.

The Company’s net sales by product group for the three months ended March 31, 2025 and 2024 were as follows:

	March 31, 2025	March 31, 2024
Nutraceuticals	$6,670,534	$9,411,863
License Revenue	1,500,000	-
Consumer Goods	-	-
	$8,170,534	$9,411,863

The Company’s net sales by major sales channel for the three months ended March 31, 2025 and 2024 were as follows:

	March 31, 2025	March 31, 2024
Online	$2,761,845	$1,170,637
Retail	5,408,689	8,241,226
	$8,170,534	$9,411,863

The Company’s significant segment expenses for the three months ended March 31, 2025 and 2024 were as follows:

	March 31, 2025	March 31, 2024
Retailer promotions	$939,453	$1,539,636
Freight and fulfillment	497,748	596,297
Online marketing	931,827	844,238
Salaries and benefits, marketing	328,174	394,838
Other selling and marketing	179,069	209,667
IT expenses	140,576	137,864
Salaries and benefits, non-marketing	567,993	596,595
Professional fees	163,768	201,176
Travel	155,120	78,736
Other general and administrative expenses	279,257	334,015
Amortization	33,333	33,333
	$4,216,318	$4,966,395

Long-lived assets (net) attributable to operations in the United States and foreign countries as of March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025	December 31, 2024
United States	$250,000	$283,333
Foreign countries	-	-
	$250,000	$283,333

Note 16 – Subsequent Events

Management evaluated all activities of the Company through the issuance date of the Company’s unaudited condensed consolidated financial statements and concluded that except as noted below, no subsequent events have occurred that would require adjustment or disclosure into the unaudited condensed consolidated financial statements.

Subsequent to March 31, 2025, the Company has repaid $387,115 of principal and $222,861 of interest.

Subsequent to March 31, 2025 the Company has entered into a supplier agreement with an entity to deliver its finished goods to the Company's customers.

Subsequent to March 31, 2025 the Company has issued 442,005 shares of common stock to noteholders as part of an assignment, assumption and release agreement whereby the Company issued shares of common stock in lieu of issuing warrants to the noteholders.

On April 16, 2025, the Board of Directors met to set the 2025 Annual Meeting Date of June 18, 2025. At the Annual Meeting, we will ask stockholders to (i) elect five (5) persons to our board of directors (Proposal 1), (ii) ratify the appointment of RBSM LLP as the Company’s independent auditors for our fiscal year ending December 31, 2025 (Proposal 2), (iii) approve a proposed amendment to the Synergy CHC Corp. 2024 Equity Incentive Plan (the “2024 Plan”) to increase the aggregate number of shares of our common stock, par value $0.00001 per share (the “Common Stock”), available for issuance under the 2024 Plan to 2,252,102 shares of Common Stock (Proposal 3), (iv) approve an amendment to the Articles of Incorporation to provide authority to issue up to 1,000,000 shares of preferred stock (Proposal 4) and (v) transact such other business as may properly come before the Annual Meeting or any postponement or adjournment thereof.

On May 2, 2025, the Company has established a wholly owned subsidiary in Mexico.

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

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
	(Unaudited)	(Unaudited)
Net income	$876,264	$580,530
Interest income	(13,882)	(387)
Interest expense	1,095,369	1,109,980
Income taxes (benefit) expense	(11,460)	127,189
Depreciation and amortization	33,333	33,333
EBITDA	$1,979,624	$1,850,645

EBITDA is considered non-GAAP financial measures. EBITDA represents earnings before interest, taxes, depreciation and amortization. Our definition of EBITDA might not be comparable to similarly titled measures reported by other companies.

Results of Operations for the Three Months Ended March 31, 2025 and March 31, 2024

During both the three months ended March 31, 2025 and 2024, we focused on developing our currently owned brands into new markets and by product extensions. Our objective is to grow our two targeted verticals (Nutraceuticals and Ready To Drinks (RTDs)) to provide a balanced and synergistic portfolio that drives consumer demand via multiple channels. Our Nutraceuticals vertical consists of FOCUSfactor, including RTDs, and Flat Tummy consumables.

Revenue

For the three months ended March 31, 2025, we had revenue of $6,670,534 from sales of our products and $1,500,000 from a license agreement, as compared to revenue of $9,411,863 for the three months ended March 31, 2024. The revenue is comprised of the following categories:

	March 31, 2025	March 31, 2024
Nutraceuticals	$6,670,534	$9,411,863
License Revenue	1,500,000	-
Consumer Goods	-	-
	$8,170,534	$9,411,863

We had a decrease in Nutraceuticals revenue in the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 due to a new product sell-in to one customer in 2024 that did not repeat in 2025.

Cost of Revenue

For the three months ended March 31, 2025, our cost of revenue was $2,006,513. Our cost of revenue for the three months ended March 31, 2024, was $2,637,139. The decrease in cost of sales was primarily due to the decrease in revenue.

Gross Profit

Gross profit was $6,164,021, or 75% of revenue, for the three months ended March 31, 2025, as compared to gross profit of $6,774,724, or 72% of revenue, for the same period in 2024, a decrease of $610,703, or 9%. The decrease in gross profit is directly related to the decrease in net sales.

Operating Expenses

Selling and Marketing Expenses

For the three months ended March 31, 2025, our selling and marketing expenses were $2,876,271 as compared to $3,584,677 for the three months ended March 31, 2024, which is primarily due to lower revenue and an improved management of promotions in 2025.

General and Administrative Expenses

For the three months ended March 31, 2025, our general and administrative expenses were $1,306,714. For the three months ended March 31, 2024, our general and administrative expenses were $1,348,385. The decrease is primarily due to improved management of operating costs.

Depreciation and Amortization Expenses

For the three months ended March 31, 2025, our depreciation and amortization expenses were $33,333 as compared to $33,333 for the three months ended March 31, 2024.

Other Income and Expenses

For the three months ended March 31, 2025 and 2024 we had other income and expense items as follows:

	Three months ended March 31, 2025	Three months ended March 31, 2024

Interest expense	$1,095,369	$1,109,980
Interest income	(13,882)	(387)
Remeasurement loss (gain) on translation of foreign subsidiary	1,412	(8,983)
Total other expense	$1,082,899	$1,100,610

For the three months ended March 31, 2025, we had net interest expense of $1,095,369 as compared to $1,109,980 for the three months ended March 31, 2024. The decrease is primarily due to a reduction in the interest rate effective with the sixth amended loan agreement offset by a new loan.

Net Income

For the three months ended March 31, 2025, our net income was $876,264 as compared to a net income of $580,530 for the three months ended March 31, 2024 due to lower operating expenses.

Liquidity and Capital Resources

Overview

As of March 31, 2025, we had $177,882 cash on hand and restricted cash of $100,000 which is held for credit card collateral.

Cash Flows from Operating Activities

For the three months ended March 31, 2025, net cash used by operating activities was $822,781 compared to net cash used in operating activities of $858,042 for the three months ended March 31, 2024. This decrease in net cash used by operating activities for the three months ended March 31, 2024 was primarily attributable to an increase in inventory and a decrease in accounts payable and accrued expenses, offset by a decrease in accounts and other receivables.

For the three months ended March 31, 2025, net cash used in operating activities of $822,781 consisted of our net income of $876,264 adjusted by:

Amortization of debt issuance cost	$406,841
Depreciation and amortization	33,333
Foreign currency transaction gain	(3,137)
Remeasurement gain on translation of foreign subsidiary	(1,412)
Changes in operating assets and liabilities:
Accounts receivable	940,519
Other receivables	144,637
Loan receivable, related party	(833)
Inventory	(629,935)
Prepaid expense	(114,787)
Prepaid expense, related party	(195,913)
Income taxes payable	(165,413)
Contract liabilities	(24,216)
Accounts payable and accrued liabilities	(2,218,041)
Accounts payable, related party	129,312

For the three months ended March 31, 2024, net cash used in operating activities of $858,042 consisted of our net income of $580,530 adjusted by:

Depreciation and amortization	$33,334
Foreign currency transaction loss	11,178
Remeasurement gain on translation of foreign subsidiary	(8,983)
Non cash implied interest	7,199
Changes in operating assets and liabilities:
Accounts receivable	(318,330)
Loan receivable, related party	25,162
Inventory	1,016,455
Prepaid expense	(202,888)
Prepaid expense, related party	(165,687)
Income taxes payable	(20,315)
Contract liabilities	12,932
Accounts payable and accrued liabilities	(1,808,989)
Accounts payable, related party	(19,640)

Cash Flows from Investing Activities

For the three months ended March 31, 2025 and 2024, we used net cash of $0 in investing activities.

Cash Flows from Financing Activities

For the three months ended March 31, 2025, net cash provided by financing activities was $314,678 compared to net cash provided by financing activities of $1,004,620 for the three months ended March 31, 2024. The decrease was attributable to increased payoffs of loans.

Financing activities during the three months ended March 31, 2025 and 2024:

	Three months ended March 31, 2025	Three months ended March 31, 2024
Advances from related party	$135,000	$1,400,000
Repayment of notes payable, related party	-	(84,500)
Proceeds from notes payable	1,496,250	125,000
Repayment of notes payable	(1,316,572)	(435,880)

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

Off-Balance Sheet Arrangements

During the three months ended March 31, 2025, and during the year ended December 31, 2024, we had no off-balance sheet arrangements.

Inflation

The effect of inflation on our operating results was not significant in the three months ended March 31, 2025 or 2024.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the quarter ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(b) None.

(c) None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) None.

(b) None.

(c) During the quarter ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

SYNERGY CHC CORP.

Date: May 15, 2025	By:	/s/ Jack Ross
	Name:	Jack Ross
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)