Form 10-Q
period 2025-06-30
Synergy CHC Corp.
filed 2025-08-14
CIK 1562733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 12, 2025, there were 9,621,926 shares of common stock, par value $0.00001 per share, of the registrant issued and 9,441,853 shares outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Synergy CHC Corp.

Condensed Interim Financial Statements

For the Three and Six Months Ended June 30, 2025 and 2024

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

Synergy CHC Corp.

Condensed Consolidated Balance Sheets

	June 30, 2025	December 31, 2024
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$1,458,561	$687,920
Restricted cash	100,000	100,000
Accounts receivable, net	7,069,889	5,321,037
Other receivables	2,025,094	1,999,637
Loan receivable (related party)	4,427,883	4,375,059
Prepaid expenses (including related party amount of $801,345 and $312,966, respectively)	2,064,094	1,859,563
Inventory, net	2,364,158	1,716,552
Total Current Assets	19,509,679	16,059,768

Intangible assets, net	216,667	283,333

Total Assets	$19,726,346	$16,343,101

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued liabilities (including payable to shareholder of $92,955 and $88,644, respectively)	$4,960,331	$5,191,868
Income taxes payable	266,472	242,977
Contract liabilities	4,887	24,252
Short term loans payable, net of debt discount	1,894,857	7,725,272
Current portion of long-term notes payable, net of debt discount and debt issuance cost, shareholder	-	4,000,000
Total Current Liabilities	7,126,547	17,184,369

Long-term Liabilities:
Notes payable, net of debt discount, shareholder	-	8,333,053
Notes payable, net of debt discount	24,978,999	7,457,022
Total long-term liabilities	24,978,999	15,790,075
Total Liabilities	32,105,546	32,974,444

Commitments and contingencies

Stockholders’ Deficit:
Common stock, $0.00001 par value; 300,000,000 shares authorized; 9,621,926 and 8,721,818, shares issued, respectively; 9,441,853 and 8,541,745 outstanding, respectively	96	87
Additional paid in capital	29,508,354	27,643,660
Accumulated other comprehensive loss	(9,838)	(47,777)
Accumulated deficit	(41,750,312)	(44,099,813)
Less: Treasury stock (180,073 shares) at cost	(127,500)	(127,500)
Total stockholders’ deficit	(12,379,200)	(16,631,343)
Total Liabilities and Stockholders’ Deficit	$19,726,346	$16,343,101

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Synergy CHC Corp.

Unaudited Condensed Consolidated Statements of Income and Comprehensive Income

	For the three months ended		For the six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenue
Product Sales	$6,734,996	$8,024,840	$13,405,530	$17,436,703
License Revenue	1,400,000	-	2,900,000	-
Total Revenue	8,134,996	8,024,840	16,305,530	17,436,703

Cost of sales	1,896,391	2,448,890	3,902,904	5,086,029
Gross profit	6,238,605	5,575,950	12,402,626	12,350,674

Operating expenses
Selling and marketing	3,062,211	3,055,186	5,938,482	6,639,863
General and administrative	1,519,325	903,838	2,826,039	2,252,223
Depreciation and amortization	33,334	33,334	66,667	66,667
Total operating expenses	4,614,870	3,992,358	8,831,188	8,958,753

Income from operations	1,623,735	1,583,592	3,571,438	3,391,921

Other (income) expenses
Other income
Interest income	(379)	(374)	(14,261)	(761)
Interest expense	2,107,714	745,528	3,203,083	1,855,508
Gain on settlement of notes payable	(2,154,522)	-	(2,154,522)	-
Remeasurement (gain) loss on translation of foreign subsidiary	7,578	3,870	8,990	(5,113)

Total other (income) expenses	(39,609)	749,024	1,043,290	1,849,634

Net income before income taxes	1,663,344	834,568	2,528,148	1,542,287
Income tax benefit (expense)	(190,107)	(179,382)	(178,647)	(306,571)
Net income after tax	$1,473,237	$655,186	$2,349,501	$1,235,716

Net income per share – basic	$0.17	$0.09	$0.27	$0.17
Net income per share – diluted	$0.17	$0.09	$0.27	$0.17

Weighted average common shares outstanding
Basic	8,928,548	7,373,745	8,743,639	7,373,745
Diluted	8,928,548	7,373,745	8,743,639	7,373,745

Comprehensive income:
Net income	1,473,237	655,186	2,349,501	1,235,716
Foreign currency translation adjustment	39,874	55,736	37,939	187,373
Comprehensive income	$1,513,111	$710,922	$2,387,440	$1,423,089

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Synergy CHC Corp.

Unaudited Condensed Consolidated Statement of Stockholders’ Deficit

	Common stock		Additional Paid in	Accumulated Other Comprehensive Income	Treasury	Accumulated	Total Stockholders’
	Shares	Amount	Capital	(Loss)	stock	Deficit	Deficit
Balance as of December 31, 2023	7,553,818	$76	$19,148,707	$(102,467)	$(127,500)	$(46,224,789)	$(27,305,973)
Foreign currency translation gain				131,637			131,637
Net income						580,530	580,530
Balance as of March 31, 2024	7,553,818	$76	$19,148,707	$29,170	$(127,500)	$(45,644,259)	$(26,593,806)
Fair value of vested stock options			4,611				4,611
Foreign currency translation gain				55,736			55,736
Net income						655,186	655,186
Balance as of June 30, 2024	7,553,818	$76	$19,153,318	$84,906	$(127,500)	$(44,989,073)	$(25,878,273)

	Common stock		Additional Paid in	Accumulated Other Comprehensive Income	Treasury	Accumulated	Total Stockholders’
	Shares	Amount	Capital	(Loss)	stock	Deficit	Deficit
Balance as of December 31, 2024	8,721,818	$87	$27,643,660	$(47,777)	$(127,500)	$(44,099,813)	$(16,631,343)
Foreign currency translation loss				(1,935)			(1,935)
Issuance of common stock for loan financing	30,360	1	117,647				117,648
Net income						876,264	876,264
Balance as of March 31, 2025	8,752,178	$88	$27,761,307	$(49,712)	$(127,500)	$(43,223,549)	$(15,639,366)
Foreign currency transaction gain				39,874			39,874
Issuance of pre-funded warrants for settlement of shareholder notes payable			899,993				899,993
Issuance of common stock for exercise of pre-funded warrants	428,570	4	(4)				-
Issuance of common stock for modification of notes payable	441,178	4	847,058				847,062
Net income						1,473,237	1,473,237
Balance as of June 30, 2025	9,621,926	$96	$29,508,354	$(9,838)	$(127,500)	$(41,750,312)	$(12,379,200)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Synergy CHC Corp.

Unaudited Condensed Consolidated Statements of Cash Flows

	For the six months ended	For the six months ended
	June 30, 2025	June 30, 2024
Cash Flows from Operating Activities
Net income	$2,349,501	$1,235,716
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of debt discount and debt issuance cost	892,435	-
Depreciation and amortization	66,667	66,667
Stock based compensation	-	4,611
Stock issued for modification of notes payable	847,062	-
Foreign currency transaction loss (gain)	(9,068)	23,345
Remeasurement loss (gain) on translation of foreign subsidiary	8,990	(5,113)
Non cash implied interest	-	4,799
Gain on settlement of debt	(2,154,522)	-
Changes in operating assets and liabilities:
Accounts receivable	(1,748,852)	(1,161,992)
Other receivables	(25,457)	-
Loan receivable, related party	(52,824)	35,449
Inventory	(647,606)	1,805,950
Prepaid expenses	283,848	(276,818)
Prepaid expense, related party	(488,379)	(326,682)
Income taxes payable	23,495	262,374
Contract liabilities	(19,365)	(2,949)
Accounts payable and accrued liabilities	(610,770)	(2,804,381)
Accounts payable, shareholder	385,114	(980)
Net cash used in operating activities	(899,731)	(1,140,005)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Advances from related party	135,000	1,509,226
Repayment of notes payable, related party	(135,000)	(84,500)
Proceeds from notes payable	18,996,250	600,000
Payment of loan financing fees	(1,980,914)	-
Repayment of notes payable, shareholder	(10,000,000)	-
Repayment of notes payable	(5,382,903)	(1,617,335)
Net cash provided by financing activities	1,632,433	407,391

Effect of exchange rate on cash, cash equivalents and restricted cash	37,939	187,373
Net increase (decrease) in cash, cash equivalents and restricted cash	770,641	(545,241)

Cash and restricted cash, beginning of year	787,920	732,534
Cash and restricted cash, end of period	$1,558,561	$187,293

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$896,734	$1,850,896
Income taxes	$-	$44,197

Supplemental Disclosure of Noncash Investing and Financing Activities:
Accounts payable converted to loan payable upon settlement	$-	$3,770,824
Reduction of short term related party note payable by reduction of prepaid balance	$-	$328,003
Issuance of common stock for loan financing	$117,648	$-
Issuance of pre-funded warrants for settlement of shareholder notes payable	$899,993	$-
Exercise of pre-funded warrants	$4	$-
Loan fees payable to lender	$375,000	$-

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

Synergy is the sole owner of four subsidiaries: NomadChoice Pty Ltd., Hand MD Corp., Synergy CHC Inc. and Synergy CHC Mexico, and the results have been consolidated in these statements. Synergy CHC Mexico was incorporated during May 2025 for the purposes of expanding into Mexico.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024 are unaudited. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2024 and footnotes thereto.

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

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. As of June 30, 2025 and December 31, 2024, the Company had no cash equivalents. The Company maintains its cash in banks insured by the Federal Deposit Insurance Corporation (FDIC) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At June 30, 2025 and December 31, 2024, the uninsured balances amounted to $1,286,994 and $503,215, respectively.

Restricted Cash

The following table provides a reconciliation of cash and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows.

	June 30, 2025	December 31, 2024

Cash	$1,458,561	$687,920
Restricted cash	100,000	100,000
Total cash and restricted cash shown in the statement of cash flows	$1,558,561	$787,920

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

Long-lived Assets

Long-lived assets include intangible assets other than those with indefinite lives. The Company assesses the carrying value of its long-lived asset groups when indicators of impairment exist and recognizes an impairment loss when the carrying amount of a long-lived asset is not recoverable when compared to undiscounted cash flows expected to result from the use and eventual disposition of the asset.

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

Contract Costs

Costs incurred to obtain a contract are capitalized unless short term in nature. As a practical expedient, costs to obtain a contract that are short term in nature are expensed as incurred. The Company does not have any contract costs capitalized as of June 30, 2025 and December 31, 2024.

Contract Liabilities

The Company’s contract liabilities consist of advance customer payments. Contract liability results from transactions in which the Company has been paid for products by customers, but for which all revenue recognition criteria have not yet been met. Once all revenue recognition criteria have been met, the contract liabilities are recognized.

	June 30, 2025	December 31, 2024

Beginning balance	$24,252	$14,202
Additions	4,887	24,252
Recognized as revenue	(24,252)	(14,202)
Ending balance	$4,887	$24,252

Accounts receivable

Accounts receivable are generally unsecured. The Company establishes an allowance for doubtful accounts receivable based on the age of outstanding invoices and management’s evaluation of collectability. Accounts are written off after all reasonable collection efforts have been exhausted and management concludes that likelihood of collection is remote. Any future recoveries are applied against the allowance for doubtful accounts. As of both June 30, 2025 and December 31, 2024, allowance for doubtful accounts was $0.

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

Synergy CHC Inc., a wholly-owned foreign subsidiary, is subject to income taxes in the jurisdictions in which it operates. Significant judgment is required in determining the provision for income tax. There are many transactions and calculations undertaken during the ordinary course of business for which the ultimate tax determination is uncertain. The company recognizes liabilities for anticipated tax audit issues based on the Company’s current understanding of the tax law. Where the final tax outcome of these matters is different from the carrying amounts, such differences will impact the current and deferred tax provisions in the period in which such determination is made.

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under ASC subtopic 260-10, Earnings Per Share. Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted earnings per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock (using the “treasury stock” method), unless their effect on net income per share is anti-dilutive. As of June 30, 2025 and 2024, options to purchase 252,102 and 336,134 shares of common stock, respectively, were outstanding. As of June 30, 2025, warrants to purchase 103,500 shares of common stock were outstanding.

The following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2025 and 2024:

	For the three months ended		For the six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Net income after tax	$1,473,237	$655,186	$2,349,501	$1,235,716

Weighted average common shares outstanding	8,928,548	7,373,745	8,743,639	7,373,745
Incremental shares from the assumed exercise of dilutive stock options	-	-	-	-
Dilutive potential common shares	8,928,548	7,373,745	8,743,639	7,373,745

Net earnings per share:
Basic	$0.17	$0.09	$0.27	$0.17
Diluted	$0.17	$0.09	$0.27	$0.17

The following securities were not included in the computation of diluted net earnings per share as their effect would have been antidilutive:

	For the three and six months ended
	June 30, 2025	June 30, 2024

Options to purchase common stock	252,102	336,134
Warrants to purchase common stock	103,500	-

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

Our financial instruments consisted primarily of cash and cash equivalents, restricted cash, accounts receivable, other receivable, loan receivable, accounts payable and accrued liabilities and short term and long term loans payable. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

As of both June 30, 2025 and December 31, 2024, the Company has determined that there were no assets or liabilities measured at fair value on a recurring basis.

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

The exchange rates used to translate amounts in AUD and CAD into USD for the purposes of preparing the consolidated financial statements were as follows:

Balance sheet:

	June 30, 2025	December 31, 2024
Period-end AUD: USD exchange rate	$0.6572	$0.6183
Period-end CAD: USD exchange rate	$0.7330	$0.6950

Income statement:

	June 30, 2025	June 30, 2024
Average six months AUD: USD exchange rate	$0.6338	$0.6585
Average six months CAD: USD exchange rate	$0.7098	$0.7361
Average three months AUD: USD exchange rate	$0.6403	$0.6591
Average three months CAD: USD exchange rate	$0.7226	$0.7308

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

Segment Reporting

Segment identification and selection is consistent with the management structure used by the Company’s chief executive officer who is the Chief Operating Decision Maker (CODM) to evaluate performance and make decisions regarding resource allocation, as well as the materiality of financial results consistent with that structure. Based on the Company’s management structure and method of internal reporting, the Company has one operating segment. The Company derives its revenue from the sale of nutraceuticals. The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The chief operating decision maker assesses performance for the segment and decides how to allocate resources based on net income that also is reported on the income statement as consolidated net income. The measure of segment assets is reported on the balance sheet as total consolidated assets. Significant segment expenses include retailer promotions, freight and fulfillment, marketing and salaries. The Company’s CODM reviews financial information presented and decides how to allocate resources based on net income. The Company does have intra-entity sales or transfers. The Company’s CODM does not review operating results on a disaggregated basis; rather, the chief operating decision maker reviews operating results on an aggregated basis.

Presentation of Financial Statements – Going Concern

Going Concern Evaluation

In connection with preparing unaudited condensed consolidated financial statements for the six months ended June 30, 2025, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the unaudited condensed consolidated financial statements are issued.

The Company considered the following:

●	At June 30, 2025, the Company had an accumulated deficit of $41,750,312.

●	During the six months ended June 30, 2025, there was a decrease in revenue of $1,131,173.

●	During the six months ended June 30, 2025, the Company had $899,731 of net cash used in operating activities

Ordinarily, conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern relate to the entity’s ability to meet its obligations as they become due.

The Company evaluated its ability to meet its obligations as they become due within one year from the date that the financial statements are issued by considering the following:

●	At June 30, 2025, the Company had working capital surplus of $12,383,132.

●	During the six months ended June 30, 2025, the Company refinanced a portion of its outstanding debts to one lender with favorable terms (see Note 11).

●	During the six months ended June 30, 2025, the Company had net income of $2,349,501.

●	The Company has the option of publicly selling its common stock to raise additional capital.

●	The Company has the option of selling any of its brands to raise additional capital.

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

Earnings Per Share for the six months ended June 30, 2024:

	As Previously
	Reported	Corrections	As Adjusted

Earnings per share	$0.16	$0.01	$0.17
Weighted average common shares outstanding	7,553,818	(180,073)	7,373,745

Earnings Per Share for the three months ended June 30, 2024:

	As Previously
	Reported	Corrections	As Adjusted

Earnings per share	$0.08	$0.01	$0.09
Weighted average common shares outstanding	7,553,818	(180,073)	7,373,745

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

The Company had tax expense of $178,647 and $306,571 for the six months ended June 30, 2025 and 2024, respectively. The Company had tax expense of $190,107 and $179,382 for the three months ended June 30, 2025 and 2024, respectively. The Company’s provision for tax expense amount, computed by applying the statutory federal income tax rate of 21% in 2025 and 2024 to income before taxes, differs from the effective tax rate, due primarily to state income taxes and permanent items (plus utilization of NOL carryforwards in 2023).

The Company also has net operating loss carryforwards of approximately $48,700,000 and approximately $50,800,000 (United States, Canada and Australia) included in the deferred tax assets for June 30, 2025 and December 31, 2024, respectively, the majority attributable to the acquisition of Breakthrough Products, Inc. However, due to limitations of carryover attributes and separate return limitation year rules, it is unlikely the company will benefit from the NOLs and thus Management has determined a 100% valuation allowance is required. Further, the Company has not completed an evaluation of the NOLs attributable to Breakthrough Products, Inc. at the date of this report.

Note 4 – Accounts Receivable

Accounts receivable, net of allowances for doubtful accounts, consisted of the following:

	June 30, 2025	December 31, 2024
Trade accounts receivable	$7,069,889	$5,321,037
Other receivables	2,025,094	1,999,637
Less allowances	-	-
Total accounts receivable, net	$9,094,983	$7,320,674

During the three and six months ended June 30, 2025 and 2024, the Company charged $0 to bad debt expense.

Note 5 – Prepaid Expenses

At June 30, 2025 and December 31, 2024, prepaid expenses consisted of the following:

	June 30, 2025	December 31, 2024
Advances for inventory	$260,572	$605,913
Insurance	36,429	2,879
Deposits	14,000	14,000
Prepaid consulting fees, related party	695,587	296,981
Rent, related party	105,757	15,985
Advertising and promotions*	859,920	869,920
Conferences	9,500	15,000
Professional fees	41,000	13,000
IT expenses	33,479	25,404
Miscellaneous	7,850	481
Total	$2,064,094	$1,859,563

*	During the year ended December 31, 2024, the Company bartered inventory worth $859,920 for media credits to be used at the Company’s discretion.

Note 6 – Concentration of Credit Risk

Cash and cash equivalents

The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (FDIC) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At June 30, 2025 and December 31, 2024, the uninsured balances amounted to $1,286,994 and $503,215 respectively.

Accounts receivable

As of June 30, 2025 and December 31, 2024, two and one customers accounted for 84% and 74%, respectively, of the Company’s trade accounts receivable.

Major customers

For the six months ended June 30, 2025, three customers accounted for approximately 80% of the Company’s net revenue. For the six months ended June 30, 2024, two customers accounted for approximately 70% of the Company’s net revenue. For the three months ended June 30, 2025, three customers accounted for approximately 82% of the Company’s net revenue. For the three months ended June 30, 2024, two customers accounted for approximately 72% of the Company’s net revenue. Substantially all of the Company’s business is with companies in the United States.

Accounts payable

As of June 30, 2025 and December 31, 2024, two and four vendors accounted for 58% and 69%, respectively, of the Company’s accounts payable.

Major suppliers

For the six months ended June 30, 2025, three suppliers accounted for approximately 47% of the Company’s purchases. For the six months ended June 30, 2024, one supplier accounted for approximately 21% of the Company’s purchases. For the three months ended June 30, 2025, one supplier accounted for approximately 39% of the Company’s purchases. For the three months ended June 30, 2024, one supplier accounted for approximately 13% of the Company’s purchases. Substantially all of the Company’s business is with suppliers in the United States.

Note 7 – Inventory

Inventory consists of finished goods, components and raw materials. The Company’s inventory is stated at the lower of cost (FIFO cost basis) or net realizable value.

The carrying value of inventory consisted of the following:

	June 30, 2025	December 31, 2024
Finished goods	$2,213,770	$1,578,561
Components	105,388	92,991
Raw materials	45,000	45,000
Total inventory	$2,364,158	$1,716,552

During the six months ended June 30, 2025 and 2024, the Company had no inventory write-offs.

Note 8 – Intangible Assets

	June 30, 2025	December 31, 2024

License Fee	$450,000	$450,000
Less accumulated amortization	(233,333)	(166,667)
Intangible assets, net	$216,667	$283,333

Amortization for the six months ended June 30, 2025 and 2024 was $66,666 and $66,667, respectively.

The estimated aggregate amortization expense over each of the next five years is as follows:

2025 (remaining)	$66,667
2026	133,333
2027	16,667

Note 9 – Related Party Transactions

The Company paid consulting fees through June 2025 to a company owned by Mr. Jack Ross, Chief Executive Officer of the Company. The Company expensed $0 during the three and six months ended June 30, 2025 and 2024 as consulting fees. The Company advanced $398,606 and $326,683 in prepaid consulting fees during the six months ended June 30, 2025 and 2024, respectively. The prepaid balance as of June 30, 2025 and December 31, 2024 was $695,587 and $296,981, respectively. During the six months ended June 30, 2025 and 2024, the Company was advanced $135,000 and $1,400,000, respectively, in the form of a short-term note. During the six months ended June 30, 2025 the Company repaid the $135,000 advance. The balance owed as of both June 30, 2025 and December 31, 2024 was $0. During the three months ended June 30, 2025, the Company paid $53,720 in the manner of prepaid rent for one year. The Company expensed $4,477 during the six months ended June 30, 2025, leaving a prepaid balance of $49,243.

The Company paid rent through June 2025 to a company owned by Mr. Jack Ross, Chief Executive Officer of the Company. The Company expensed $60,000 Canadian Dollars ($42,587 US Dollars) for the six months ended June 30, 2025, leaving a prepaid balance of $77,100 Canadian Dollars ($53,514 US Dollars).

The Company entered into transactions with a related party controlled by the CEO during prior years. The transactions were a pass through and allocation of expenses and reimbursements.  As of June 30, 2025 and December 31, 2024 the Company was owed $4,427,883 and $4,375,059, respectively. This loan has a repayment date of December 31, 2025. If the loan is not repaid by January 1, 2026, the borrower will pledge the number of shares of borrower’s stock with a market value equal to the amount outstanding on the note as security to be released upon payment of the note.

The Company entered into a transaction with a related party controlled by the CEO during the year ended December 31, 2023. The transaction was in the form of a short-term loan. The Company received $10,000 Canadian dollars (US Dollars $7,561). This amount was owed to the related party as of December 31, 2023 and was repaid during February 2024.

During June 2024, the Company entered into Sixth Amended Agreement with Knight Therapeutics Inc., a shareholder, to modify prior Agreements. This modification consolidated outstanding loans and extended the maturity dates of the loans to March 31, 2026. The Company recognized interest expense of $623,355 and $1,117,459 during the six month periods ended June 30, 2025 and 2024, respectively. The Company recognized interest expense of $253,363 and $703,301 during the three month periods ended June 30, 2025 and 2024, respectively. During May and June 2025, the Company repaid the balance on this amended agreement (see Note 11).

On December 23, 2016, the Company entered into an agreement with Knight Therapeutics for the distribution rights of FOCUSfactor in Canada. In conjunction with this agreement, the Company is required to pay Knight a distribution fee equal to 30% of gross sales for sales achieved through a direct sales channel and 5% of gross sales for sales achieved through retail sales. The minimum due to Knight under this agreement is $100,000 Canadian dollars. As of both June 30, 2025 and December 31, 2024, the total outstanding balance was $123,584 Canadian dollars. In US Dollars, the total outstanding balance was $90,587 and $85,891 as of June 30, 2025 and December 31, 2024, respectively.

The Company expensed royalty of $7,788 and $41,277 for the six months ended June 30, 2025 and 2024, respectively. The Company expensed royalty of $3,239 and $18,799 for the three months ended June 30, 2025 and 2024, respectively. At June 30, 2025 and December 31, 2024, the Company owed Knight Therapeutics $2,368 and $2,753, respectively, in connection with a royalty distribution agreement.

Note 10 – Accounts Payable and Accrued Liabilities

As of June 30, 2025 and December 31, 2024, accounts payable and accrued liabilities consisted of the following:

	June 30, 2025	December 31, 2024
Accrued payroll	$195,889	$76,399
Legal fees	214,829	13,722
Commissions	-	450,208
Manufacturers	1,635,113	409,744
Promotions	823,174	2,570,126
Accounting fees	80,000	210,386
Freight	154,659	149,549
Royalties, shareholder	92,955	88,644
Warehousing	514,872	261,046
Sales taxes	2,878	67,488
Payroll taxes	542,442	700,797
Professional fees	52,600	26,200
Insurance	-	12,118
Interest	186,047	-
Lender fees	375,000	-
Others	89,873	155,441
Total	$4,960,331	$5,191,868

The Company has estimated and accrued for its sales tax liability at $3,424 and $3,703 for the parent entity as of June 30, 2025 and December 31, 2024, respectively.

Note 11 – Notes Payable

The Company’s notes payable at June 30, 2025 and December 31, 2024 are as follows:

	June 30, 2025	December 31, 2024
$10,000,000 August 9, 2017 Loan	$-	$12,333,052
$2,000,000 and $6,000,000 Notes	9,794,165	9,794,165
$5,450,000 December 28, 2023 Loan	-	2,802,445
$3,020,824 March 27, 2024 Loan	1,400,000	2,302,824
Other	-	317,292
$2,268,000 February 2025 Loan	567,000	-
$17,500,000 May 2025 Loan	17,500,000	-
	29,261,165	27,549,778
Unamortized debt issuance cost and debt discount	(2,387,309)	(34,432)
Total	26,873,856	27,515,346

Current portion, shareholder	-	(4,000,000)
Current portion, other	(1,894,857)	(7,725,272)
Long-term portion, shareholder	-	8,333,053
Long-term portion, other	$24,978,999	$7,457,022

$10,000,000 August 9, 2017 Loan:

On August 9, 2017, the Company entered into a Second Amendment to Loan Agreement (“Second Amendment”) with Knight, pursuant to which Knight agreed to loan the Company an additional $10 million.

The Company recognized interest expense of $253,363 and $703,301 for the three months ended June 30, 2025 and 2024, respectively. The Company recognized interest expense of $623,355 and $1,117,459 during the six months ended June 30, 2025 and 2024, respectively.

During June 2024, the Company entered into Sixth Amended Agreement with Knight Therapeutics Inc., a shareholder, to modify prior Agreements. This modification consolidated outstanding loans and extended the maturity dates of the loans to March 31, 2026.

On May 29, 2025, the Company satisfied $12,713,858 through a combination of (i) a $10,000,000 cash repayment, (ii) an early payment discount of $1,213,858 and (iii) a conversion of $1,500,000 into equity (the “Equity Conversion”).

On June 11, 2025 (the “Initial Exercise Date”), the Company issued a pre-funded common stock purchase warrant (the “Pre-Funded Warrant”) to purchase up to 428,570 shares of common stock (each a “Warrant Share”), to Knight, in connection with the Equity Conversion. The Pre-Funded Warrant expires upon the earlier of the date the Pre-Funded Warrant is exercised in full, and June 11, 2026. The aggregate exercise price of the Pre-Funded Warrant, except for a nominal exercise price of $0.00001 per Warrant Share, was pre-funded to the Company on or prior to the Initial Exercise Date and, consequently, no additional consideration (other than the nominal exercise price of $0.00001 per Warrant Share) shall be required to be paid by Knight to effect any exercise of the Pre-Funded Warrant. The Pre-Funded Warrant may be exercised, in whole or in part, by means of a “cashless exercise.” Pursuant to Section 2(f) of the Pre-Funded Warrant, the Pre-Funded Warrant will be automatically exercised via “cashless exercise” upon the earlier of (i) June 11, 2026, or (ii) the closing of the next sale of equity securities of the Company. The Company relied upon the exemption from registration provided by Section 4(a)(2) of the Securities Act for transactions by an issuer not involving a public offering to issue the Pre-Funded Warrant. The Company valued 428,570 pre-funded warrants at $899,993 resulting in a gain to the Company of $1,813,865 upon settlement of this loan.

As of June 30, 2025 and December 31, 2024 the total consolidated amount outstanding on these loans, including accrued interest and royalties was $0 and $12,333,052, respectively.

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

On May 30, 2025, the Company entered into a Subordination Agreement in relation to this loan, whereby this loan becomes subordinated debt to the senior lender ($17,500,000 May and June 2025 Loan). This loan may only be repaid based on certain conditions which must be met before payment can be made. There is no maturity date on this loan.

“Interest Payment Conditions” means with respect to any payment of interest on any Sanders Note, the satisfaction of the following conditions:

(a) as of the date of any such interest payment and immediately after giving effect thereto, no Default or Event of Default has occurred and is continuing;

(b) Liquidity (prior to and after giving effect to such payment) shall not be less than $2,000,000;

(c) the Fixed Charge Coverage Ratio of the Borrower and its Subsidiaries for the period of 12 fiscal months of the Borrower and its Subsidiaries most recently ended prior to such payment (and, for the avoidance of doubt, without giving effect to such payment for purposes of determining Consolidated Net Interest Expense), shall be not less than 1.20 to 1.00; and

(d) the Administrative Agent shall have received a certificate of an Authorized Officer of the Borrower certifying as to compliance with the preceding clauses and demonstrating (in reasonable detail) the calculation required thereby.

“Principal Payment Conditions” means with respect to any payment or prepayment of principal on any Sanders Note, the satisfaction of the following conditions:

(a) as of the date of any such principal payment and immediately after giving effect thereto, no Default or Event of Default has occurred and is continuing;

(b) Liquidity (prior to and after giving effect to such payment) shall not be less than $4,000,000;

(c) the Fixed Charge Coverage Ratio of the Borrower and its Subsidiaries for the period of 12 fiscal months of the Borrower and its Subsidiaries most recently ended prior to such payment (and, for the avoidance of doubt, without giving effect to such payment for purposes of determining Consolidated Net Interest Expense), shall be not less than 1.20 to 1.00;

(d) the Consolidated Senior Net Leverage Ratio of the Borrower and its Subsidiaries as of the end of such fiscal quarter of the Borrower ending on or most recently preceding the date of such payment or prepayment was less than 2.75 to 1.00;

(e) such payment or prepayment is made using only Net Cash Proceeds of an Equity Issuance which are not required to be applied as a mandatory prepayment pursuant to Section 2.5(c)(v) in an amount not to exceed fifty percent (50%) of such Net Cash Proceeds; and

(f) the Administrative Agent shall have received a certificate of an Authorized Officer of the Borrower certifying as to compliance with the preceding clauses and demonstrating (in reasonable detail) the calculation required thereby.

On April 28, 2025, the Company entered into Assignment, Assumption and Release Agreement with the holder to release Jack Ross (CEO of the Company) from the obligation to personally grant warrants struck at $0.01 penny per share, covering 10% of his stock to the lender for non-payment of principal amount plus loan renegotiation fees by December 31, 2024. The Company issued 441,178 shares valued at $847,062 to the lender for releasing Jack Ross (CEO) from this obligation.

$5,450,000 December 28, 2023 Loan:

On December 28, 2023, the Company entered into a confidential settlement agreement and mutual general release with a former supplier. The loan bears interest at 5% per annum and is payable in full with the last payment. This settlement resulted in a gain to the Company of $2,235,986 and is reflected as a reduction of cost of sales (See Note 13).

During 2025 and 2024, the Company made payments of $2,622,201 and $2,000,000, respectively toward this loan. During June 2025, the supplier agreed to a Payoff Letter re: Settlement Agreement, resulting in a lesser prepay amount resulting in a gain to the Company of $180,245.

The outstanding loan balance at June 30, 2025 and December 31, 2024 was $0 and $2,802,445, respectively.

$3,020,824 March 27, 2024 Loan:

On March 27, 2024, the Company entered into a confidential settlement agreement and mutual general release with a supplier.

During 2025 and 2024, the Company made payments of $760,412 and $700,000 toward this loan. During June 2025, the supplier agreed to a Payoff Letter re: Settlement Agreement, resulting in a lesser prepay amount, resulting in a gain to the Company of $160,412. The outstanding loan balance at June 30, 2025 and December 31, 2024 was $1,400,000 and $2,320,824, respectively. This was subsequently repaid in full.

The Company is required to make future payments as follows:

2025	$1,400,000

$418,100 May 1, 2024 Loan:

On May 1, 2024, the Company entered into a loan agreement of $418,100 with Shopify Capital Inc. for an advancement of working capital from its online processing account. The Company received $370,000 from Shopify Capital Inc. and $48,100 was an original issue discount. The loan bears a repayment rate of 25% of daily sales.

The Company recognized amortization of original issue discount of $21,989 and $32,297 which is included in interest expense in the statement of income during the three and six months ended June 30, 2025, respectively.

The outstanding loan balance at June 30, 2025 and December 31, 2024 was $0 and $280,732, respectively.

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

The Company recognized amortization of original issue discount of $2,135 and $1,464, which is included in interest expense in the statement of income during the six months ended June 30, 2025 and 2024, respectively. The outstanding loan balance at June 30, 2025 and December 31, 2024 was $0 and $16,425, net of unamortized original issue discount of $2,135, respectively.

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

The Company recognized total interest expense of $422,857 and $817,255 and during the three and six months ended June 30, 2025, respectively. The outstanding loan balance at June 30, 2025 was $494,857, net of unamortized debt discount and financing costs of $72,143.

$17,500,000 May 2025 Loan:

On May 30, 2025, Synergy CHC Corp. (the “Company”) entered into a term loan credit agreement (the “Credit Agreement”) with ACP Agency, LLC (“ACP”). The Credit Agreement consists of a $15.0 million term loan (the “Term Loan”), up to $2.5 million in a committed delayed draw facility (the “Delayed Draw Facility”), and up to $2.5 million in an uncommitted term loan incremental facility (the “Incremental Facility”), which facilities are secured by all of the assets of the Company and certain of its subsidiaries; including, without limitation, a pledge of the Company’s equity interests in its subsidiaries and their respective rights to intellectual property. Further, the obligations of the Company under the Credit Agreement are guaranteed by the Company and certain of its subsidiaries. The proceeds of the Term Loan are to be used to repay existing indebtedness of the Company, pay related fees and transaction costs, and provide working capital to the Company. The proceeds of the Delayed Draw Facility are to be used to pay off all indebtedness owed by the Company pursuant to certain settlement agreements. All capitalized words used but not defined herein have the meanings assigned in the Credit Agreement.

The Credit Agreement has customary representations, warranties and covenants including restrictions on indebtedness, liens, restricted payments and dividends, investments, asset sales and similar covenants and contains customary events of default. The Credit Agreement also contains covenants requiring the Company and its subsidiaries to maintain a maximum (x) consolidated senior net leverage ratio of (i) 3.25:1.00 for the quarter ending September 30, 2025, (ii) 3.25:1.00 for the quarter ending December 31, 2025, (iii) 3.00:1.00 for the quarter ending March 31, 2026, (iv) 2.75:1.00 for the quarter ending June 30, 2026, (v) 2.75:1.00 for the quarter ending September 30, 2026, and (vi) 2.50:1.00 for the quarter ending December 31, 2026 and each fiscal quarter ended thereafter and (y) a fixed charge coverage ratio of 1.20 for the quarter ending September 30, 2025 and each fiscal quarter ended thereafter.

Of the Term Loan, $175,000 is subject to repayment on each of January 1, 2026, April 1, 2026, July 1, 2026 and October 1, 2026 and the remaining balance is to be repaid in the amount of $350,000 beginning January 1, 2027 and the first day of each quarter thereafter. The Term Loan bears interest at a rate equal to the Term SOFR rate plus 8.50%. The Delayed Draw Facility and Incremental Facility, if applicable, shall bear interest following any advance of proceed thereunder, at a rate of either (x) (i) Term SOFR rate plus (ii) 8.5%, or (y) (i) a reference rate equal to the greater of (a) 6.0% per annum, (b) the federal funds rate plus 0.50% per annum, (c) the Term SOFR rate plus 1% per annum, and (d) the rate last quoted by The Wall Street Journal as the “Prime Rate” in the United States, plus (ii) 7.50%.

The Company received $15,000,000 in May 2025 on the initial draw and $2,500,000 in June 2025 on a delayed draw. The proceeds of the loan were used to pay out existing debt. The Company recorded $2,355,914 as original debt discount. The Company recognized $40,748 as amortization during the period. The unamortized balance amounts to $2,315,166 at June 30, 2025.

The note bears interest at Term SOFR rate, plus 8.5%, currently 12.83% per annum, and matures on May 30, 2029.

The Company recognized interest expense of $186,047 during the three months ended June 30, 2025.

The Company is required to make future payments as follows:

2025	$-
2026	$700,000
2027	$1,400,000
2028	$1,400,000
2029	$14,000,000

Note 12 – Stockholders’ Deficit

The total number of shares of all classes of capital stock which the Company is authorized to issue is 300,000,000 shares of common stock with $0.00001 par value.

During 2025 and 2024 the Company issued 30,360 and 18,000 shares, respectively, to a consultant who facilitated a cash advance facility (Note 11).

During 2025, the Company issued 428,570 pre-funded warrants to a Knight as a partial settlement of debt. These warrants were fully exercised during the six months ended June 30, 2025.

During 2025, the Company issued 441,178 shares valued at $847,062 in conjunction with an assignment, assumption and release agreement with a note holder (see Note 11).

As of June 30, 2025 and December 31, 2024, there were 9,621,926 and 8,721,818 shares issued, respectively, and 9,441,853 and 8,541,745 shares outstanding, respectively.

Note 13 – Commitments and Contingencies

Litigation:

From time to time the Company may become a party to litigation in the normal course of business. Management believes that there are no current legal matters that would have a material effect on the Company’s financial position or results of operations.

Note 14 – Stock Options and Warrants

The following table summarizes the options outstanding, option exercisability and the related prices for the shares of the Company’s common stock issued to employees and consultants under a stock option plan at June 30, 2025:

	Options Outstanding			Options Exercisable
Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
$2.98-7.74	252,102	0.46	$6.15	252,102	$6.15

The stock option activity for the six months ended June 30, 2025 is as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2024	252,102	$6.15
Granted	-	-
Exercised	-	-
Expired or canceled	-	-
Outstanding at June 30, 2025	252,102	$6.15

Stock-based compensation expense related to vested options was $0 during both the six months ended June 30, 2025 and 2024. Stock options outstanding as of June 30, 2025, as disclosed in the above table, have an intrinsic value of $0.

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued at June 30, 2025:

	Warrants Outstanding			Warrants Exercisable
Exercise Price ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
$11.70	103,500	3.57	$11.70	103,500	$11.70

The warrant activity for the six months ended June 30, 2025 is as follows:

	Warrants Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2024	103,500	$11.70
Granted	428,570	0.00001
Exercised	(428,570)	(0.00001)
Expired or canceled	-	-
Outstanding at June 30, 2025	103,500	$11.70

Stock warrants outstanding as of June 30, 2025, as disclosed in the above table, have an intrinsic value of $0.

During June 2025, the Company issued 428,570 warrants valued at $899,993 to settle a loan payable to a shareholder. The Company determined the value of the warrants using the Black-Scholes fair value option-pricing model with the following weighted average assumptions: estimated fair value of the Company’s common stock of $2.10, risk-free interest rate of 4.30%, volatility of 97%, expected term of 0.1 years and dividend yield of 0%.

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

Net sales attributed to customers in the United States and foreign countries for the three months ended June 30, 2025 and 2024 were as follows:

	June 30, 2025	June 30, 2024
United States	$7,954,326	$6,705,486
Foreign countries	180,670	1,319,354
	$8,134,996	$8,024,840

Foreign country sales primarily consist of sales in Canada.

The Company’s net sales by product group for the three months ended June 30, 2025 and 2024 were as follows:

	June 30, 2025	June 30, 2024
Nutraceuticals	$6,734,996	$8,024,840
License Revenue	1,400,000	-
	$8,134,996	$8,024,840

The Company’s net sales by major sales channel for the three months ended June 30, 2025 and 2024 were as follows:

	June 30, 2025	June 30, 2024
Online	$2,074,439	$979,540
Retail	6,060,557	7,045,300
	$8,134,996	$8,024,840

The Company’s significant segment expenses for the three months ended June 30, 2025 and 2024 were as follows:

	June 30, 2025	June 30, 2024
Retailer promotions	$1,160,615	$1,191,671
Freight and fulfillment	396,436	501,982
Online marketing	931,994	1,005,771
Salaries and benefits, marketing	377,785	283,631
Other selling and marketing	195,381	317,164
IT expenses	163,608	158,035
Salaries and benefits, non-marketing	591,170	440,970
Professional fees	432,866	(119,829)
Travel	71,895	55,064
Other general and administrative expenses	259,786	124,565
Amortization	33,334	33,334
	$4,614,870	$3,992,358

Net sales attributed to customers in the United States and foreign countries for the six months ended June 30, 2025 and 2024 were as follows:

	June 30, 2025	June 30, 2024
United States	$15,409,050	$14,984,092
Foreign countries	896,480	2,452,611
	$16,305,530	$17,436,703

Foreign country sales primarily consist of sales in Canada.

The Company’s net sales by product group for the six months ended June 30, 2025 and 2024 were as follows:

	June 30, 2025	June 30, 2024
Nutraceuticals	$13,405,530	$17,436,703
License Revenue	2,900,000	-
	$16,305,530	$17,436,703

The Company’s net sales by major sales channel for the six months ended June 30, 2025 and 2024 were as follows:

	June 30, 2025	June 30, 2024
Online	$4,836,284	$2,150,177
Retail	11,469,246	15,286,526
	$16,305,530	$17,436,703

The Company’s significant segment expenses for the six months ended June 30, 2025 and 2024 were as follows:

	June 30, 2025	June 30, 2024
Retailer promotions	$2,100,068	$2,731,307
Freight and fulfillment	894,184	1,098,279
Online marketing	1,863,821	1,850,009
Salaries and benefits, marketing	705,959	678,469
Other selling and marketing	374,450	526,831
IT expenses	304,184	295,899
Salaries and benefits, non-marketing	1,159,163	1,037,565
Professional fees	596,634	81,347
Travel	227,015	133,800
Other general and administrative expenses	539,043	458,580
Amortization	66,667	66,667
	$8,831,188	$8,958,753

Long-lived assets (net) attributable to operations in the United States and foreign countries as of June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025	December 31, 2024
United States	$216,667	$283,333
Foreign countries	-	-
	$216,667	$283,333

Note 16 – Subsequent Events

Management evaluated all activities of the Company through the issuance date of the Company’s unaudited condensed consolidated financial statements and concluded that except as noted below, no subsequent events have occurred that would require adjustment or disclosure into the unaudited condensed consolidated financial statements.

Subsequent to June 30, 2025, the Company has repaid $1,400,000 of principal on the March 27, 2024 loan, $416,614 of principal and $69,386 of interest on the February 2025 loan, $92,942 of interest on the March 8, 2022 loan and $379,371 of interest on the May 2025 loan.

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

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
	(Unaudited)	(Unaudited)
Net income	$1,473,237	$655,186
Interest income	(379)	(374)
Interest expense	2,107,714	745,528
Income tax expense	190,107	179,382
Depreciation and amortization	33,334	33,334
EBITDA	$3,804,013	$1,613,056

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
	(Unaudited)	(Unaudited)
Net income	$2,349,501	$1,235,716
Interest income	(14,261)	(761)
Interest expense	3,203,083	1,855,508
Income tax expense	178,647	306,571
Depreciation and amortization	66,667	66,667
EBITDA	$5,783,637	$3,463,701

EBITDA is considered non-GAAP financial measures. EBITDA represents earnings before interest, taxes, depreciation and amortization. Our definition of EBITDA might not be comparable to similarly titled measures reported by other companies.

Results of Operations for the Three Months Ended June 30, 2025 and June 30, 2024

During both the three months ended June 30, 2025 and 2024, we focused on developing our currently owned brands into new markets and by product extensions. Our objective is to grow our two targeted verticals (Nutraceuticals and Ready To Drinks (RTDs)) to provide a balanced and synergistic portfolio that drives consumer demand via multiple channels. Our Nutraceuticals vertical consists of FOCUSfactor, including RTDs, and Flat Tummy consumables.

Revenue

For the three months ended June 30, 2025, we had revenue of $6,734,996 from sales of our products and $1,400,000 from a license agreement, as compared to revenue of $8,024,840 for the three months ended June 30, 2024. The revenue is comprised of the following categories:

	June 30, 2025	June 30, 2024
Nutraceuticals	$6,734,996	$8,024,840
License Revenue	1,400,000	-
	$8,134,996	$8,024,840

We had a decrease in Nutraceuticals revenue in the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 due to a new product sell-in to one customer in 2024 that did not repeat in 2025. We also had revenue from a license agreement to expand into selected foreign territories.

Cost of Revenue

For the three months ended June 30, 2025, our cost of revenue was $1,896,391. Our cost of revenue for the three months ended June 30, 2024, was $2,448,890. The decrease in cost of sales was primarily due to the decrease in revenue.

Gross Profit

Gross profit was $6,238,605, or 77% of revenue, for the three months ended June 30, 2025, as compared to gross profit of $5,575,950, or 69% of revenue, for the same period in 2024, an increase of $662,665, or 12%. The increase in gross profit is directly related to the license revenue.

Operating Expenses

Selling and Marketing Expenses

For the three months ended June 30, 2025, our selling and marketing expenses were $3,062,211 as compared to $3,055,186 for the three months ended June 30, 2024, which is an immaterial increase.

General and Administrative Expenses

For the three months ended June 30, 2025, our general and administrative expenses were $1,519,325. For the three months ended June 30, 2024, our general and administrative expenses were $903,838. The increase is primarily due to public market expenses.

Depreciation and Amortization Expenses

For the three months ended June 30, 2025, our depreciation and amortization expenses were $33,334 as compared to $33,334 for the three months ended June 30, 2024.

Other Income and Expenses

For the three months ended June 30, 2025 and 2024 we had other income and expense items as follows:

	Three months ended June 30, 2025	Three months ended June 30, 2024
Interest expense	$2,107,714	$745,528
Interest income	(379)	(374)
Gain on settlement of loans	(2,154,522)	-
Remeasurement loss on translation of foreign subsidiary	7,578	3,870
Total other (income) expense	$(39,609)	$749,024

For the three months ended June 30, 2025, we had interest expense of $2,107,714 as compared to $745,528 for the three months ended June 30, 2024. The increase is primarily due to the advance, shares issued related to the modification of notes payable and new May 2025 loan.

Net Income

For the three months ended June 30, 2025, our net income was $1,473,237 as compared to a net income of $655,186 for the three months ended June 30, 2024 due to a gain on settlement of loans.

Results of Operations for the Six Months Ended June 30, 2025 and June 30, 2024

During both the six months ended June 30, 2025 and 2024, we focused on developing our currently owned brands into new markets and by product extensions. Our objective is to grow our two targeted verticals (Nutraceuticals and Ready To Drinks (RTDs)) to provide a balanced and synergistic portfolio that drives consumer demand via multiple channels. Our Nutraceuticals vertical consists of FOCUSfactor, including RTDs, and Flat Tummy consumables.

Revenue

For the six months ended June 30, 2025, we had revenue of $13,405,530 from sales of our products and $2,900,000 from a license agreement, as compared to revenue of $17,436,703 for the six months ended June 30, 2024. The revenue is comprised of the following categories:

	June 30, 2025	June 30, 2024
Nutraceuticals	$13,405,530	$17,436,703
License Revenue	2,900,000	-
	$16,305,530	$17,436,703

We had a decrease in Nutraceuticals revenue in the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 due to a new product sell-in to one customer in 2024 that did not repeat in 2025. We also had revenue from a license agreement to expand into selected foreign territories.

Cost of Revenue

For the six months ended June 30, 2025, our cost of revenue was $3,902,904. Our cost of revenue for the six months ended June 30, 2024, was $5,086,029. The decrease in cost of sales was primarily due to the decrease in revenue.

Gross Profit

Gross profit was $12,402,626, or 76% of revenue, for the six months ended June 30, 2025, as compared to gross profit of $12,350,674, or 71% of revenue, for the same period in 2024, an increase of $51,952, or 0.4%. The increase in gross profit is related to the license revenue.

Operating Expenses

Selling and Marketing Expenses

For the six months ended June 30, 2025, our selling and marketing expenses were $5,938,482 as compared to $6,639,863 for the six months ended June 30, 2024, which is primarily due to lower revenue and an improved management of promotions in 2025.

General and Administrative Expenses

For the six months ended June 30, 2025, our general and administrative expenses were $2,826,039. For the six months ended June 30, 2024, our general and administrative expenses were $2,252,223. The increase is primarily public market expenses.

Depreciation and Amortization Expenses

For the six months ended June 30, 2025, our depreciation and amortization expenses were $66,667 as compared to $66,667 for the six months ended June 30, 2024.

Other Income and Expenses

For the six months ended June 30, 2025 and 2024 we had other income and expense items as follows:

	Six months ended June 30, 2025	Six months ended June 30, 2024

Interest expense	$3,203,083	$1,855,508
Interest income	(14,261)	(761)
Gain on settlement of loans	(2,154,522)	-
Remeasurement loss (gain) on translation of foreign subsidiary	8,990	(5,113)
Total other expense	$1,043,290	$1,849,634

For the six months ended June 30, 2025, we had interest expense of $3,203,083 as compared to $1,855,508 for the six months ended June 30, 2024. The increase is primarily due to an advance taken in 2025, shares issued related to the modification of notes payable and new May 2025 loan.

Net Income

For the six months ended June 30, 2025, our net income was $2,349,501 as compared to a net income of $1,235,716 for the six months ended June 30, 2024 due to lowering operating expenses and gain on loan settlements.

Liquidity and Capital Resources

Overview

As of June 30, 2025, we had $1,458,561 cash on hand and restricted cash of $100,000 which is held for credit card collateral.

Cash Flows from Operating Activities

For the six months ended June 30, 2025, net cash used in operating activities was $899,731 compared to net cash used in operating activities of $1,140,005 for the six months ended June 30, 2024. This decrease in net cash used by operating activities for the six months ended June 30, 2025 is detailed in the table below.

For the six months ended June 30, 2025, net cash used in operating activities of $899,731 consisted of our net income of $2,349,501 adjusted by:

Amortization of debt discount and debt issuance cost	892,435
Depreciation and amortization	66,667
Stock issued for modification of notes payable	847,062
Foreign currency transaction gain	(9,068)
Remeasurement loss on translation of foreign subsidiary	8,990
Gain on settlement of debt	(2,154,522)
Accounts receivable	(1,748,852)
Other receivables	(25,457)
Loan receivable, related party	(52,824)
Inventory	(647,606)
Prepaid expenses	283,848
Prepaid expense, related party	(488,379)
Income taxes payable	23,495
Contract liabilities	(19,365)
Accounts payable and accrued liabilities	(610,770)
Accounts payable, shareholder	385,114

For the six months ended June 30, 2024, net cash used in operating activities of $1,140,004 consisted of our net income of $1,235,716 adjusted by:

Depreciation and amortization	$66,667
Stock based compensation expense	4,611
Foreign currency transaction loss	23,345
Remeasurement gain on translation of foreign subsidiary	(5,113)
Non cash implied interest	4,799
Accounts receivable	(1,161,992)
Loan receivable, related party	35,449
Inventory	1,805,950
Prepaid expenses	(276,818)
Prepaid expense, related party	(326,682)
Income taxes payable	262,374
Contract liabilities	(2,949)
Accounts payable and accrued liabilities	(2,804,381)
Accounts payable, shareholder	(980)

Cash Flows from Investing Activities

For the six months ended June 30, 2025 and 2024, we used net cash of $0 in investing activities.

Cash Flows from Financing Activities

For the six months ended June 30, 2025, net cash provided by financing activities was $1,632,433 compared to net cash provided by financing activities of $407,391 for the six months ended June 30, 2024. The increase was attributable to new loans.

Financing activities during the six months ended June 30, 2025 and 2024:

	Six months ended June 30, 2025	Six months ended June 30, 2024
Advances from related party	$135,000	$1,509,226
Repayment of notes payable, related party	(135,000)	(84,500)
Proceeds from notes payable	18,996,250	600,000
Payment of loan financing fees	(1,980,914)	-
Repayment of notes payable, shareholder	(10,000,000)	-
Repayment of notes payable	(5,382,903)	(1,617,335)

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

Off-Balance Sheet Arrangements

During the six months ended June 30, 2025, and during the year ended December 31, 2024, we had no off-balance sheet arrangements.

Inflation

The effect of inflation on our operating results was not significant in the six months ended June 30, 2025 or 2024.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the quarter ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(a) None.

(b) None.

(c) None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) None.

(b) None.

(c) During the quarter ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
2.1	Agreement and Plan of Merger, dated April 7, 2014, by and among Oro Capital Corporation, Synergy Merger Sub, Inc. and Synergy Strips Corp. (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-1, filed by Synergy CHC Corp. with the SEC on June 28, 2024)
2.2	Asset Purchase Agreement, dated January 16, 2015, by and among Synergy Strips Corp.; Factor Nutrition Labs, LLC; Vita Partners, LLC, RPR Partners, LLC, and Thor Associates, Inc. (incorporated by reference to Exhibit 2.2 to the Registration Statement on Form S-1, filed by Synergy CHC Corp. with the SEC on June 28, 2024)
2.3	Asset Purchase Agreement, dated June 26, 2015, by and between Neuragen Corp. and Knight Therapeutics, Inc. (incorporated by reference to Exhibit 2.3 to the Registration Statement on Form S-1, filed by Synergy CHC Corp. with the SEC on June 28, 2024)
3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1, filed by Synergy CHC Corp. with the SEC on September 16, 2024)
3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed by Synergy CHC Corp. with the SEC on June 18, 2025)
3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1, filed by Synergy CHC Corp. with the SEC on June 28, 2024)
4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed by Synergy CHC Corp. with the SEC on June 12, 2025)
10.1 ¥	Credit Agreement, dated as of May 30, 2025, by and among Synergy CHC Corp. as Borrower, each subsidiary of the Borrower listed as a Guarantor therein, the lenders from time-to-time party thereto as Lenders and ACP Agency, LLC, as Collateral Agent and Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by Synergy CHC Corp. with the SEC on June 4, 2025)
10.2	Amendment to Synergy CHC Corp. 2024 Equity Incentive Plan(incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by Synergy CHC Corp. with the SEC on June 18, 2025)
31.1*	Rule 13a-14(a) Certification by Principal Executive Officer
31.2*	Rule 13a-14(a) Certification by Principal Financial and Accounting Officer
32.1**	Section 1350 Certification of Principal Executive Officer
32.2**	Section 1350 Certification of Principal Financial and Accounting Officer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101)

*	Filed with this Report.
**	Furnished with this Report.

¥	Certain schedules and exhibits to this agreement have been omitted in accordance with Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC on request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNERGY CHC CORP.

Date: August 14, 2025	By:	/s/ Jack Ross
	Name:	Jack Ross
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)