Form 10-Q
period 2025-09-30
Synergy CHC Corp.
filed 2025-11-13
CIK 1562733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 12, 2025, there were 11,431,926 shares of common stock, par value $0.00001 per share, of the registrant issued and 11,251,853 shares outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Synergy CHC Corp.

Condensed Interim Financial Statements

For the Three and Nine Months Ended September 30, 2025 and 2024

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

Synergy CHC Corp.

Condensed Consolidated Balance Sheets

	September 30, 2025	December 31, 2024
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$1,006,489	$687,920
Restricted cash	100,000	100,000
Accounts receivable, net	6,812,649	5,321,037
Other receivables	2,182,755	1,999,637
Loan receivable (related party)	4,407,449	4,375,059
Prepaid expenses (including related party amount of $1,050,212 and $312,966, respectively)	3,852,311	1,859,563
Inventory, net	2,145,966	1,716,552
Total Current Assets	20,507,619	16,059,768

Intangible assets, net	183,333	283,333

Total Assets	$20,690,952	$16,343,101

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued liabilities (including payable to shareholder of $88,770 and $88,644, respectively)	$3,573,505	$5,191,868
Income taxes payable	254,763	242,977
Contract liabilities	1,854	24,252
Short term loans payable, net of debt discount	-	7,725,272
Current portion of long-term notes payable, net of debt discount and debt issuance cost, shareholder	-	4,000,000
Total Current Liabilities	3,830,122	17,184,369

Long-term Liabilities:
Notes payable, net of debt discount, shareholder	-	8,333,053
Notes payable, net of debt discount	25,113,177	7,457,022
Total long-term liabilities	25,113,177	15,790,075
Total Liabilities	28,943,299	32,974,444

Commitments and contingencies

Stockholders’ Deficit:
Common stock, $0.00001 par value; 300,000,000 shares authorized; 11,431,926 and 8,721,818, shares issued, respectively; 11,251,853 and 8,541,745 outstanding, respectively	114	87
Additional paid in capital	33,535,939	27,643,660
Accumulated other comprehensive loss	(35,915)	(47,777)
Accumulated deficit	(41,624,985)	(44,099,813)
Less: Treasury stock (180,073 shares) at cost	(127,500)	(127,500)
Total stockholders’ deficit	(8,252,347)	(16,631,343)
Total Liabilities and Stockholders’ Deficit	$20,690,952	$16,343,101

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Synergy CHC Corp.

Unaudited Condensed Consolidated Statements of Income and Comprehensive Income

	For the three months ended		For the nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenue
Product Sales	$8,010,112	$7,126,333	$21,415,642	$24,563,036
License Revenue	-	-	2,900,000	-
Total Revenue	8,010,112	7,126,333	24,315,642	24,563,036

Cost of sales	2,329,296	2,335,901	6,232,201	7,421,930
Gross profit	5,680,816	4,790,432	18,083,441	17,141,106

Operating expenses
Selling and marketing	2,729,767	2,509,440	8,668,249	9,149,303
General and administrative	1,637,706	1,196,784	4,463,745	3,449,007
Depreciation and amortization	33,333	33,333	100,000	100,000
Total operating expenses	4,400,806	3,739,557	13,231,994	12,698,310

Income from operations	1,280,010	1,050,875	4,851,447	4,442,796

Other (income) expenses
Other income	-	(252,405)	-	(252,405)
Interest expense, net	1,164,017	704,707	4,352,840	2,559,454
Gain on settlement of notes payable	-	-	(2,154,522)	-
Remeasurement loss on translation of foreign subsidiary	1,773	7,279	10,762	2,166

Total other expenses	1,165,790	459,581	2,209,080	2,309,215

Net income before income taxes	114,220	591,294	2,642,367	2,133,581
Income tax benefit (expense)	11,107	192,299	(167,540)	(114,272)
Net income after tax	$125,327	$783,593	$2,474,827	$2,019,309

Net income per share – basic	$0.01	$0.11	$0.27	$0.27
Net income per share – diluted	$0.01	$0.11	$0.27	$0.27

Weighted average common shares outstanding
Basic	10,110,114	7,373,745	9,204,136	7,373,745
Diluted	10,111,134	7,373,745	9,204,136	7,373,745

Comprehensive income:
Net income	125,327	783,593	2,474,827	2,019,309
Foreign currency translation adjustment	(26,077)	(79,025)	11,862	108,348
Comprehensive income	$99,250	$704,568	$2,486,689	$2,127,657

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Synergy CHC Corp.

Unaudited Condensed Consolidated Statement of Stockholders’ Deficit

	Common stock		Additional Paid in	Accumulated Other Comprehensive Income	Treasury	Accumulated	Total Stockholders’
	Shares	Amount	Capital	(Loss)	stock	Deficit	Deficit
Balance as of December 31, 2023	7,553,818	$76	$19,148,707	$(102,467)	$(127,500)	$(46,224,789)	$(27,305,973)
Foreign currency translation gain				131,637			131,637
Net income						580,530	580,530
Balance as of March 31, 2024	7,553,818	$76	$19,148,707	$29,170	$(127,500)	$(45,644,259)	$(26,593,806)
Fair value of vested stock options			4,611				4,611
Foreign currency translation gain				55,736			55,736
Net income						655,186	655,186
Balance as of June 30, 2024	7,553,818	$76	$19,153,318	$84,906	$(127,500)	$(44,989,073)	$(25,878,273)
Fair value of vested stock options			4,613				4,613
Foreign currency translation gain				(79,025)			(79,025)
Net income						783,593	783,593
Balance as of September 30, 2024	7,553,818	$76	$19,157,931	$5,881	$(127,500)	$(44,205,480)	$(25,169,092)

	Common stock		Additional Paid in	Accumulated Other Comprehensive Income	Treasury	Accumulated	Total Stockholders’
	Shares	Amount	Capital	(Loss)	stock	Deficit	Deficit
Balance as of December 31, 2024	8,721,818	$87	$27,643,660	$(47,777)	$(127,500)	$(44,099,813)	$(16,631,343)
Foreign currency translation loss				(1,935)			(1,935)
Issuance of common stock for loan financing	30,360	1	117,647				117,648
Net income						876,264	876,264
Balance as of March 31, 2025	8,752,178	$88	$27,761,307	$(49,712)	$(127,500)	$(43,223,549)	$(15,639,366)
Foreign currency transaction gain				39,874			39,874
Issuance of pre-funded warrants for settlement of shareholder notes payable			899,993				899,993
Issuance of common stock for exercise of pre-funded warrants	428,570	4	(4)				-
Issuance of common stock for modification of notes payable	441,178	4	847,058				847,062
Net income						1,473,237	1,473,237
Balance as of June 30, 2025	9,621,926	$96	$29,508,354	$(9,838)	$(127,500)	$(41,750,312)	$(12,379,200)
Foreign currency transaction loss				(26,077)			(26,077)
Fair value of vested stock options			19,941				19,941
Fair value of underwriters warrants issued at IPO			51,465				51,465
Offering costs related to fair value of underwriting warrants			(51,465)				(51,465)
Issuance of common stock at IPO, net of issuance cost	1,750,000	17	3,880,445				3,880,462
Stock issued for services	60,000	1	127,199				127,200
Net income						125,327	125,327
Balance as of September 30, 2025	11,431,926	$114	$33,535,939	$(35,915)	$(127,500)	$(41,624,985)	$(8,252,347)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Synergy CHC Corp.

Unaudited Condensed Consolidated Statements of Cash Flows

	For the nine months ended	For the nine months ended
	September 30, 2025	September 30, 2024
Cash Flows from Operating Activities
Net income	$2,474,827	$2,019,309
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of debt discount and debt issuance cost	1,128,795	47,519
Depreciation and amortization	100,000	100,000
Stock based compensation	19,941	9,224
Stock issued for modification of notes payable	847,062	-
Stock issued for services	127,200	-
Foreign currency transaction loss	5,655	23,777
Remeasurement loss on translation of foreign subsidiary	10,763	2,166
Non cash implied interest	-	4,799
Gain on settlement of debt	(2,154,522)	-
Changes in operating assets and liabilities:
Accounts receivable	(1,491,612)	(1,965,936)
Other receivables	(183,118)	-
Loan receivable, related party	(32,390)	21,269
Inventory	(429,414)	1,815,725
Prepaid expenses	(1,255,502)	(205,975)
Prepaid expense, related party	(737,246)	(396,683)
Income taxes payable	11,786	68,607
Contract liabilities	(22,398)	(12,102)
Accounts payable and accrued liabilities	(2,009,905)	(3,011,384)
Accounts payable, shareholder	380,929	102,206
Net cash used in operating activities	(3,209,149)	(1,377,479)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from issuing common stock	3,880,462	-
Advances from related party	135,000	3,395,587
Repayment of advances from related party	(135,000)	(157,425)
Proceeds from notes payable	18,996,250	600,000
Payment of loan financing fees	(2,010,953)	-
Repayment of notes payable, shareholder	(10,000,000)	(84,500)
Repayment of notes payable	(7,349,903)	(2,857,690)
Net cash provided by financing activities	3,515,856	895,972

Effect of exchange rate on cash, cash equivalents and restricted cash	11,862	108,348
Net increase (decrease) in cash, cash equivalents and restricted cash	318,569	(373,159)

Cash and restricted cash, beginning of year	787,920	732,534
Cash and restricted cash, end of period	$1,106,489	$359,375

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$1,824,446	$2,432,653
Income taxes	$-	$45,664

Supplemental Disclosure of Noncash Investing and Financing Activities:
Accounts payable converted to loan payable upon settlement	$-	$3,770,824
Reduction of short term related party note payable by reduction of prepaid balance	$-	$328,003
Issuance of common stock for loan financing	$117,648	$-
Issuance of pre-funded warrants for settlement of shareholder notes payable	$899,993	$-
Exercise of pre-funded warrants	$4	$-
Loan fees payable to lender	$375,000	$-

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024 are unaudited. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2024 and footnotes thereto.

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

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. As of September 30, 2025 and December 31, 2024, the Company had no cash equivalents. The Company maintains its cash in banks insured by the Federal Deposit Insurance Corporation (FDIC) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At September 30, 2025 and December 31, 2024, the uninsured balances amounted to $821,953 and $503,215, respectively.

Restricted Cash

The following table provides a reconciliation of cash and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows.

	September 30, 2025	December 31, 2024

Cash	$1,006,489	$687,920
Restricted cash	100,000	100,000
Total cash and restricted cash shown in the statement of cash flows	$1,106,489	$787,920

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

Contract Costs

Costs incurred to obtain a contract are capitalized unless short term in nature. As a practical expedient, costs to obtain a contract that are short term in nature are expensed as incurred. The Company does not have any contract costs capitalized as of September 30, 2025 and December 31, 2024.

Contract Liabilities

The Company’s contract liabilities consist of advance customer payments. Contract liability results from transactions in which the Company has been paid for products by customers, but for which all revenue recognition criteria have not yet been met. Once all revenue recognition criteria have been met, the contract liabilities are recognized.

	September 30, 2025	December 31, 2024

Beginning balance	$24,252	$14,202
Additions	1,854	24,252
Recognized as revenue	(24,252)	(14,202)
Ending balance	$1,854	$24,252

Accounts receivable

Accounts receivable are generally unsecured. The Company establishes an allowance for doubtful accounts receivable based on the age of outstanding invoices and management’s evaluation of collectability. Accounts are written off after all reasonable collection efforts have been exhausted and management concludes that likelihood of collection is remote. Any future recoveries are applied against the allowance for doubtful accounts. As of both September 30, 2025 and December 31, 2024, allowance for doubtful accounts was $0.

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

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under ASC subtopic 260-10, Earnings Per Share. Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted earnings per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock (using the “treasury stock” method), unless their effect on net income per share is anti-dilutive. As of September 30, 2025 and 2024, options to purchase 1,452,102 and 336,134 shares of common stock, respectively, were outstanding. As of September 30, 2025, warrants to purchase 156,000 shares of common stock were outstanding.

The following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2025 and 2024:

	For the three months ended		For the nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Net income after tax	$125,327	$783,593	$2,474,827	$2,019,309

Weighted average common shares outstanding	10,110,114	7,373,745	9,204,136	7,373,745
Incremental shares from the assumed exercise of dilutive stock options	1,020	-	-	-
Dilutive potential common shares	10,111,134	7,373,745	9,204,136	7,373,745

Net earnings per share:
Basic	$0.01	$0.11	$0.27	$0.27
Diluted	$0.01	$0.11	$0.27	$0.27

The following securities were not included in the computation of diluted net earnings per share as their effect would have been antidilutive:

	For the three months ended		For the nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Options to purchase common stock	1,368,068	336,134	1,452,102	336,134
Warrants to purchase common stock	156,000	-	156,000	-

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

As of both September 30, 2025 and December 31, 2024, the Company has determined that there were no assets or liabilities measured at fair value on a recurring basis.

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

The exchange rates used to translate amounts in AUD and CAD into USD for the purposes of preparing the consolidated financial statements were as follows:

Balance sheet:

	September 30, 2025	December 31, 2024
Period-end AUD: USD exchange rate	$0.6578	$0.6183
Period-end CAD: USD exchange rate	$0.7183	$0.6950

Income statement:

	September 30, 2025	September 30, 2024
Average nine months AUD: USD exchange rate	$0.6407	$0.6623
Average nine months CAD: USD exchange rate	$0.7152	$0.7352
Average three months AUD: USD exchange rate	$0.6544	$0.6697
Average three months CAD: USD exchange rate	$0.7260	$0.7334

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

Earnings Per Share for the nine months ended September 30, 2024:

	As Previously
	Reported	Corrections	As Adjusted

Earnings per share	$0.27	$0.00	$0.27
Weighted average common shares outstanding	7,553,818	(180,073)	7,373,745

Earnings Per Share for the three months ended September 30, 2024:

	As Previously
	Reported	Corrections	As Adjusted

Earnings per share	$0.10	$0.01	$0.11
Weighted average common shares outstanding	7,553,818	(180,073)	7,373,745

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

The Company had tax expense of $167,540 and $114,272 for the nine months ended September 30, 2025 and 2024, respectively. The Company had tax benefit of $11,107 and $192,299 for the three months ended September 30, 2025 and 2024, respectively. The Company’s provision for tax expense amount, computed by applying the statutory federal income tax rate of 21% in 2025 and 2024 to income before taxes, differs from the effective tax rate, due primarily to state income taxes and permanent items (plus utilization of NOL carryforwards in 2023).

The Company also has net operating loss carryforwards of approximately $48,800,000 and approximately $50,800,000 (United States, Canada and Australia) included in the deferred tax assets for September 30, 2025 and December 31, 2024, respectively, the majority attributable to the acquisition of Breakthrough Products, Inc. However, due to limitations of carryover attributes and separate return limitation year rules, it is unlikely the company will benefit from the NOLs and thus Management has determined a 100% valuation allowance is required. Further, the Company has not completed an evaluation of the NOLs attributable to Breakthrough Products, Inc. at the date of this report.

Note 4 – Accounts Receivable

Accounts receivable, net of allowances for doubtful accounts, consisted of the following:

	September 30, 2025	December 31, 2024
Trade accounts receivable	$6,812,649	$5,321,037
Other receivables	2,182,755	1,999,637
Less allowances	-	-
Total accounts receivable, net	$8,995,404	$7,320,674

During the three and nine months ended September 30, 2025 and 2024, the Company charged $0 to bad debt expense. The Company’s accounts receivables fluctuate due to increasing or decreasing shipments and promotions that it runs with its customers. The Company records an allowance for doubtful accounts when it becomes more likely than not that an account is uncollectible.

Note 5 – Prepaid Expenses

At September 30, 2025 and December 31, 2024, prepaid expenses consisted of the following:

	September 30, 2025	December 31, 2024
Advances for inventory	$1,605,289	$605,913
Insurance	49,426	2,879
Deposits	14,000	14,000
Prepaid consulting fees, related party	933,303	296,981
Rent, related party	116,909	15,985
Advertising and promotions*	930,283	869,920
Conferences	47,105	15,000
Professional fees	27,000	13,000
IT expenses	50,607	25,404
Accounting	27,500	-
Miscellaneous	50,889	481
Total	$3,852,311	$1,859,563

*	During the year ended December 31, 2024, the Company bartered inventory worth $859,920 for media credits to be used at the Company’s discretion.

Note 6 – Concentration of Credit Risk

Cash and cash equivalents

The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (FDIC) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At September 30, 2025 and December 31, 2024, the uninsured balances amounted to $821,953 and $503,215 respectively.

Accounts receivable

As of September 30, 2025 and December 31, 2024, three and one customers accounted for 86% and 74%, respectively, of the Company’s trade accounts receivable.

Major customers

For the nine months ended September 30, 2025, three customers accounted for approximately 80% of the Company’s net revenue. For the nine months ended September 30, 2024, two customers accounted for approximately 69% of the Company’s net revenue. For the three months ended September 30, 2025, two customers accounted for approximately 81% of the Company’s net revenue. For the three months ended September 30, 2024, three customers accounted for approximately 78% of the Company’s net revenue. Substantially all of the Company’s business is with companies in the United States.

Accounts payable

As of September 30, 2025 and December 31, 2024, two and four vendors accounted for 58% and 69%, respectively, of the Company’s accounts payable.

Major suppliers

For the nine months ended September 30, 2025, two suppliers accounted for approximately 42% of the Company’s purchases. For the nine months ended September 30, 2024, three suppliers accounted for approximately 34% of the Company’s purchases. For the three months ended September 30, 2025, two suppliers accounted for approximately 56% of the Company’s purchases. For the three months ended September 30, 2024, two suppliers accounted for approximately 41% of the Company’s purchases. Substantially all of the Company’s business is with suppliers in the United States.

Note 7 – Inventory

Inventory consists of finished goods, components and raw materials. The Company’s inventory is stated at the lower of cost (FIFO cost basis) or net realizable value.

The carrying value of inventory consisted of the following:

	September 30, 2025	December 31, 2024
Finished goods	$2,018,281	$1,578,561
Components	82,685	92,991
Raw materials	45,000	45,000
Total inventory	$2,145,966	$1,716,552

During the nine months ended September 30, 2025 and 2024, the Company had no inventory write-offs.

Note 8 – Intangible Assets

	September 30, 2025	December 31, 2024

License Fee	$450,000	$450,000
Less accumulated amortization	(266,667)	(166,667)
Intangible assets, net	$183,333	$283,333

Amortization for both the nine months ended September 30, 2025 and 2024 was $100,000.

The estimated aggregate amortization expense over each of the next five years is as follows:

2025 (remaining)	$33,333
2026	133,333
2027	16,667

Note 9 – Related Party Transactions

The Company paid consulting fees through September 2025 to a company owned by Mr. Jack Ross, Chief Executive Officer of the Company. The Company expensed $0 during the three and nine months ended September 30, 2025 and 2024 as consulting fees. The Company advanced $636,322 and $396,683 in prepaid consulting fees during the nine months ended September 30, 2025 and 2024, respectively. The prepaid balance as of September 30, 2025 and December 31, 2024 was $933,303 and $296,981, respectively. During the nine months ended September 30, 2025, the Company was advanced $135,000 and during the nine months ended September 30, 2024, the Company was advanced $3,020,000 and $514,000 Canadian Dollars (US Dollars $375,587), in the form of a short-term note. During the nine months ended September 30, 2025 the Company repaid the $135,000 advance. The balance owed as of both September 30, 2025 and December 31, 2024 was $0. During the nine months ended September 30, 2025, the Company paid $53,720 in the manner of prepaid rent for one year. The Company expensed $17,907 during the nine months ended September 30, 2025, leaving a prepaid balance of $35,813.

The Company paid rent through September 2025 to a company owned by Mr. Jack Ross, Chief Executive Officer of the Company. The Company expensed $90,000 Canadian Dollars ($64,372 US Dollars) for the nine months ended September 30, 2025, leaving a prepaid balance of $112,900 Canadian Dollars ($81,096 US Dollars).

The Company entered into transactions with a related party controlled by the CEO during prior years. The transactions were a pass through and allocation of expenses and reimbursements.  As of September 30, 2025 and December 31, 2024 the Company was owed $4,407,449 and $4,375,059, respectively. This loan has a repayment date of December 31, 2025. If the loan is not repaid by January 1, 2026, the borrower will pledge the number of shares of borrower’s stock with a market value equal to the amount outstanding on the note as security to be released upon payment of the note.

The Company entered into a transaction with a related party controlled by the CEO during the year ended December 31, 2023. The transaction was in the form of a short-term loan. The Company received $10,000 Canadian dollars (US Dollars $7,561). This amount was owed to the related party as of December 31, 2023 and was repaid during February 2024.

During June 2024, the Company entered into Sixth Amended Agreement with Knight Therapeutics Inc., a shareholder, to modify prior Agreements. This modification consolidated outstanding loans and extended the maturity dates of the loans to March 31, 2026. The Company recognized interest expense of $623,355 and $1,117,459 during the nine month periods ended September 30, 2025 and 2024, respectively. The Company recognized interest expense of $0 and $378,214 during the three month periods ended September 30, 2025 and 2024, respectively. During May and June 2025, the Company repaid the balance on this amended agreement (see Note 11).

On December 23, 2016, the Company entered into an agreement with Knight Therapeutics for the distribution rights of FOCUSfactor in Canada. In conjunction with this agreement, the Company is required to pay Knight a distribution fee equal to 30% of gross sales for sales achieved through a direct sales channel and 5% of gross sales for sales achieved through retail sales. The minimum due to Knight under this agreement is $100,000 Canadian dollars. As of both September 30, 2025 and December 31, 2024, the total outstanding balance was $123,584 Canadian dollars. In US Dollars, the total outstanding balance was $88,770 and $85,891 as of September 30, 2025 and December 31, 2024, respectively.

The Company expensed royalty of $10,488 and $47,038 for the nine months ended September 30, 2025 and 2024, respectively. The Company expensed royalty of $2,699 and $5,761 for the three months ended September 30, 2025 and 2024, respectively. At September 30, 2025 and December 31, 2024, the Company owed Knight Therapeutics $713 and $2,753, respectively, in connection with a royalty distribution agreement.

Note 10 – Accounts Payable and Accrued Liabilities

As of September 30, 2025 and December 31, 2024, accounts payable and accrued liabilities consisted of the following:

	September 30, 2025	December 31, 2024
Accrued payroll	$341,890	$76,399
Legal fees	-	13,722
Commissions	31,169	450,208
Manufacturers	923,871	409,744
Promotions	139,830	2,570,126
Accounting fees	-	210,386
Freight	194,252	149,549
Royalties, shareholder	89,483	88,644
Warehousing	584,712	261,046
Sales taxes	58,106	67,488
Payroll taxes	565,494	700,797
Professional fees	46,272	26,200
Insurance	-	12,118
Interest	186,378	-
Lender fees	350,000	-
Others	62,048	155,441
Total	$3,573,505	$5,191,868

The Company has estimated and accrued for its sales tax liability at $2,568 and $3,703 for the parent entity as of September 30, 2025 and December 31, 2024, respectively.

Note 11 – Notes Payable

The Company’s notes payable at September 30, 2025 and December 31, 2024 are as follows:

	September 30, 2025	December 31, 2024
$10,000,000 August 9, 2017 Loan	$-	$12,333,052
$2,000,000 and $6,000,000 Notes	9,794,165	9,794,165
$5,450,000 December 28, 2023 Loan	-	2,802,445
$3,020,824 March 27, 2024 Loan	-	2,302,824
Other	-	317,292
$2,268,000 February 2025 Loan	-	-
$17,500,000 May 2025 Loan	17,500,000	-
	27,294,165	27,549,778
Unamortized debt issuance cost and debt discount	(2,180,988)	(34,432)
Total	25,113,177	27,515,346

Current portion, shareholder	-	(4,000,000)
Current portion, other	-	(7,725,272)
Long-term portion, shareholder	-	8,333,053
Long-term portion, other	$25,113,177	$7,457,022

$10,000,000 August 9, 2017 Loan:

On August 9, 2017, the Company entered into a Second Amendment to Loan Agreement (“Second Amendment”) with Knight, pursuant to which Knight agreed to loan the Company an additional $10 million.

The Company recognized interest expense of $0 and $378,214 for the three months ended September 30, 2025 and 2024, respectively. The Company recognized interest expense of $623,355 and $1,448,475 during the nine months ended September 30, 2025 and 2024, respectively.

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

As of September 30, 2025 and December 31, 2024 the total consolidated amount outstanding on these loans, including accrued interest and royalties was $0 and $12,333,052, respectively.

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

On May 30, 2025, the Company entered into a Subordination Agreement in relation to this loan, whereby this loan becomes subordinated debt to the senior lender ($17,500,000 May 2025 Loan). This loan may only be repaid based on certain conditions which must be met before payment can be made. There is no maturity date on this loan.

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

The outstanding loan balance at September 30, 2025 and December 31, 2024 was $0 and $2,802,445, respectively.

$3,020,824 March 27, 2024 Loan:

On March 27, 2024, the Company entered into a confidential settlement agreement and mutual general release with a supplier.

During 2025 and 2024, the Company made payments of $2,160,412 and $700,000 toward this loan. During June 2025, the supplier agreed to a Payoff Letter re: Settlement Agreement, resulting in a lesser prepay amount, resulting in a gain to the Company of $160,412. The outstanding loan balance at September 30, 2025 and December 31, 2024 was $0 and $2,320,824, respectively.

$418,100 May 1, 2024 Loan:

On May 1, 2024, the Company entered into a loan agreement of $418,100 with Shopify Capital Inc. for an advancement of working capital from its online processing account. The Company received $370,000 from Shopify Capital Inc. and $48,100 was an original issue discount. The loan bears a repayment rate of 25% of daily sales.

The Company recognized amortization of original issue discount of $32,297 and $11,991 which is included in interest expense in the statement of income during the nine months ended September 30, 2025 and 2024, respectively.

The outstanding loan balance at September 30, 2025 and December 31, 2024 was $0 and $280,732, respectively.

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

The Company recognized amortization of original issue discount of $2,135 and $6,293, which is included in interest expense in the statement of income during the nine months ended September 30, 2025 and 2024, respectively. The outstanding loan balance at September 30, 2025 and December 31, 2024 was $0 and $16,425, net of unamortized original issue discount of $2,135, respectively.

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

The Company recognized total interest expense of $72,143 and $889,398 and during the three and nine months ended September 30, 2025, respectively. The outstanding loan balance at September 30, 2025 was $0.

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

The Company received $15,000,000 in May 2025 on the initial draw and $2,500,000 in June 2025 on a delayed draw. The proceeds of the loan were used to pay out existing debt. The Company recorded $2,385,954 as original debt discount. The Company recognized $164,216 and $204,965 as amortization during the three and nine months ended September 30, 2025, respectively. The unamortized balance amounts to $2,180,988 at September 30, 2025.

The note bears interest at Term SOFR rate, plus 8.5%, currently 12.78% per annum, and matures on May 30, 2029.

The Company recognized interest expense of $579,647 and $765,694 during the three and nine months ended September 30, 2025, respectively.

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

During 2025, the Company issued 428,570 pre-funded warrants to a Knight as a partial settlement of debt. These warrants were fully exercised during the nine months ended September 30, 2025.

During 2025, the Company issued 441,178 shares valued at $847,062 in conjunction with an assignment, assumption and release agreement with a note holder (see Note 11).

During 2025, the Company issued 60,000 shares valued at $127,200 to a consultant.

On August 27, 2025 the Company sold an aggregate of 1,750,000 shares at a price to the public of $2.50 per share, pursuant to that certain Underwriting Agreement, dated August 25, 2025, between the Company and Bancroft Capital, LLC, as representative of the several underwriters named in the Underwriting Agreement. In addition, pursuant to the Underwriting Agreement, the Company granted the Representative a 45-day option to purchase up to 262,500 additional shares of Common Stock to cover over-allotments in connection with the Offering at the public offering price, less underwriting discounts and commissions.

Gross proceeds of the offering were $4,375,000, before deducting underwriting discounts and commissions of seven percent (7%) of the gross proceeds and estimated offering expenses. The Company used the net proceeds from the Offering for working capital and other general corporate purposes. Net proceeds from the offering were $3,880,642.

Pursuant to the Underwriting Agreement, the Company also issued to the Representative and its designees warrants to purchase 52,500 shares to the underwriter as part of an equity raise with an expiration date of (i) the third anniversary of the exercisability date for twenty five percent (25%) of the warrant, (ii) the fourth anniversary of the exercisability date for twenty five percent (25%) of the warrant and (iii) the fifth anniversary of the exercisability date for fifty percent (50%) of the warrant. The Company determined the fair value of the warrants of $51,465 during the nine months ended September 30, 2025 using the Black-Scholes fair value option-pricing model with the following weighted average assumptions: estimated fair value of the Company’s common stock of $2.09, risk-free interest rates of 3.59-3.69%, volatility of 60-70%, expected term of 3-5 years and dividend yield of 0%.

During 2025, the Company granted options to purchase 750,000 shares to a company owned by Mr. Jack Ross, the Chief Executive Officer of the Company, and options to purchase 150,000 shares each to three employees of the Company. The options have a five year term. One-third (1/3) of the total number of shares of Common Stock (including fractional shares, as applicable) subject to this Option shall vest on the one (1) year anniversary of the Vesting Commencement Date and the remaining two-thirds (2/3) of the total number of shares of Common Stock (including fractional shares, as applicable) subject to this Option shall vest in equal monthly installments over the following twenty-four (24) months; provided, that the Optionholder remains actively providing services to the Company or any of its Affiliates as of each such date. The Company determined the fair value of the options of $1,395,685 during the nine months ended September 30, 2025 using the Black-Scholes fair value option-pricing model with the following weighted average assumptions; estimated fair value of the Company’s common stock of $2.38, risk-free interest rate of 3.59%, volatility of 65%, expected term of 3.5 years and dividend yield of 0%.

As of September 30, 2025 and December 31, 2024, there were 11,431,926 and 8,721,818 shares issued, respectively, and 11,251,853 and 8,541,745 shares outstanding, respectively.

Note 13 – Commitments and Contingencies

Litigation:

From time to time the Company may become a party to litigation in the normal course of business. Management believes that there are no current legal matters that would have a material effect on the Company’s financial position or results of operations.

Note 14 – Stock Options and Warrants

The following table summarizes the options outstanding, option exercisability and the related prices for the shares of the Company’s common stock issued to employees and consultants under a stock option plan at September 30, 2025:

	Options Outstanding			Options Exercisable
Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
$2.38-7.74	1,452,102	4.14	$3.03	252,102	$6.15

The stock option activity for the nine months ended September 30, 2025 is as follows:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2024	252,102	$6.15
Granted	1,200,000	2.38
Exercised	-	-
Expired or canceled	-	-
Outstanding at September 30, 2025	1,452,102	$3.03
Exercisable at September 30, 2025	252,102	$6.15

Stock-based compensation expense related to vested options was $19,941 during the three and nine months ended September 30, 2025 and is recognized utilizing the straight-line method. Stock options outstanding as of September 30, 2025, as disclosed in the above table, have an intrinsic value of $72,000. Stock options exercisable as of September 30, 2025, as disclosed in the above table, have an intrinsic value of $0. As of September 30, 2025, unamortized stock-based compensation costs related to options was $1,375,744 and will be recognized over a period of three years.

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued at September 30, 2025:

	Warrants Outstanding			Warrants Exercisable
Exercise Price ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
$2.75-11.70	156,000	3.60	$8.69	103,500	$11.70

The warrant activity for the nine months ended September 30, 2025 is as follows:

	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2024	103,500	$11.70
Granted	481,070	0.30
Exercised	(428,570)	(0.00001)
Expired or canceled	-	-
Outstanding at September 30, 2025	156,000	$8.69
Exercisable at September 30, 2025	103,500	$11.70

Stock warrants outstanding and exercisable as of September 30, 2025, as disclosed in the above table, have an intrinsic value of $0.

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

Net sales attributed to customers in the United States and foreign countries for the three months ended September 30, 2025 and 2024 were as follows:

	September 30, 2025	September 30, 2024
United States	$7,077,648	$6,408,173
Foreign countries	932,464	718,160
	$8,010,112	$7,126,333

Foreign country sales primarily consist of sales in Canada.

The Company’s net sales by product group for the three months ended September 30, 2025 and 2024 were as follows:

	September 30, 2025	September 30, 2024
Nutraceuticals	$8,010,112	$7,126,333
License Revenue	-	-
	$8,010,112	$7,126,333

The Company’s net sales by major sales channel for the three months ended September 30, 2025 and 2024 were as follows:

	September 30, 2025	September 30, 2024
Online	$2,210,175	$1,374,610
Retail	5,799,937	5,751,723
	$8,010,112	$7,126,333

The Company’s significant segment expenses for the three months ended September 30, 2025 and 2024 were as follows:

	September 30, 2025	September 30, 2024
Retailer promotions	$1,155,811	$948,611
Freight and fulfillment	396,692	302,642
Online marketing	751,503	211,438
Salaries and benefits, marketing	310,513	346,350
Other selling and marketing	115,248	455,367
IT expenses	149,003	141,517
Salaries and benefits, non-marketing	837,016	633,457
Professional fees	350,976	154,452
Travel	88,887	61,379
Other general and administrative expenses	211,824	451,011
Amortization	33,333	33,333
	$4,400,806	$3,739,557

Net sales attributed to customers in the United States and foreign countries for the nine months ended September 30, 2025 and 2024 were as follows:

	September 30, 2025	September 30, 2024
United States	$19,586,698	$21,392,265
Foreign countries	4,728,944	3,170,771
	$24,315,642	$24,563,036

Foreign country sales primarily consist of sales in Canada.

The Company’s net sales by product group for the nine months ended September 30, 2025 and 2024 were as follows:

	September 30, 2025	September 30, 2024
Nutraceuticals	$21,415,642	$24,563,036
License Revenue	2,900,000	-
	$24,315,642	$24,563,036

The Company’s net sales by major sales channel for the nine months ended September 30, 2025 and 2024 were as follows:

	September 30, 2025	September 30, 2024
Online	$7,046,459	$5,782,303
Retail	14,369,183	18,780,733
License revenue	2,900,000	-
	$24,315,642	$24,563,036

The Company’s significant segment expenses for the nine months ended September 30, 2025 and 2024 were as follows:

	September 30, 2025	September 30, 2024
Retailer promotions	$3,255,879	$3,679,918
Freight and fulfillment	1,290,876	1,400,921
Online marketing	2,615,324	2,061,447
Salaries and benefits, marketing	1,016,472	1,024,819
Other selling and marketing	489,698	982,198
IT expenses	453,187	437,416
Salaries and benefits, non-marketing	1,996,179	1,671,022
Professional fees	947,610	235,799
Travel	315,902	195,179
Other general and administrative expenses	750,867	909,591
Amortization	100,000	100,000
	$13,231,994	$12,698,310

Long-lived assets (net) attributable to operations in the United States and foreign countries as of September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025	December 31, 2024
United States	$183,333	$283,333
Foreign countries	-	-
	$183,333	$283,333

Note 16 – Subsequent Events

Management evaluated all activities of the Company through the issuance date of the Company’s unaudited condensed consolidated financial statements and concluded that no subsequent events have occurred that would require adjustment or disclosure into the unaudited condensed consolidated financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of our final prospectus for our initial public offering filed with the SEC on October 23, 2024 (the “Prospectus”) and the “Risk Factors” section of this report. Our securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
	(Unaudited)	(Unaudited)
Net income	$125,327	$783,593
Interest income	(385)	(381)
Interest expense	1,164,402	705,088
Income tax benefit	(11,107)	(192,299)
Depreciation and amortization	33,333	33,333
EBITDA	$1,311,570	$1,329,334

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
	(Unaudited)	(Unaudited)
Net income	$2,474,827	$2,019,309
Interest income	(14,647)	(1,142)
Interest expense	4,367,487	2,560,596
Income tax expense	167,540	114,272
Depreciation and amortization	100,000	100,000
EBITDA	$7,095,207	$4,793,035

EBITDA is considered non-GAAP financial measures. EBITDA represents earnings before interest, taxes, depreciation and amortization. Our definition of EBITDA might not be comparable to similarly titled measures reported by other companies.

Results of Operations for the Three Months Ended September 30, 2025 and September 30, 2024

During both the three months ended September 30, 2025 and 2024, we focused on developing our currently owned brands into new markets and by product extensions. Our objective is to grow our two targeted verticals (Nutraceuticals and Ready To Drinks (RTDs)) to provide a balanced and synergistic portfolio that drives consumer demand via multiple channels. Our Nutraceuticals vertical consists of FOCUSfactor, including RTDs, and Flat Tummy consumables.

Revenue

For the three months ended September 30, 2025, we had revenue of $8,010,112 from sales of our products as compared to revenue of $7,126,333 for the three months ended September 30, 2024. The revenue is comprised of the following categories:

	September 30, 2025	September 30, 2024
Nutraceuticals	$8,010,112	$7,126,333
License Revenue	-	-
	$8,010,112	$7,126,333

We had an increase in Nutraceuticals revenue in the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 due to a packaging upgrade that occurred in 2024 which delayed shipments that did not repeat in 2025.

Cost of Revenue

For the three months ended September 30, 2025, our cost of revenue was $2,329,296. Our cost of revenue for the three months ended September 30, 2024, was $2,335,901. The decrease in cost of sales was primarily due to product mix sold.

Gross Profit

Gross profit was $5,680,816, or 71% of revenue, for the three months ended September 30, 2025, as compared to gross profit of $4,790,432, or 67% of revenue, for the same period in 2024, an increase of $890,384, or 19%. The increase in gross profit is directly related to the product mix sold.

Operating Expenses

Selling and Marketing Expenses

For the three months ended September 30, 2025, our selling and marketing expenses were $2,729,767 as compared to $2,509,440 for the three months ended September 30, 2024, which is an immaterial increase.

General and Administrative Expenses

For the three months ended September 30, 2025, our general and administrative expenses were $1,637,706. For the three months ended September 30, 2024, our general and administrative expenses were $1,196,784. The increase is primarily due to public market expenses.

Depreciation and Amortization Expenses

For the three months ended September 30, 2025, our depreciation and amortization expenses were $33,333 as compared to $33,333 for the three months ended September 30, 2024.

Other Income and Expenses

For the three months ended September 30, 2025 and 2024 we had other income and expense items as follows:

	Three months ended September 30, 2025	Three months ended September 30, 2024
Interest expense	$1,164,402	$705,088
Interest income	(385)	(381)
Other income	-	(252,405)
Remeasurement loss on translation of foreign subsidiary	1,773	7,279
Total other (income) expense	$1,165,790	$459,581

For the three months ended September 30, 2025, we had interest expense of $1,164,402 as compared to $705,088 for the three months ended September 30, 2024. The increase is primarily due to the advance and the amortization of original debt discount on the new loan.

Net Income

For the three months ended September 30, 2025, our net income was $125,327 as compared to a net income of $783,593 for the three months ended September 30, 2024 due to other income in 2024 and higher expenses in 2025.

Results of Operations for the Nine Months Ended September 30, 2025 and September 30, 2024

During both the nine months ended September 30, 2025 and 2024, we focused on developing our currently owned brands into new markets and by product extensions. Our objective is to grow our two targeted verticals (Nutraceuticals and RTDs) to provide a balanced and synergistic portfolio that drives consumer demand via multiple channels. Our Nutraceuticals vertical consists of FOCUSfactor, including RTDs, and Flat Tummy consumables.

Revenue

For the nine months ended September 30, 2025, we had revenue of $21,415,642 from sales of our products and $2,900,000 from a license agreement, as compared to revenue of $24,563,039 for the nine months ended September 30, 2024. The revenue is comprised of the following categories:

	September 30, 2025	September 30, 2024
Nutraceuticals	$21,415,642	$24,563,039
License Revenue	2,900,000	-
	$24,315,642	$24,563,039

We had a decrease in Nutraceuticals revenue in the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 due to a new product sell-in to one customer in 2024 that did not repeat in 2025. We also had revenue from a license agreement to expand into selected foreign territories.

Cost of Revenue

For the nine months ended September 30, 2025, our cost of revenue was $6,232,201. Our cost of revenue for the nine months ended September 30, 2024, was $7,421,930. The decrease in cost of sales was primarily due to the decrease in product revenue.

Gross Profit

Gross profit was $18,083,441, or 74% of revenue, for the nine months ended September 30, 2025, as compared to gross profit of $17,141,106, or 70% of revenue, for the same period in 2024, an increase of $942,335, or 5%. The increase in gross profit is related to the license revenue.

Operating Expenses

Selling and Marketing Expenses

For the nine months ended September 30, 2025, our selling and marketing expenses were $8,668,249 as compared to $9,149,303 for the nine months ended September 30, 2024, which is primarily due to lower revenue and an improved management of promotions in 2025.

General and Administrative Expenses

For the nine months ended September 30, 2025, our general and administrative expenses were $4,463,745. For the nine months ended September 30, 2024, our general and administrative expenses were $3,449,007. The increase is primarily public market expenses.

Depreciation and Amortization Expenses

For the nine months ended September 30, 2025, our depreciation and amortization expenses were $100,000 as compared to $100,000 for the nine months ended September 30, 2024.

Other Income and Expenses

For the nine months ended September 30, 2025 and 2024 we had other income and expense items as follows:

	Nine months ended September 30, 2025	Nine months ended September 30, 2024

Interest expense	$4,367,487	$2,560,596
Interest income	(14,647)	(1,142)
Other income	-	(252,405)
Gain on settlement of loans	(2,154,522)	-
Remeasurement loss on translation of foreign subsidiary	10,762	2,166
Total other expense	$2,209,080	$2,309,215

For the nine months ended September 30, 2025, we had interest expense of $4,367,487 as compared to $2,560,596 for the nine months ended September 30, 2024. The increase is primarily due to an advance taken in 2025, shares issued related to the modification of notes payable and new May 2025 loan.

Net Income

For the nine months ended September 30, 2025, our net income was $2,474,827 as compared to a net income of $2,019,309 for the nine months ended September 30, 2024 due to a gain on loan settlements.

Liquidity and Capital Resources

Overview

As of September 30, 2025, we had $1,006,489 cash on hand and restricted cash of $100,000 which is held for credit card collateral.

Cash Flows from Operating Activities

For the nine months ended September 30, 2025, net cash used in operating activities was $3,209,149 compared to net cash used in operating activities of $1,377,479 for the nine months ended September 30, 2024. This increase in net cash used by operating activities for the nine months ended September 30, 2025 is detailed in the table below.

For the nine months ended September 30, 2025, net cash used in operating activities of $3,209,149 consisted of our net income of $2,474,827 adjusted by:

Amortization of debt discount and debt issuance cost	1,128,795
Depreciation and amortization	100,000
Stock based compensation	19,941
Stock issued for modification of notes payable	847,062
Stock issued for services	127,200
Foreign currency transaction gain	5,655
Remeasurement loss on translation of foreign subsidiary	10,763
Gain on settlement of debt	(2,154,522)
Accounts receivable	(1,491,612)
Other receivables	(183,118)
Loan receivable, related party	(32,390)
Inventory	(429,414)
Prepaid expenses	(1,255,502)
Prepaid expense, related party	(737,246)
Income taxes payable	11,786
Contract liabilities	(22,398)
Accounts payable and accrued liabilities	(2,009,905)
Accounts payable, shareholder	380,929

For the nine months ended September 30, 2024, net cash used in operating activities of $1,377,479 consisted of our net income of $2,019,309 adjusted by:

Amortization of debt discount and debt issuance cost	$47,519
Depreciation and amortization	100,000
Stock based compensation expense	9,224
Foreign currency transaction loss	23,777
Remeasurement gain on translation of foreign subsidiary	2,166
Non cash implied interest	4,799
Accounts receivable	(1,965,936)
Loan receivable, related party	21,269
Inventory	1,815,725
Prepaid expenses	(205,975)
Prepaid expense, related party	(396,683)
Income taxes payable	68,607
Contract liabilities	(12,102)
Accounts payable and accrued liabilities	(3,011,384)
Accounts payable, shareholder	102,206

Cash Flows from Investing Activities

For the nine months ended September 30, 2025 and 2024, we used net cash of $0 in investing activities.

Cash Flows from Financing Activities

For the nine months ended September 30, 2025, net cash provided by financing activities was $3,515,856 compared to net cash provided by financing activities of $895,972 for the nine months ended September 30, 2024. The increase was attributable to new loans.

Financing activities during the nine months ended September 30, 2025 and 2024:

	Nine months ended September 30, 2025	Nine months ended September 30, 2024
Proceeds from issuing common stock	$3,880,462	$-
Advances from related party	135,000	3,395,587
Repayment of notes payable, related party	(135,000)	(157,425)
Proceeds from notes payable	18,996,250	600,000
Payment of loan financing fees	(2,010,953)	-
Repayment of notes payable, shareholder	(10,000,000)	(84,500)
Repayment of notes payable	(7,349,903)	(2,857,690)

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

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2025, and during the year ended December 31, 2024, we had no off-balance sheet arrangements.

Inflation

The effect of inflation on our operating results was not significant in the nine months ended September 30, 2025 or 2024.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the quarter ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Issuance in Connection with Consulting Services Agreement

On April 9, 2025, the Company entered into a Consulting Services Agreement (the “Consulting Agreement”) with FMW Media Works, LLC (the “Consultant”). Pursuant to the terms of the Consulting Agreement, on July 7, 2025, the Company issued to the Consultant 60,000 shares of Company common stock in consideration for services provided. The Company relied upon the exemption from registration provided by Section 4(a)(2) of the Securities Act for transactions by an issuer not involving a public offering to issue the shares.

(b) None.

(c) None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) None.

(b) None.

(c) During the quarter ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit

3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1, filed by Synergy CHC Corp. with the SEC on September 16, 2024)
3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed by Synergy CHC Corp. with the SEC on June 18, 2025)
3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1, filed by Synergy CHC Corp. with the SEC on June 28, 2024)
4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed by Synergy CHC Corp. with the SEC on June 12, 2025)
4.2	Form of Representative Warrant, dated August 27, 2025 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed by Synergy CHC Corp. with the SEC on August 27, 2025)
10.1	Underwriting Agreement, dated August 25, 2025 by and between Synergy CHC Corp. and Bancroft Capital, LLC, as representative of the underwriters named therein (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K, filed by Synergy CHC Corp. with the SEC on August 27, 2025)
31.1*	Rule 13a-14(a) Certification by Principal Executive Officer
31.2*	Rule 13a-14(a) Certification by Principal Financial and Accounting Officer
32.1**	Section 1350 Certification of Principal Executive Officer
32.2**	Section 1350 Certification of Principal Financial and Accounting Officer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101)

*	Filed with this Report.
**	Furnished with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNERGY CHC CORP.

Date: November 13, 2025	By:	/s/ Jack Ross
	Name:	Jack Ross
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)