Form 10-K
period 2025-12-31
Synergy CHC Corp.
filed 2026-04-01
CIK 1562733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 001-42374

SYNERGY CHC CORP.

(Exact name of registrant as specified in its charter)

Nevada	99-0379440
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

770 Roosevelt Trail STE 8 #1016 N. Windham, Maine	04062
(Address of Principal Executive Offices)	(Zip Code)

(207) 321-2350

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.00001 per share	SNYR	The Nasdaq Stock Market LLC

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

As of June 30, 2025, the last business day of the registrant’s last completed second quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $13,010,344, based on the closing price per share of the registrant’s common stock on June 30, 2025, as reported by The Nasdaq Stock Market. For the purposes of this disclosure, shares of common stock held by each executive officer, director and affiliate based on public filings and other information known to the registrant have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 27, 2026, there were 11,483,926 shares of common stock, par value $0.00001 per share, of the registrant issued and 11,303,853 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement with respect to the registrant’s 2026 Annual Meeting of Stockholders (the “Proxy Statement”), which is to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, those described in the “Risk Factors” section of this Annual Report, which include, but are not limited to, risks related to the following:

●	our ability to compete in our industry, including against competitors that have significantly greater financial, technical and marketing resources than we do;

●	our ability to respond to customer preferences and successfully develop new and innovative products in a timely manner and effectively manage the introduction of new or enhanced products;

●	risks related to a loss of, or material cancellation, reduction, or delay in purchases by, one or more of our largest customers;

●	our outside suppliers and manufacturers failing to supply products in sufficient quantities and in a timely fashion;

●	our ability to execute our strategic initiatives (including acquisitions);

●	our ability to maintain the reputation of our brands;

●	the risks related to consumers’ perception of the safety and quality of our products as well as similar products distributed by other companies in our industry;

●	the risks related to third parties asserting intellectual property infringement claims against us;

●	the risks related to our planned expansion into additional international markets;

●	the risks related to adverse economic conditions;

●	the risks related to catastrophic events;

●	our ability to retain key personnel, manage our business effectively, and continue to grow;

●	the impact of numerous laws and regulations that apply to the manufacture, sale, and manufacturing of nutritional supplements, and compliance with these laws and regulations, as they currently exist or as modified in the future, on us and our suppliers;

●	the risks related to product recalls;

●	the risks related to product liability claims and litigation to prosecute such claims; and

●	the other factors described in the “Risk Factors” section of this Annual Report.

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

●	We operate in a highly competitive industry and our failure to compete effectively could materially and adversely affect our sales and growth prospects;

●	Our failure to appropriately respond to changing consumer preferences and demand for new products or product enhancements could significantly harm our relationship with customers and our product sales, as well as our financial condition, operating results and cash flows;

●	Our sales growth is dependent upon maintaining our relationships with a small number of existing large customers, and the loss of any one such customer could materially adversely affect our business and financial performance;

●	If our outside suppliers and manufacturers fail to supply products in sufficient quantities and in a timely fashion, our business could suffer;

●	Adverse or negative publicity could cause our business to suffer;

●	We continue to explore new strategic initiatives, but we may not be able to successfully execute on, or realize the expected benefits from, the implementation of our strategic initiatives, and our pursuit of new strategic initiatives may pose significant costs and risks;

●	The nutritional supplement industry increasingly relies on intellectual property rights and although we seek to ensure that we do not infringe the intellectual property rights of others, there can be no assurance that third parties will not assert intellectual property infringement claims against us;

●	We plan to expand into additional international markets, which will expose us to significant operational risks;

●	We may experience product recalls, withdrawals or seizures, which could materially and adversely affect our business, financial condition, results of operations and cash flows;

●	We and our suppliers are subject to numerous laws and regulations that apply to the manufacturing and sale of nutritional supplements, and compliance with these laws and regulations, as they currently exist or as modified in the future, may increase our costs, limit or eliminate our ability to sell certain products, subject us or our suppliers to the risk of enforcement action or litigation, or otherwise adversely affect our business, results of operations, financial condition and cash flows; and

●	The other factors described in the section entitled “Item 1A. Risk Factors” in this Annual Report.

iii

PART I

Item 1. Business

Unless the context otherwise requires, for purposes of this section, the terms “we,” “us,” “the Company” or “Synergy” refer to Synergy CHC Corp.

Our Company

We are a provider of consumer health care, beauty, and lifestyle products. Our current brand portfolio consists of two marquee brands, FOCUSfactor, a clinically-tested brain health supplement (this study was performed independently and is not related to any U.S. Food and Drug Administration (“FDA”) -approved investigational new drug (IND) application) that has been shown to improve memory, concentration and focus, and Flat Tummy, a lifestyle and wellness brand that provides a suite of nutritional products to help women achieve their nutrition and weight management goals. Collectively, these brands are referred to as nutraceuticals. Our products are sold through some of the nation’s leading club, mass drug, and other retailers such as Costco, Amazon.com, Walmart, Walgreens, BJ’s, and The Vitamin Shoppe. Additionally, we have expanded into Canada and Mexico.

We built our brand portfolio through strategic acquisitions. We acquired the FOCUSfactor brand in January 2015 for cash consideration of $6.0 million, including earnout. In November 2015, we acquired our second marquee brand, Flat Tummy, for AUD 10.0 million (approximately $7.0 million), using a mix of cash and stock. Our capital structure following the acquisitions of our key brands in 2015 has been highly levered, and our focus has been on paying our debt and, as a result, we do not have the resources to grow our business. We have grown our FOCUSfactor brand from 3 SKUs at acquisition to over 34 SKUs, and our Flat Tummy Brand from 1 SKU to 13 SKUs. We use the term SKU, or stock-keeping unit, to refer to a product with a unique UPC (Universal Product Code), which is the barcode used to identify products.

We intend to accelerate the growth of both our FOCUSfactor supplements and FOCUSfactor energy Ready To Drink (RTD) products. Our asset-light business model, in which we partner with third-party manufacturers to produce our brand offerings, allows us to scale quickly and profitably while satisfying growing demand.

Our Brands

Our flagship brand, FOCUSfactor, is a brain health nutritional supplement with over 25 years of history and a clinically-tested formula (this study was performed independently and is not related to any FDA-approved IND application) comprised of a proprietary blend of key brain supporting ingredients along with vitamins, minerals, and other nutrients. We believe FOCUSfactor is the only product in its category whose entire formula has been shown to support memory, concentration and focus. Our FOCUSfactor brand consists of over 34 SKUs and is sold primarily through leading retailers in the United States, including Costco, Amazon.com, Walmart, Walgreens, BJ’s, and The Vitamin Shoppe, in addition to selling direct to consumer through the FOCUSfactor website. Across three of our key partners, we have increased the number of SKUs sold through the retailer from the single SKU available at the beginning of our relationships in 2015 and 2016. In addition, we have increased our presence in retail locations for these key partners, resulting in a significant increase in points of distribution, defined as the number of SKUs multiplied by the number of retail locations for each retailer. We have also expanded the brand internationally into Canada (2020) and Mexico (2025).

FOCUSfactor has expanded into the beverage market with its focus plus energy RTD. According to Zion Research in January 2024, the global beverage market is large ($176 billion in 2022) and growing (projected 8.6% CAGR covering eight years from 2022 through 2030) with an expanding range of functional benefits such as energy, hydration, cognition/focus, weight loss, gut health and immunity. Examples such as Celsius and Beyond Raw offer dual-benefit products that deliver fat burning plus energy while C4 Smart Energy and FocusAid deliver focus plus energy. Additionally, consumers are looking for not only refreshing drinks but health perks such as zero sugar and low-calorie drinks. This consumer shift in preferences towards more functional benefits can be seen in the evolution of the energy RTD category where originally competitors like Red Bull and Monster delivered conventional energy, then the category offered more performance energy products with added vitamins and amino acids in products such as Reign and C4 Performance to products with more natural energy characteristics and then to the dual-benefit energy products that we see today.

FOCUSfactor is well-positioned to capitalize on the evolving energy RTD category (U.S. sales of $19.2 billion in 2023 and a CAGR of 6.3% from 2018 to 2023, according to Euromonitor in December 2023) with its new focus plus energy RTD. We believe this represents a major growth opportunity, with our dual-benefit RTD formula offering both focus and energy behind a 24+ year brand with strong heritage and awareness in the area of brain health. The FOCUSfactor brand name clearly communicates the differentiation benefit of adding focus to energy. The FOCUSfactor formula does not have to rely as heavily on caffeine as other brands such as Celsius, Bang, Reign and C4, as its formula is a balanced blend of vitamins, cognitive nutrients and caffeine all in a zero sugar, low calorie, great-tasting drink. The brand also delivers a significant value relative to many competitors. Additionally, FOCUSfactor has long-term relationships with large retailers where it has an established presence, which will assist in market penetration for its RTD products. FOCUSfactor is looking to attract both existing consumers of supplement products (typically customers over age 50) to RTDs as well as a younger demographic (aged 18-49).

FOCUSfactor has successfully demonstrated the ability to leverage its existing retailer relationships to expand its RTDs. From March 2023 through August 2023, FOCUSfactor conducted a five-month trial of its RTD products in 44 clubs of a warehouse club retailer throughout Texas with sales ranging from $550 per club per week to $2,382 per club per week. From April 2024 through July 2024, a second pilot was successfully completed at a major Canadian club retailer throughout Canada with results ranging from C$378 per club per week to C$2,206 per club per week.

Our second marquee brand, Flat Tummy, consists of a range of lifestyle and wellness products and accessories including tea, shakes, lollipops, supplements, apparel, and exercise accessories. We also provide a Flat Tummy mobile app, which, as of December 31, 2025, had approximately 2.0 million unique downloads and is intended as a tool to promote the Flat Tummy lifestyle centered around general wellness and health. Our Flat Tummy brand consists of 13 SKUs and is sold direct to consumer through the Flat Tummy website and application, as well as through Amazon.com, Target.com and iherb.com.

We also own six additional non-core brands. While we may elect to promote these brands and commercialize their products in the future, we have prioritized our key brands, FOCUSfactor and Flat Tummy, and management is focused on the growth of these core products.

Our Competitive Strengths

We believe that we have attributes that differentiate us from our competitors and provide us with significant competitive advantages. Our key competitive strengths include:

Well-Positioned in Growing Categories Driven by Favorable Consumer Trends

An increased focus on health, beauty and wellness by consumers has served as a tailwind for our brands. The nutritional supplement market has experienced significant growth across a range of areas including immune health, brain health, heart health, sleep/stress, and overall nutrition and wellness as a result of an aging population, increased obesity, pandemic concerns and a desire for more natural solutions and treatments over prescription medication. We believe that we are well positioned to benefit from these favorable trends. The brain health segment is slated to grow at 8% per year in the United States and 13% per year globally through 2030, according to Grand View Research. We believe our focus on lifestyle products has also benefited from the growth and prevalence of social media.

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

In this study, FOCUSfactor was tested on its entire 52-ingredient formulation rather than testing one or two ingredients within a formulation. FOCUSfactor was shown to provide a 44% increase in recall memory (an increase of 6.5 words compared to 4.5 words for the placebo group) after six weeks of use versus placebo. This differentiates FOCUSfactor from other brain-health supplements and is a prime reason why FOCUSfactor has been placed in premier retailers. This controlled study was conducted in healthy male and female subjects between the ages of 18 and 65 who were randomized in a control group and a placebo group. Subjects were compensated for their participation. See “ — FOCUSfactor Study” for additional information.

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

Premier Retail Partners

Our premier retail partners include Costco, Amazon.com, Walmart, Walgreens, BJ’s, and The Vitamin Shoppe and others. We sell products to these partners under their standard arrangements, which do not include a term or duration as sales under each vendor agreement are generally made on a purchase order basis. Our partners provide a platform to expand the breadth of our current offerings through product line extensions and new product innovation. We continue to introduce new SKUs to our current retail partners, such as the addition of FOCUSfactor RTDs and vision products to these retail partners and other channels. Additionally, the international footprint of certain of our various retail partners facilitates our geographic expansion plans.

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

Our Growth Strategy

We intend to drive growth and increased profitability in our business through these key elements of our strategy:

Broaden Media Advertising Strategy

We have experienced significant acceleration in sales growth for the FOCUSfactor brand as a result of our television advertising in prior years. We launched a national advertising campaign in August 2020, which aired on major news and entertainment networks such as Fox News, CNN, MSNBC, TLC, and TNT, targeting adults 45 years of age and older. We anticipate a coordinated expansion of our advertising strategy during 2026, as we focus on pushing additional SKUs within our retail sales partner network to continue to build brand awareness and increase reach for FOCUSfactor. We also plan to continue to invest in online marketing to promote all of our brands, including social media and influencer driven marketing. We have also experienced significant growth through our increased distribution, which we continue to drive forward.

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

Partner with Additional Leading Retailers to Expand the Reach of Our Products

Based on the success of our products with our established leading retail partners, we believe that we are well positioned to add new retailers that will enhance our distribution footprint. We believe we have expansion opportunities with food retailers, including those focused on health foods.

Diversify Our Geographic Presence through Entry into New Markets

We seek to accelerate our sales growth by expanding and further diversifying our geographic footprint. For the year ended December 31, 2025, substantially all of our revenue was generated within North America. Our goal is to increase our revenues generated from new markets. As we target new international markets, our strategy is to develop highly competitive and differentiated products that are produced in-country for ease of entry, with support from our regulatory group and an in-country regulatory consultant to help expedite the approval process. We entered the Mexico market in the fourth quarter of 2025 and plan to enter Taiwan and Asia in 2026, initially with FOCUSfactor, followed by Flat Tummy. We then plan to expand our brands into Australia (where we have Therapeutic Goods Administration (“TGA”) approval for our FOCUSfactor products). In addition, we are developing our marketing plans in compliance with applicable law and are initiating retailer meetings as we seek to gain distribution across these new retail markets.

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

This is evidenced by our expanded FOCUSfactor product line, including focus and energy RTD and liquid shots that are marketed to a younger adult audience. In 2023, we successfully launched an RTD pilot program in the United States through a major retailer. Additionally, in the second quarter of 2024, we launched three core FOCUSfactor focus and energy RTD products in Canada. In the first quarter of 2025, we introduced new complementary products to the Flat Tummy line-up, including new protein shakes, GLP-1 support products and pre-workout powders. In the fourth quarter of 2025, we introduced FOCUSfactor to Mexico.

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

We also utilize in-store promotions along with online and social media advertising to promote our FOCUSfactor brand. We leverage the following online and social media assets as part of our marketing strategy:

●	Website: Our FOCUSfactor website helps to educate and inform consumers on our line of products. The website also serves as a direct-to-consumer sales channel for most FOCUSfactor products.

●	Instagram: Our main social media platform is Instagram. As of December 31, 2025, we had approximately 332,000 followers.

●	FOCUSfactor — Brain Hub App: Early in 2021 we launched our Brain Hub app on the Android and Apple iOS platforms to provide an additional point of engagement with customers. The app contains a library of brain games and guided meditation sessions on topics related to mindfulness and brain health in order to keep consumers engaged. As of December 31, 2025, we have approximately 17,000 app downloads.

Flat Tummy. We employ a primarily online and social media driven strategy for our Flat Tummy brand. The brand is focused primarily on women. We employ campaigns to reach our core target segments through a mix of traditional online advertising as well as influencer-based marketing.

●	Website: Our Flat Tummy website acts as a platform for engagement with our customers. In addition to offering a direct-to-consumer sales channel for our products, we also host a lifestyle blog on our website with a focus on health and fitness.

●	Instagram: Our primary social media platform is Instagram. As of December 31, 2025, we had approximately 1.7 million followers. Our marketing strategy for Flat Tummy seeks to leverage our large online following to promote products from across the Flat Tummy brand. More recently we have engaged with social media influencers as a new strategy to promote our products.

●	Facebook: As of December 31, 2025, we had approximately 524,000 followers. We mainly use the platform to share promotions and to relay content and advertisements.

●	Flat Tummy App: Our Flat Tummy app had approximately 1.9 million unique downloads as of December 31, 2025, across both the Apple and Android platforms. The app provides customized workouts, nutrition information, and diet plans. The app is currently free to customers; however, we are exploring different strategies to monetize our large user base.

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

We were a public reporting company until July 17, 2020, the date on which we filed a Form 15 to voluntarily suspend our duty to file reports under Sections 13 and 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”). As a result of our public offering in October 2024, we became subject again to the information and reporting requirements of the Exchange Act and we file periodic reports, proxy statements and other information with the SEC.

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

Manufacturing and Related Operations

Our company collaborates with external manufacturers, known for their reliability, to produce our diverse range of products. We carefully select partners based on their expertise and manufacturing capabilities, ensuring our products are of the highest quality. The FOCUSfactor line is produced by several respected manufacturers, including Nutrition Formulators Inc., Vit-Best Nutrition, Multi-Pak Packaging, ProTab Laboratories and Tailored Bottling Solutions to ensure supply continuity and support brand growth. For the Flat Tummy line, we work closely with manufacturers, including Caraway Tea Company, Nutrition Formulators Inc., and Clever Foods.

Distribution

Most of our revenues are generated through the retail channels, primarily due to our FOCUSfactor brand which is sold mainly through leading retailers. These retailers include club, mass, drug and other retailers such as Costco, Amazon.com, Walmart, Walgreens, BJ’s, and The Vitamin Shoppe. All of our brands are also sold directly to consumers through their respective brand websites.

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

Government Regulation

Domestic (United States) Overview

The processing, formulation, safety, manufacturing, packaging, labeling, advertising and distribution of our products in the United States are subject to regulation by several agencies, including the FDA, the Federal Trade Commission (the “FTC”), the Consumer Product Safety Commission, and by various agencies and programs of the states and localities in which our products are sold. The FDA, which exercises regulatory authority over foods, dietary supplements (a subset of the foods category), and cosmetics, is the primary U.S. regulatory body for the product categories in which we participate within the U.S. market. While the FDA doesn’t mandate pre-approval or registration for dietary supplements or food products, it does stipulate that these items must adhere to current good manufacturing practices (“cGMPs”) and be produced in FDA-registered and audited facilities. Additionally, the FDA exercises regulatory oversight of ingredients and labeling of these products.

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

In foreign markets, our regulatory department works with an in-country regulatory consultant group to guide us through the regulatory process needed to launch our product in a particular country such as Canada, the United Kingdom and Australia. For example, Canada and Australia require a product submission packet and approval from Health Canada (“HC”) and the TGA, respectively, for products that would be considered “Natural Health Products” (in Canada) or “Listed Medicines” (in Australia). In the United Kingdom, on the other hand, no formal regulatory submission or pre-approval is needed for products within the food supplement category. Launch timing varies by country. In the United States and United Kingdom, once a formula is established and labeling has been approved by our regulatory and legal advisors, the product can be launched upon production. The Australian approval process generally takes four to eight weeks from the time the packet is submitted, while in Canada the approval process can take from six to twelve months from submission.

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

In Australia, FOCUSfactor products are “Listed Medicines” that are regulated by the TGA and require an AUST L (Australia Listed Medicine) number. Listed Medicines are regulated by the TGA, and the advertising of these products is also regulated by the TGA under the Therapeutic Goods Advertising Code (“TGAC”). Flat Tummy products are not currently sold in Australia.

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

Fragmented state-level regulations develop in the United States from time-to-time. One such bill, the New York Weight Loss Products Bill, effective as of April 22, 2024, imposes stricter regulations on weight loss and athletic performance products. Among its provisions, it requires manufacturers to implement age verification measures for the sale of consumers in the state of New York. Despite its passage, opposition from industry trade groups persists, citing concerns over its impact on the dietary supplement industry. Another noteworthy and continuously-evolving state-level regulation is Proposition 65, which is a California initiative that governs the presence of some chemicals and associated warnings and is managed by the California Office of Environmental Health Hazard Assessment (OEHHA).

On a federal level in the United States, repeated legislative attempts have been made within the last several years to introduce a mandatory product listing (MPL) for the dietary supplement industry through the FDA, which would require notification to the FDA before bringing a product to the market and for label information to be submitted to and maintained in a central database. While the most recent MPL attempt failed in 2022, the FDA’s outlined budget and legislative proposals for 2026 continue to include the modernization of DSHEA regulations and the introduction of an MPL. Several trade association groups within the dietary supplement industry continue to express opposition to the current proposal, citing a clear lack of scope and definition of what it ultimately may require.

In Canada, Health Canada is in the process of reviewing and updating the database of ingredient and product monographs. While this effort is considerably focused on the clarification and harmonization of existing monographs and resources, the changing of certain ingredient monographs may have the potential to impact formulation or labeling, if any such ingredient is included in one of our licensed products. If this does occur, Health Canada is expected to provide phase-in and guidance for any such changes. Health Canada has also provided updated labeling formatting for NHPs, with a compliance date for existing products of 2028. Concurrently, Health Canada is in the consultation period for an updated fee schedule for Health Canada-related activities, such as the review of product submission packets, site licensing, and other activities relevant to maintaining operations and regulatory compliance in Canada. These discussions are still ongoing, but present potential additional future expenses to companies with natural health product registrations in the Canadian regions, as well as manufacturers or importers of such products. The benefit of this proposed pay scheme is that it may significantly reduce the number of product submissions from other companies in the Canadian market, which may reduce competition in the Canadian market and perhaps reduce review timelines by Health Canada for new product registrations and other such activities, therefore decreasing the time barrier to entry.

Intellectual Property

We own 27 trademarks that have been registered with the United States Patent and Trademark Office and have filed applications to register additional trademarks. In addition, we claim domestic trademark and service mark rights in numerous additional marks that we use. We own a number of trademark registrations in countries outside the United States. Federally registered trademarks in the United States have a perpetual life, as long as they are maintained and renewed on a timely basis and used properly as trademarks, subject to the rights of third parties to seek cancellation of the trademarks if they claim priority or confusion of usage. Most foreign trademark offices use similar trademark renewal processes. We regard our trademarks and other proprietary rights as valuable assets and believe they make a significant positive contribution to the marketing of our products.

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

We owned U.S. Patent 8,329,227 covering FOCUSfactor’s proprietary formulation “for enhanced mental function.” This patent was issued by the United States Patent and Trademark Office in December 2012 and expired in April 2025.

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

As of December 31, 2025, we had 28 full-time employees. We believe that the employer-employee relationships in our Company are positive. We have no labor union contracts.

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the following risks and all of the other information contained in this Annual Report before deciding whether to invest in our common stock. If any of the following risks are realized, our business, financial condition, results of operations and cash flows could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose all or part of your investment in our common stock. Additional risks of which we are not presently aware or that we currently believe are immaterial may also harm our business, results of operations and cash flows. Some statements in this Annual Report, including such statements in the following risk factors, constitute forward-looking statements. See the section entitled “Cautionary Note Regarding Forward-Looking Statements.”

Risks Related to Our Business, Strategy and Industry

We operate in a highly competitive industry and our failure to compete effectively could materially and adversely affect our sales and growth prospects.

The U.S. nutritional supplements retail industry is a large and highly fragmented industry with few barriers to entry. We compete against other domestic and international manufacturers, specialty retailers, mass merchants, multi-level marketing organizations, mail-order and direct-to-consumer companies, and e-commerce companies. This market is highly sensitive to the introduction of new products, which may rapidly capture a significant share of the market. As certain products become more mainstream, with broader distribution, we may experience increased competition for those products. Increased competition from companies that distribute through retail, e-commerce or wholesale channels could have a material adverse effect on our financial condition, results of operations and cash flows. Certain of our competitors may have significantly greater financial, technical and marketing resources than we do, and may be able to adapt to changes in consumer preferences more quickly, devote greater resources to the marketing and sale of their products, or generate greater brand recognition. In addition, our competitors may be more effective and efficient in introducing new products. Furthermore, if we fail to maximize the efficiency of our ship direct to customers strategies, or fail to provide our customers with an attractive omni-channel experience, our business, results of operations and cash flows could be materially and adversely affected. We may not be able to compete effectively, and any of the factors listed above may cause price reductions, reduced margins and losses of our market share.

Our failure to appropriately respond to changing consumer preferences and demand for new products or product enhancements could significantly harm our relationship with customers and our product sales, as well as our financial condition, operating results and cash flows.

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

If we do not introduce new products or make enhancements to meet the changing needs of our customers in a timely manner, some of our products could be rendered obsolete, which could negatively impact our revenues, financial condition, operating results and cash flows.

We depend on a small number of large retailers for a significant portion of our sales. Our sales growth is dependent upon maintaining our relationships with existing customers, and the loss of any one such customer could materially adversely affect our business and financial performance.

Certain retailers make up a significant percentage of our products’ retail volume. For the year ended December 31, 2025, our top two customers accounted for 79% of our revenue. For the year ended December 31, 2024, our top two customers accounted for 73% of our revenue. We sell products to our customers under their standard vendor agreements. These vendor agreements do not include a term or duration as sales under each vendor agreement are generally made on a purchase order basis, and do not include any termination provisions. The loss of sales of any of our products in a major retailer, or the reduction of purchasing levels or the cancellation of any business from a major retailer, could have a material adverse effect on our business and financial performance. In addition, if we were to lose one or more of these retailers as a distribution channel for our products, we can make no assurances that we will be able to find a comparable retailer to replace such relationship or that we will be able to find a replacement at all, which could negatively impact our revenues, financial condition, and operating results.

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

While our exposure to international markets and foreign sourcing is limited, we may still be indirectly affected by global trade developments.

We primarily operate within the United States, and in 2025 and 2024, international sales accounted for 10.1% and 11.5%, respectively, of our total revenue. We purchase only finished goods from third-party manufacturers and do not engage in the direct sourcing of raw materials. This structure limits our direct exposure to international markets, tariffs, and global supply chain disruptions.

However, because our manufacturers may source raw materials from abroad, changes in international trade policies, tariffs, or geopolitical tensions could still affect our supply chain and cost of goods. Any disruptions or cost increases experienced by our manufacturers may impact the availability or pricing of the products we purchase. While our current structure mitigates many of the risks associated with global sourcing, we cannot eliminate the possibility that future global events or trade policies may have an adverse effect on our business, financial condition, results of operations or cash flows.

A downturn in the economy could affect consumer purchases of discretionary items such as the health and wellness products that we offer, which could have an adverse effect on our business, financial condition, profitability, and cash flows.

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

As part of our growth strategy, we have a history of pursuing acquisitions of companies with products that are similar or complementary to those that we provide in our businesses to better leverage our existing, scalable infrastructure, and may continue to pursue this strategy in the future. These acquisitions may involve significant cash expenditures, debt incurrence, additional operating losses and expenses, and compliance risks that could have a material adverse effect on our financial condition, results of operations and cash flows.

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

In addition, these acquisitions involve risks that the acquired businesses will not perform in accordance with expectations, that we may become liable for unforeseen financial or business liabilities of the acquired businesses, including liabilities for failure to comply with healthcare regulations, that the expected synergies associated with acquisitions will not be achieved, and that business judgments concerning the value, strengths, and weaknesses of businesses acquired will prove incorrect, which could have a material adverse effect on our financial condition, results of operations and cash flows.

The nutritional supplement industry increasingly relies on intellectual property rights and although we seek to ensure that we do not infringe the intellectual property rights of others, there can be no assurance that third parties will not assert intellectual property infringement claims against us, which claims may result in substantial costs and diversion of management and other resources and could have a material adverse effect on our business, financial condition, operating results and cash flows. Our inability to acquire, protect or maintain our intellectual property could harm our ability to compete or grow.

Recently it has become more and more common for suppliers and competitors to apply for patents or develop proprietary technologies and processes. We seek to ensure that we do not infringe the intellectual property rights of others, but there can be no assurance that third parties will not assert intellectual property infringement claims against us. These developments could prevent us from offering or supplying competitive products or ingredients in the marketplace. They could also result in litigation or threatened litigation against us related to alleged or actual infringement of third-party rights. If an infringement claim is asserted or litigation is pursued, we may be required to obtain a license of rights, pay royalties on a retrospective or prospective basis or terminate our manufacturing and marketing of our products that are alleged to have infringed. Litigation with respect to such matters could result in substantial costs and diversion of management and other resources and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We have numerous U.S. and foreign trademarks and service marks. There can be no assurance that the protection afforded by these trademarks and service marks will provide us with a competitive advantage or that we will be able to assert our intellectual property rights in infringement actions. We may be required to defend our intellectual property against such infringement, which could result in substantial costs and diversion of management and other resources. In addition, results of such litigation are difficult to predict and if we are not successful in defending our intellectual property rights, this could have a material adverse effect on our business, financial condition, results of operations and cash flows.

If we are not able to adequately prevent disclosure of proprietary knowledge, the value of our products could be materially diminished.

Trade secrets are difficult to protect. We rely on trade secrets to protect our proprietary knowledge, especially where we do not believe patent protection is appropriate or obtainable, or where such patents would be difficult to enforce. We rely in part on confidentiality agreements to protect our trade secrets and other proprietary knowledge. We cannot guarantee that we have entered into such agreements with each party that may have had access to our proprietary knowledge, or that such agreements, even if in place, will not be circumvented. These agreements may not effectively prevent disclosure of proprietary knowledge and may not provide an adequate remedy in the event of unauthorized disclosure of such information. In addition, others may independently discover our trade secrets and proprietary knowledge, in which case we may have no right to prevent them from using such trade secrets or proprietary knowledge to compete with us. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could materially adversely affect our business, financial condition, results of operations and cash flows.

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

We may experience product recalls, withdrawals or seizures, which could materially and adversely affect our business, financial condition, results of operations and cash flows.

We may be subject to product recalls, withdrawals or seizures if any of the products we sell are believed to cause injury or illness or if we are alleged to have violated governmental regulations in the manufacturing, labeling, promotion, sale or distribution of those products. A significant recall, withdrawal or seizure of any of the products we manufacture or sell may require significant management attention, would likely result in substantial and unexpected costs and may materially and adversely affect our business, financial condition or results of operations. Furthermore, a recall, withdrawal or seizure of any of our products may adversely affect consumer confidence in our brands and thus decrease consumer demand for our products. As is common in the nutritional supplements industry, we rely on our contract manufacturers and suppliers to ensure that the products they manufacture and sell to us comply with all applicable regulatory and legislative requirements. In general, we seek representations and warranties, indemnification and/or insurance from our contract manufacturers and suppliers. However, even with adequate insurance and indemnification, any claims of non-compliance could significantly damage our reputation and consumer confidence in our products. In addition, the failure of those products to comply with applicable regulatory and legislative requirements could prevent us from marketing the products or require us to recall or remove such products from the market, which in certain cases could materially and adversely affect our business, financial condition, results of operations and cash flows.

Increases in the price or shortages of supply of key raw materials could materially and adversely affect our business, financial condition, results of operations and cash flows.

Our products are composed of certain key raw materials. If the prices of these raw materials were to increase significantly, it could result in a significant increase to us in the prices charged to us. Raw material prices may increase in the future, and we may not be able to pass on those increases to customers who purchase our products. A significant increase in the price of raw materials that cannot be passed on to customers could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are subject to credit risk.

We are exposed to credit risk primarily on our accounts receivable. We provide credit to our customers in the ordinary course of our business and perform ongoing credit evaluations. While we believe that our exposure to concentrations of credit risk with respect to accounts receivable is mitigated by our large retail partner base, and we make allowances for doubtful accounts, we nevertheless run the risk of our customers not being able to meet their payment obligations, particularly in a future economic downturn. If a material number of our customers were not able to meet their payment obligations, our results of operations and cash flows could be harmed.

Natural disasters and unusually adverse weather conditions could cause permanent or temporary damage to our distribution centers, impair our ability to purchase, receive or replenish inventory or cause customer traffic to decline, all of which could result in lost sales and otherwise materially and adversely affect our results of operations and cash flows.

The occurrence of one or more natural disasters, such as hurricanes, fires, floods, earthquakes, tornadoes, high winds and other severe weather, could materially and adversely affect our operations, results of operations and cash flows. To the extent these events result in the suspension of shipping by our distributors, closure of our corporate headquarters, or a significant number of the stores in which our products are sold, or to the extent they adversely affect one or more of our key suppliers, our operations and results of operations could be materially and adversely affected through an inability to make deliveries to stores and through lost sales. In addition, these events could result in increases in fuel (or other energy) prices or a fuel shortage, the temporary lack of an adequate work force in a market, the temporary or long-term disruption in the supply of products from suppliers, delay in the delivery of goods to our distribution centers or stores, the temporary reduction in the availability of products in our stores and disruption to our information systems, as noted above. These events also could have indirect consequences, such as increases in the cost of insurance, if they were to result in significant loss of property or other insurable damage.

Loss of key vendor relationships or failure of a vendor to protect our data or confidential and proprietary information could affect our operations.

We rely on services and products provided by many vendors in the United States and abroad. These include, for example, outsourcing of manufacturing services. In the event that any vendor suffers a bankruptcy or otherwise becomes unable to continue to provide products or services, or fails to protect our confidential, proprietary, or other information, we may suffer operational impairments and financial losses. In addition, while we generally monitor vendor risk, including the security and stability of our critical vendors, we may fail to properly assess and understand the risks and costs involved in the third-party relationships, and our financial condition, results of operations and cash flows could be materially and adversely affected.

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

Omni-channel retailing is rapidly evolving, and we must keep pace with changing customer expectations and new developments by our competitors. Our customers are increasingly using computers, tablets, mobile phones, and other devices to shop online. As part of our omni-channel strategy, we have made and will continue to make technology investments to expand our online distribution. If we are unable to make, improve, or develop relevant customer-facing technology in a timely manner, our ability to compete and our business and results of operations could be materially and adversely affected. In addition, if our e-commerce businesses or our other customer-facing technology systems do not function as designed, we may experience a loss of customer confidence, lost sales, or data security breaches, any of which could materially and adversely affect our business, results of operations and cash flows.

Our officers and directors have the ability to significantly influence or control matters requiring a stockholder vote, and other stockholders may not have the ability to influence corporate transactions.

Currently, our officers and directors beneficially own approximately 43% of our outstanding common stock. As a result, they have the ability to determine the outcome on all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions.

We are highly dependent on our management team, and the loss of our senior executive officers or other key employees could harm our ability to implement our strategies, impair our relationships with customers and adversely affect our business, results of operations and growth prospects.

Our success depends, in a large degree, on the skills of our management team and our ability to retain, recruit and motivate key officers and employees. Our active senior executive leadership team, including Jack Ross and Jaime Fickett, have significant experience, and their knowledge and relationships would be difficult to replace. Leadership changes will occur from time to time, and we cannot predict whether significant resignations will occur or whether we will be able to recruit additional qualified personnel. Competition for senior executives and skilled personnel in our industry is intense, which means the cost of hiring, paying incentives and retaining skilled personnel may continue to increase.

We need to continue to attract and retain key personnel and to recruit qualified individuals to succeed existing key personnel to ensure the continued growth and successful operation of our business. In addition, we must attract and retain qualified personnel to continue to grow our business, and competition for such personnel can be intense. Our ability to effectively compete for senior executives and other qualified personnel by offering competitive compensation and benefit arrangements may be restricted by cash flow and other operational restraints. The loss of the services of any senior executive or other key personnel, or the inability to recruit and retain qualified personnel in the future, could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, to attract and retain personnel with appropriate skills and knowledge to support our business, we may offer a variety of benefits, which could reduce our earnings or have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

We are subject to a number of risks associated with our indebtedness, including: (1) we must dedicate a portion of our cash flows from operations to pay debt service costs, and therefore we have less funds available for operations and other purposes; (2) it may be more difficult and expensive to obtain additional funds through financings, if available at all; (3) we are more vulnerable to economic downturns and fluctuations in interest rates, less able to withstand competitive pressures and less flexible in reacting to changes in our industry and general economic conditions; and (4) if we default under any of our existing loans or if our creditors demand payment of a portion or all of our indebtedness, we may not have sufficient funds to make such payments. As of December 31, 2025 and December 31, 2024, our outstanding current liabilities were approximately $8.3 million and $17.2 million, respectively.

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

In connection with the preparation of our consolidated financial statements as of and for the year ended December 31, 2025, management identified material weaknesses in our internal control over financial reporting, and we may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls over financial reporting, which may cause us to fail to meet our reporting obligations, result in material misstatements of our consolidated financial statements and could have a material adverse effect on our business and the market price of our common stock.

As a public company, we are required to maintain internal control over financial reporting, to report any material weaknesses in such internal control, and provide management’s attestation on internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of an entity’s financial statements will not be prevented or detected on a timely basis. If we are unable to establish or maintain appropriate internal control over financial reporting or implement these requirements in a timely manner or with adequate compliance, it could result in material misstatements in our consolidated financial statements, failure to meet our reporting obligations on a timely basis, increases in compliance costs, and subject us to adverse regulatory consequences, all of which may adversely affect investor confidence and the value of our common stock.

As discussed below in Part II, Item 9A, “Controls and Procedures,” our management identified material weaknesses in implementation of segregation of duties and establishment of clearly defined roles within our finance and accounting functions. Moreover, management concluded that its internal control over financial reporting was not effective as of December 31, 2025, due to the material weaknesses. The material weaknesses did not result in any material misstatements to our consolidated financial statements or any changes to previously filed financial statements, and management has concluded that our financial statements and other financial information included in this Annual Report, and other periodic filings, fairly present our financial condition, results of operations, and cash flows for the periods in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

We are committed to remediating the material weaknesses described above and continuing remediation efforts during 2026. We intend to initiate and implement several remediation measures including, but not limited to clearly define roles and responsibilities. As part of its remediation measures, to date, we have investigated additional procedures we can implement for segregation. While our efforts are ongoing, we plan to continue to take additional steps to remediate the material weaknesses, improve our financial reporting systems, and implement new policies, procedures, and controls; however, we cannot guarantee those measures will prevent or detect material weaknesses in the future. If we fail to remediate the material weaknesses or any future deficiencies, or fail to otherwise maintain the adequacy of our internal controls, that could result in a restatement of our financial statements for prior periods, a decline in the market price of our common stock, one or more investigations or enforcement actions by state or federal regulatory agencies, stockholder lawsuits, or other adverse actions requiring us to incur defense costs or pay fines, settlements, or judgments.

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

Congress and/or regulatory agencies may impose additional laws or regulations or change current laws or regulations, and state attorneys general may increase enforcement of existing or new laws, and compliance with new or changed governmental regulations, or any state attorney proceeding, could increase our costs significantly and materially and adversely affect our business, financial condition, results of operations and cash flows.

From time to time, Congress, the FDA, the FTC, or other federal, state, local or foreign legislative and regulatory authorities may impose additional laws or regulations that apply to us, repeal laws or regulations that we consider favorable to us or impose more stringent interpretations of current laws or regulations. We are not able to predict the nature of such future laws, regulations, repeals or interpretations or to predict the effect that additional governmental regulation, when and if it occurs, would have on our business in the future. Those developments could require reformulation of certain products to meet new standards, recalls or discontinuance of certain products (including products that we sell) not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of certain products, additional or different labeling, additional scientific substantiation, adverse event reporting or other new requirements. For example, in recent years, the FDA has issued warning letters to several cosmetic companies alleging improper claims regarding their cosmetic products. If the FDA determines that we have disseminated inappropriate drug claims for our products intended to be sold as cosmetics, we could receive a warning or untitled letter, be required to modify our product claims or take other actions to satisfy the FDA. Any developments of this nature could increase our costs significantly and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

The FTC has instituted numerous enforcement actions against dietary supplement companies for failure to have adequate substantiation for claims made in advertising or for the use of false or misleading advertising claims. Failure by us to comply with applicable regulations could result in substantial monetary penalties, which could have a material adverse effect on our financial condition, results of operations or cash flows.

Even when unmerited, class claims, action by the FTC or state attorneys general enforcement actions can be expensive to defend and adversely affect our reputation with existing and potential customers and consumers and our corporate and brand image, which could have a material and adverse effect on our business, financial condition, results of operations or cash flows. The number of private consumer class actions relating to false or deceptive advertising against nutritional supplement companies has increased in recent years. In addition, the FDA has aggressively enforced its regulations with respect to different types of product claims that may or may not be made for food products. These events could interrupt the marketing and sales of our products, severely damage our brand reputation and public image, increase our legal expenses, result in product recalls or litigation, and impede our ability to deliver our products in sufficient quantities or quality, which could result in a material adverse effect on our business, financial condition, results of operations and cash flows.

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

If we fail to protect the integrity and security of customer-related and other confidential information, we could be exposed to litigation, increased costs and reputational damage, and our business, results of operations, cash flows and financial condition could be materially and adversely affected.

The use of individually identifiable data by us, our customers, and others is regulated at the state, federal and international levels. Privacy and information security laws and regulations change from time to time, and there may not always be clear guidance from the respective governments and regulators regarding the interpretation of these laws and regulations, which may create the risk of an inadvertent violation. In addition, the increasing costs of compliance with those laws and regulations and related technology investments could materially and adversely affect our business, results of operations and cash flows. Additionally, the success of our e-commerce operations depends upon the secure transmission of confidential information over public networks, including the use of cashless payments, and we use computers in substantially all other aspects of our business operations. Such uses give rise to cybersecurity risks, including security breach, espionage, system disruption, theft and inadvertent release of information. While we have taken significant steps to protect customers’ personal information, consumer preferences and credit card information, and other confidential information, including our employees’ private information and financial and strategic data about the Company and our business partners, our suppliers or others may undermine our security measures. As a result, unauthorized parties may obtain access to our data systems and misappropriate confidential data. Furthermore, because the methods used to obtain unauthorized access change frequently and may not be immediately detected, we may be unable to anticipate these methods or implement preventative measures, and our incident response efforts may not be entirely effective. Any preventative measures we implement may have the potential to negatively affect our relations with our customers or decrease activity on our websites or apps by making them less user-friendly. If our data security is compromised, it could have a material adverse effect on our reputation, results of operations, cash flows and financial condition, materially increase the costs we incur to protect against those events in the future and subject us to additional legal risk and a competitive disadvantage and damage to our brand reputation. In addition, our customers could lose confidence in our ability to protect their personal information, which could cause them to stop using our websites or apps. We are reliant on third-party electronic payment systems and platforms, such as PayPal, Stripe, Amazon Pay, Afterpay, Tik-Tok and Shopify Payments, not only to protect the security of the information stored, but also to appropriately track and record data. Any failures or inadequacies in these third-party systems, even if unrelated to our business, could result in significant liability, could materially and adversely affect our reputation and business and could cause government agencies to enact additional regulatory requirements or to modify their enforcement or investigation activities.

Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial results.

U.S. GAAP and related pronouncements, implementation guidelines and interpretations with regard to a wide variety of matters that are relevant to our business, such as, but not limited to, revenue recognition, stock-based compensation, trade promotions, and income taxes are highly complex and involve many subjective assumptions, estimates and judgments by our management. Changes to these rules or their interpretation or changes in underlying assumptions, estimates or judgments by our management could significantly change our reported results.

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

The trading price of our common stock may fluctuate substantially. The market price of our common stock may fluctuate higher or lower, depending on many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include the following:

●	actual or anticipated fluctuations in our financial condition and operating results;

●	actual or anticipated changes in our growth rate relative to our competitors;

●	commercial success and market acceptance of our products;

●	success of our competitors in developing or commercializing products;

●	ability to commercialize or obtain regulatory approvals for our product, or delays in commercializing or obtaining regulatory approvals;

●	strategic transactions undertaken by us;

●	additions or departures of key personnel;

●	product liability claims;

●	prevailing economic conditions;

●	disputes concerning our intellectual property or other proprietary rights;

●	FDA or other U.S. or foreign regulatory actions affecting us or our industry;

●	sales of our common stock by our officers, directors or significant stockholders;

●	future sales or issuances of equity or debt securities by us;

●	business disruptions caused by earthquakes, fires or other natural disasters;

●	issuance of new or changed securities analysts’ reports or recommendations regarding us;

●	changes in our capital structure, such as future issuances of debt or equity securities;

●	short sales, hedging and other derivative transactions involving our capital stock; and

●	general economic and geopolitical conditions.

In addition, if the market for stocks in our industry or the stock market, in general, experience a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, results of operations, or financial condition. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. If our stock price is volatile, we may become the target of securities litigation. Securities litigation could result in substantial costs and divert our management’s attention and resources from our business. This could have a material adverse effect on our business, results of operations, cash flows and financial condition.

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

We currently intend to retain our future earnings, if any, for the foreseeable future, to repay indebtedness and to fund the development and growth of our business. We do not intend to pay any dividends to holders of our common stock in the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our Board considering various factors, including our business, operating results and financial condition, current and anticipated cash needs, plans for expansion, any legal or contractual limitations on our ability to pay dividends under our loan agreements or otherwise. As a result, if our Board does not declare and pay dividends, the capital appreciation in the price of our common stock, if any, will be your only source of gain on an investment in our common stock, and you may have to sell some or all of your common stock to generate cash flow from your investment.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We depend on software applications, information technology systems, computing infrastructure and cloud service providers to operate our business. Certain of these systems are managed, hosted, provided or used by third parties, to assist in conducting our business and which have their own cybersecurity measures in place. We implement generally applicable industry standards and best practices processes for the assessment, identification, and management of material risks from cybersecurity threats to our information technology systems.

We have an Information Technology “IT” professional who oversees our information security policies and procedures. Our IT department maintains a cyber incident reporting and response process and provides management notifications based on the seriousness of any incident. Our information security policies and procedures are required to be reviewed on a regular basis.

We have not experienced a cybersecurity incident that resulted in a material adverse impact to our business or operations; however, there can be no guarantee that we will not experience such an incident in the future. For a description of the risks from cybersecurity threats that may materially affect our Company and how they may do so, please see “Risk Factors” included in Part I, Item 1A of this Annual Report.

Cybersecurity Governance. Our Audit Committee has primary responsibility for overseeing our risk-management program relating to cybersecurity, although our Board participates in periodic reviews and discussion dedicated to cyber risks, threats, and protections.

Item 2. Properties

The following table describes our principal properties leased as of the date of this Annual Report.

Purpose	Location	Square Footage
Office(1)	Halifax, NS	8,500

(1)	Monthly rental payments are $19,608 Canadian Dollars per month on a month-to-month basis.

Item 3. Legal Proceedings

From time to time, we are involved in various litigation matters arising in the ordinary course of our business. We do not believe that any of these matters, individually or in the aggregate, are currently material to us. See the sections titled Business – Legal Proceedings and Note 13 – Commitments and Contingencies – Litigation of the Notes to the Consolidated Financial Statements contained in this Annual Report for information about certain legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the Nasdaq Capital Market under the symbol “SNYR.”

Holders

As of March 27, 2026, there were 69 holders of record of our common stock. A substantially greater number of holders are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.

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

Unregistered Sales of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

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

Our management’s discussion and analysis of our financial condition and results of operations are based on our current business and should be read in conjunction with our consolidated financial statements and accompanying notes thereto included elsewhere in this Annual Report. Key factors affecting our results of operations include revenues, cost of revenue, operating expenses and income and taxation.

Non-GAAP Financial Measures

We currently focus on EBITDA to evaluate our business relationships and our resulting operating performance and financial position. EBITDA is defined as net income plus interest expense, income tax expense, depreciation and amortization.

We believe that EBITDA, viewed in addition to, and not in lieu of, our reported results in accordance with U.S. GAAP, provides useful information to investors.

	Year Ended December 31, 2025	Year Ended December 31, 2024
Net income (loss)	$(12,341,208)	$2,124,976
Interest income	(15,065)	(1,523)
Interest expense	5,919,742	4,105,198
Taxes	117,471	102,085
Depreciation and amortization	133,334	133,334
EBITDA	$(6,185,726)	$6,464,070

EBITDA is considered a non-GAAP financial measure. EBITDA represents earnings before interest, taxes, depreciation and amortization. Our definition of EBITDA might not be comparable to similarly titled measures reported by other companies.

Results of Operations for the Years Ended December 31, 2025 and December 31, 2024

During both 2025 and 2024, we focused on developing our currently owned brands into new markets and by product extensions.

Revenue

For the year ended December 31, 2025, we had revenues of $30,380,809 from sales of our products, as compared to revenue of $34,834,243 for the year ended December 31, 2024. This is comprised of the following categories:

	December 31, 2025	December 31, 2024
Nutraceuticals	$29,731,490	$33,392,094
Beverages	631,332	1,425,239
Consumer Goods	17,987	16,910
	$30,380,809	$34,834,243

The decrease in our Nutraceutical category was due to a shift in management focus on developing new products for the Beverages category and an overall decrease in sales. The decrease in our Beverage category was due to limited test during 2024 in Canada.

During first and second quarter of 2025, we licensed our FOCUSfactor and Flat Tummy intellectual property for $2,900,000 and we recognized revenue for the license fee at that time. During fourth quarter of 2025, due to the instability in the regions the licensee was expanding to, the entity canceled its license with the Company resulting in a reversal of the revenue of the same $2,900,000.

Cost of Sales

For the year ended December 31, 2025, our cost of sales was $10,077,992. Our cost of sales for the year ended December 31, 2024 was $11,191,224. The decrease in cost of sales was primarily due to lower revenue.

Gross Profit

Gross profit was $20,302,817, or 67% of revenue for the year ended December 31, 2025, as compared to gross profit of $23,643,019 or 68% of revenue for the same period in 2024, a decrease of $3,340,202 or 14%. The decrease in gross profit related to lower revenue.

Operating Expenses

Selling and Marketing Expenses

For the year ended December 31, 2025, our selling and marketing expenses were $13,137,779 as compared to $12,991,431 for the year ended December 31, 2024. The increase is related to the mix of advertising utilized.

General and Administrative Expenses

For the year ended December 31, 2025, our general and administrative expenses were $8,829,803. For the year ended December 31, 2024, our general and administrative expenses were $4,717,006. The increase is largely due to an increase in professional fees, legal expense, board of directors’ expense, the write off of prepaid media credits carried over from 2024 and the increased overhead as we build the beverage division.

Reserve for Bad Debts

For the year ended December 31, 2025, our reserve for bad debts was $6,660,650 compared to $0 for the year ended December 31, 2024. The increase is due to the write off of a related party loan receivable of $4,403,804, a write off of uncollectible other receivables of $1,654,249, a write off of uncollectible accounts receivable of $225,018 and recognizing an allowance for doubtful accounts of $377,579.

Depreciation and Amortization Expenses

For both the years ended December 31, 2025 and 2024, our depreciation and amortization expenses were $133,334.

Other Income and Expenses

For the years ended December 31, 2025 and December 31, 2024, we had other (income) and expense items of the following:

	Year ended December 31, 2025	Year ended December 31, 2024
Other income	$-	$(510,534)
Interest income	(15,065)	(1,523)
Interest expense	5,919,742	4,105,198
Gain on settlement of notes payable	(2,154,522)	-
Remeasurement (gain) loss on translation of foreign subsidiary	14,833	(18,954)
Total	$3,764,988	$3,574,187

The decrease in other income in 2025 was related to Employee Retention Credits and an insurance claim on stolen goods from 2024 that did not repeat. The increase in interest expense in 2025 was primarily due to an advance taken, shares issued related to the modification of notes payable and the amortization of original debt discount on the May 2025 loan. The gain on settlement of notes payable relates to discounts negotiated on loan payoffs during 2025.

Income tax expense

For the year ended December 31, 2025, we incurred income tax expense of $117,471. For the year ended December 31, 2024 we incurred income tax expense of $102,085.

Net Income (Loss)

For the year ended December 31, 2025, our net loss was $12,341,208. For the year ended December 31, 2024 our net income was $2,124,976. This decrease was due to lower revenue, higher expenses, the write off of other receivables and the write off of the loan receivable.

Liquidity and Capital Resources

Overview

As of December 31, 2025, we had $2,622,313 cash and cash equivalents and restricted cash of $100,000 which is held for credit card collateral.

In connection with preparing consolidated financial statements for the year ended December 31, 2025, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the consolidated financial statements are issued.

The Company considered the following:

●	At December 31, 2025, the Company had an accumulated deficit of $56,441,021.

●	At December 31, 2025, the Company had a decrease in revenue of $4,453,434.

●	At December 31, 2025, the Company had a decrease in net income of $14,466,184.

●	During the year ended December 31, 2025, the Company used $2,585,022 in operating activities.

Ordinarily, conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern relate to the entity’s ability to meet its obligations as they become due.

The Company evaluated its ability to meet its obligations as they become due within one year from the date that the consolidated financial statements are issued by considering the following:

●	At December 31, 2025, the Company had a working capital surplus of $1,778,308.

●	During 2025, the Company raised additional capital of $3.7 million through sale of its common stock.

●	The Company has restructured its debt agreements in 2025 which extends the terms into 2029.

●	The Company entered into a second amendment with its current lender during 2026 which adjusts various covenants and payment terms.

●	The Company has laid off 13 employees in order to right size its overhead expenses.

●	The Company has established an at-the-market (“ATM”) equity offering program pursuant to which we may issue and sell shares of our common stock from time to time, subject to market conditions and other factors.

Management concluded that the above factors alleviate doubts about the Company’s ability to generate enough cash from operations and other available sources to satisfy its obligations for the next twelve months from the issuance date.

Short- and Long-Term Borrowings

On May 30, 2025, we entered into a term credit loan agreement of $17,500,000 with ACP Agency, LLC. We received $15,000,000 in May 2025 on the initial draw and $2,500,000 in June 2025 on a delayed draw. The proceeds of the loan were used to repay existing debt, including the payoff of the Company’s indebtedness to Knight Therapeutics. We recorded $2,385,954 as original debt discount and is being amortized to interest expense over the term of the loan. We recognized $360,511 as amortization during the year ended December 31, 2025. The unamortized balance amounts to $2,025,443 at December 31, 2025. The note bears interest at Term SOFR rate, plus 8.5%, currently 12.5% and matures on May 31, 2029. We recognized total interest expense of $1,326,732 as of December 31, 2025. The outstanding loan balance at December 31, 2025 was $17,500,000 (See Note 11).

We previously had secured indebtedness with Knight Therapeutics (Barbados) Inc. and related arrangements. During 2025, this indebtedness was repaid in full in connection with the Company’s refinancing transactions, including the ACP term loan described above. For additional information regarding our prior Knight indebtedness and the related repayment, see the notes to our consolidated financial statements.

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

On March 8, 2022, we entered into Securities Purchase Agreements with debenture holders for the Senior Subordinated Debentures in the amount of $6,000,000 with an original maturity date of September 8, 2022 and warrants equal to the principal amount with a term of 3 years. The Senior Subordinated Debentures were modified on June 14, 2023 and consolidated with the promissory note dated February 10, 2022. The modification included the exercise of a $1,500,000 cash payment in lieu of the exercise of warrants. Pursuant to ASC 480 warrants were liability classified and we accrued the warrant liability of $1,500,000 on March 8, 2022, the date of issuance. On September 8, 2022, the date of exercise of the warrants, we offset this warrant liability and added the $1,500,000 balance to the Senior Subordinated Debentures, for a combined outstanding balance of $7,500,000. The terms of the warrants were, at the sole option of the holder, to convert the warrant at a 25% discount in the event we consummated an IPO, a cash option whereby the holder could convert the warrants at a cash value of $1,500,000 or convert the warrants into the private entity valued by an independent third-party appraiser. On March 31, 2024, we entered into a Modification Agreement in relation to this loan, which consolidates it with the $2,000,000 February 10, 2022 loan above.

We have utilized various short-term working capital arrangements from time to time (including merchant financing and settlement-related payment arrangements) to support liquidity and working capital needs. Substantially all of these arrangements were repaid prior to December 31, 2025. As of December 31, 2025, the primary short-term amount outstanding relates to the Cedar Advance LLC receivables purchase arrangement described below. For additional information, see the notes to our consolidated financial statements.

On November 12, 2025, we entered into a cash advance agreement of $3,024,000 with Cedar Advance LLC for an advancement of working capital via the sale of receivables. We received $2,000,000 and recorded $1,024,000 as original issue discount. The loan bears a repayment rate of $84,000 per week. In conjunction with the advance, we issued 52,000 shares of common stock to the consultant who facilitated the facility and thus recognized $103,220 as financing cost. We recognized total interest expense of $349,435 as of December 31, 2025. The outstanding loan balance at December 31, 2025 was $1,658,215.

As of the date of filing of this Annual Report, we are in compliance with the material terms, conditions and covenants applicable to our outstanding debt arrangements.

Operating Activities

For the year ended December 31, 2025, we had net cash used in operating activities of $2,585,022 as compared to $4,803,390 of net cash used in operating activities for the year ended December 31, 2024. The decrease was primarily due to decreases in accounts receivable, other receivables and related party loan receivable.

For 2025, net cash used in operating activities of $2,585,022 consisted of our net loss of $12,341,208 adjusted by:

Amortization of debt discount and debt issuance cost	$1,633,776
Depreciation and amortization	133,334
Stock based compensation	136,247
Stock issued for modification of notes payable	847,062
Stock issued for services	127,200
Foreign currency transaction loss	5,531
Remeasurement gain on translation of foreign subsidiary	14,833
Bad debts	2,256,846
Bad debt, related party	4,403,804
Gain on settlement of debt	(2,154,522)
Write-off of inventory	894,341
Changes in operating assets and liabilities:
Accounts receivable	1,514,935
Other receivables	345,388
Inventory	(2,915,298)
Prepaid expenses	1,306,351
Prepaid expense, related party	202,163
Income taxes payable	(84,271)
Contract liabilities	(22,726)
Accounts payable and accrued liabilities	622,099
Accounts payable, related party	489,093

For 2024, net cash used in operating activities of $4,803,390 consisted of our net income of $2,124,976 adjusted by:

Amortization of debt issuance cost	$56,796
Depreciation and amortization	133,334
Foreign currency transaction loss	54,321
Remeasurement gain on translation of foreign subsidiary	(18,954)
Non cash implied interest	4,799
Write-off of inventory	125,364
Stock issued for loan financing	97,920
Income from employee retention credits	(252,405)
Income from insurance on stolen goods	(258,129)
Changes in operating assets and liabilities:
Accounts receivable	(3,214,943)
Other receivables	(1,489,103)
Loan receivable, related party	84,937
Inventory	1,884,324
Prepaid expenses	(1,250,023)
Prepaid expense, related party	(145,092)
Income taxes payable	57,312
Contract liabilities	10,050
Accounts payable and accrued liabilities	(2,870,633)
Accounts payable, related party	61,759

Investing Activities

For the years ended December 31, 2025 and 2024, we used net cash of $0 in investing activities.

Financing Activities

For the year ended December 31, 2025, net cash provided by financing activities was $4,654,664, as compared to $4,804,086 provided by financing activities for the year ended December 31, 2024. The decrease was attributable to the issuance of common stock and proceeds from notes payable offset by repayment on notes payable.

Financing activities during 2025:

Proceeds from issuing common stock	$3,719,547
Advances from related party	235,000
Repayments of advances to related party	(135,000)
Repayment of notes payable, shareholder	(10,000,000)
Proceeds from notes payable	20,996,250
Payment of loan financing fees	(2,024,287)
Repayment of notes payable	(8,136,846)

Financing activities during 2024:

Proceeds from issuance of common stock	$8,397,044
Advances from related party	3,528,003
Repayments of advances to related party	(3,200,000)
Proceeds from notes payable	1,360,000
Repayment of notes payable	(5,196,461)
Repayment of notes payable, related party	(84,500)

Key Near-Term Initiatives

During 2026, we intend to organically grow our current product lines by developing and launching new products and expanding into new markets. Specifically, for FOCUSfactor, we are working on increased distribution for our recently launched ready-to-drink beverage. Lastly, we intend to grow further through additional strategic acquisitions and we continue to evaluate opportunities and candidates that we believe fit well with our brand portfolio.

Off-Balance Sheet Arrangements

During the years ended December 31, 2025 and 2024, we had no off-balance sheet arrangements.

Inflation

The effect of inflation on our operating results was not significant in the years ended December 31, 2025 and 2024.

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

We recognize revenue upon shipment from our fulfillment centers. Certain of our distributors may also perform a separate function as a co-packer on our behalf. In such cases, ownership of and title to our products that are co-packed on our behalf by those co-packers who are also distributors, passes to such distributors when we are notified by them that they have taken transfer or possession of the relevant portion of our finished goods. Freight billed to customers is presented as revenues, and the related freight costs are presented in selling and marketing expense. Cancelled orders are refunded if not already dispatched, refunds are only paid if stock is damaged in transit, discounts are only offered with specific promotions and orders will be refilled if lost in transit. We recognize revenue for our digital products in the month the download by the customer occurs.

We account for our IP license revenue, which provides our customers with rights to use our IP, in accordance with ASC 606. A license may be perpetual or time limited in its application. In accordance with ASC 606, we continue to recognize revenue from IP license at the time of delivery when the customer accepts control of the IP, as the IP is functional without professional services, updates and technical support. We have concluded that its IP license is distinct as the customer can benefit from the functional IP on its own. Therefore, we have determined the right to use its IP was satisfied at a point in time (on the date the rights to the IP were granted).

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

Synergy CHC Mexico, our wholly-owned Mexican subsidiary, is subject to income taxes in the jurisdictions in which it operates. Significant judgment is required in determining the provision for income tax. There are many transactions and calculations undertaken during the ordinary course of business for which the ultimate tax determination is uncertain. We recognize liabilities for anticipated tax audit issues based on our current understanding of the tax law. Where the final tax outcome of these matters is different from the carrying amounts, such differences will impact the current and deferred tax provisions in the period in which such determination is made.

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

The functional currency of one of our foreign subsidiaries (Synergy CHC Inc.) is the Canadian Dollar (CAD). This foreign subsidiary maintains its records using local currency (CAD). All assets and liabilities of the foreign subsidiary were translated into U.S. Dollars at period end exchange rates and stockholders’ equity is translated at the historical rates. Income and expense items were translated using average exchange rate for the period. The resulting translation adjustments, net of income taxes, are reported as other comprehensive income and accumulated other comprehensive income in the stockholder’s equity in accordance with ASC 220 — Comprehensive Income.

The functional currency of our other foreign subsidiary (Synergy CHC Mexico) is the Mexican Peso (MXN). This foreign subsidiary maintains its records using local currency (MXN). All assets and liabilities of the foreign subsidiary were translated into U.S. Dollars at period end exchange rates and stockholders’ equity is translated at the historical rates. Income and expense items were translated using average exchange rate for the period. The resulting translation adjustments, net of income taxes, are reported as other comprehensive income and accumulated other comprehensive income in the stockholder’s equity in accordance with ASC 220 — Comprehensive Income.

The exchange rates used to translate amounts in AUD, CAD and MXN into USD for the purposes of preparing the consolidated financial statements were as follows:

Balance sheet:

	December 31, 2025	December 31, 2024
Period-end AUD: USD exchange rate	$0.6696	$0.6183
Period-end CAD: USD exchange rate	$0.7296	$0.6950
Period-end MXN: USD exchange rate	$0.0555	$-

Income statement:

	December 31, 2025	December 31, 2024
Average Yearly AUD: USD exchange rate	$0.6447	$0.6599
Average Yearly CAD: USD exchange rate	$0.7157	$0.7301
Average Period MXN: USD exchange rate	$0.0555	$-

Translation gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are translated into either Australian Dollars, Canadian Dollars or Mexican Pesos, as the case may be, at the rate on the date of the transaction and included in the results of operations as incurred.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, we have elected not to provide the disclosure required by this item.

Item 8. Financial Statements and Supplementary Data

Reference is made to pages F-1 through F-27 comprising a portion of this Annual Report on Form 10-K, which are incorporated by reference under this Item.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer, concluded that as of the end of the period covered by this Annual Report, (i) the Company’s disclosure controls and procedures were not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Remediation Measures

As part of our plan to remediate this material weaknesses, we are performing a full review of our internal control procedures. We have implemented, and plan to continue to implement, new controls and new procedures and clearly define roles and responsibilities among the finance and accounting functions while continuing to segregate duties.

The Company will continue to review and improve its internal controls over financial reporting to address the underlying causes of the material weakness and control deficiencies. Such material weaknesses and control deficiencies will not be remediated until the Company’s remediation plan has been fully implemented, and it has concluded that its internal controls are operating effectively for a sufficient period of time.

Changes in Internal Control over Financial Reporting

Except for the material weaknesses and the remediation efforts described above, no other change in our internal control over financial reporting (as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

(a)     None.

(b)   During the quarter ended December 31, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading agreement” or a “non-Rule 10b5-1 trading agreement” (in each case defined in Item 408 of Regulation S-K).

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

Code of Business Ethics and Conduct.

In accordance with the information required by this Item 10 relating to the code of ethics required by Item 406 of Regulation S-K, the Company has a Code of Business Ethics and Conduct (the “Code”), which applies to its directors, officers, and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions (collectively, the “Covered Persons” and each a “Covered Person”). The full text of the Code is available on the investor relations section of our website, which is located at www.synergychc.com. The Company will provide a copy of the Code to any person without charge, upon request. Such requests should be made in writing to the following address: c/o Synergy CHC Corp., 770 Roosevelt Trail STE 8 #1016, N. Windham, Maine 04062. The Company intends to satisfy the SEC’s requirements regarding amendments to, or waivers from, the Code by posting such information on its website or by filing a Current Report on Form 8-K to disclose such information.

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

(3) Exhibits required by Item 601 of Regulation S-K

The following documents are filed as exhibits to this Annual Report:

Exhibit No.	Description
3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1, filed by Synergy CHC Corp. on September 16, 2024).
3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed by Synergy CHC Corp. with the SEC on June 18, 2025)
3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1, filed by Synergy CHC Corp. on June 28, 2024).
4.1*	Description of Securities
10.1#	Sales and Marketing Consultant and Distribution Agreement, dated April 2, 2014, between Synergy Strips Corp. and Kenek Brands Inc. (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1, filed by Synergy CHC Corp. on June 28, 2024).
10.2	Distribution, License and Supply Agreement, dated January 22, 2015, by and between Synergy Strips Corp. and Knight Therapeutics (Barbados) Inc. (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1, filed by Synergy CHC Corp. on June 28, 2024).
10.3#	Synergy Strips Corp. 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1, filed by Synergy CHC Corp. on June 28, 2024).
10.4#	Synergy CHC Corp. 2024 Equity Incentive Plan and amendment thereto. (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1, filed by Synergy CHC Corp. on June 28, 2024).
10.5#	Amendment to Synergy CHC Corp. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by Synergy CHC Corp. with the SEC on June 18, 2025).
10.6	Amendment and Confirmation Agreement, dated December 3, 2015, by and among Knight Therapeutics (Barbados) Inc., Nomad Choice Pty Ltd., Synergy CHC Corp. and Breakthrough Products, Inc. (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1, filed by Synergy CHC Corp. on June 28, 2024).
10.7	FOCUSfactor Distribution Agreement (Canada), dated December 23, 2016, between Knight Therapeutics Inc. and Synergy CHC Corp. (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1, filed by Synergy CHC Corp. on June 28, 2024).
10.8	Distribution Agreement (Canada), dated February 15, 2016, between Knight Therapeutics Inc. and Nomad Choice Pty Ltd. (incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-1, filed by Synergy CHC Corp. on June 28, 2024).
10.9	Distribution Agreement (Remaining Territories), dated February 15, 2016, between Knight Therapeutics (Barbados) Inc. and Nomad Choice Pty Ltd. (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-1, filed by Synergy CHC Corp. on June 28, 2024).
10.10	Distribution Agreement (Canada), dated January 1, 2017, between Knight Therapeutics Inc. and Sneaky Vaunt Corp. (incorporated by reference to Exhibit 10.26 to the Registration Statement on Form S-1, filed by Synergy CHC Corp. on June 28, 2024).
10.11	Distribution Agreement (Remaining Territories), dated January 1, 2017, between Knight Therapeutics (Barbados) Inc. and Sneaky Vaunt Corp. (incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-1, filed by Synergy CHC Corp. on June 28, 2024).
10.12+	Costco Wholesale Basic Vendor Agreement, dated October 9, 2009, between Factor Nutrition Labs LLC and Costco Wholesale Corporation (incorporated by reference to Exhibit 10.28 to the Registration Statement on Form S-1, filed by Synergy CHC Corp. on June 28, 2024).

10.13+	Supplier Agreement by and among Factor Nutrition Labs LLC and Wal-Mart Stores, Inc., Wal-Mart Stores East, LP, Wal-Mart Stores East, Inc., Wal-Mart Stores Texas, LP, Sam’s West, Inc., and Sam’s East, Inc. (incorporated by reference to Exhibit 10.29 to the Registration Statement on Form S-1, filed by Synergy CHC Corp. on June 28, 2024).
10.14	Master Vendor Agreement, dated July 26, 2022, between iHerb, LLC and Synergy CHC Corp. (incorporated by reference to Exhibit 10.30 to the Registration Statement on Form S-1, filed by Synergy CHC Corp. on June 28, 2024).
10.15	Merchant Loan Agreement, dated January 29, 2024, between WebBank and Synergy CHC Corp. (incorporated by reference to Exhibit 10.31 to the Registration Statement on Form S-1, filed by Synergy CHC Corp. on June 28, 2024).
10.16	Merchant Loan Agreement, dated May 1, 2024, between WebBank and Synergy CHC Corp. (incorporated by reference to Exhibit 10.32 to the Registration Statement on Form S-1, filed by Synergy CHC Corp. on June 28, 2024).
10.17	Promissory Note, dated February 10, 2022, by Synergy CHC Corp. in favor of Don Sanders (incorporated by reference to Exhibit 10.33 to the Registration Statement on Form S-1, filed by Synergy CHC Corp. on June 28, 2024).
10.18	Form of Securities Purchase Agreement, dated March 8, 2022, by and between Synergy CHC Corp. and the purchasers identified on the signature pages thereto (incorporated by reference to Exhibit 10.34 to the Registration Statement on Form S-1, filed by Synergy CHC Corp. on June 28, 2024).
10.19	Modification Agreement, dated June 14, 2023, by and among Sanders Morris Harris, LLC, Mr. Don A. Sanders and Synergy CHC Corp. (incorporated by reference to Exhibit 10.36 to the Registration Statement on Form S-1, filed by Synergy CHC Corp. on June 28, 2024).
10.20	Modification Agreement, dated March 31, 2024, by and among Sanders Morris Harris, LLC, Don A. Sanders and Synergy CHC Corp. (incorporated by reference to Exhibit 10.37 to the Registration Statement on Form S-1, filed by Synergy CHC Corp. on June 28, 2024).
10.21	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.38 to the Registration Statement on Form S-1, filed by Synergy CHC Corp. on June 28, 2024).
10.22	Amended and Restated Promissory Note, dated August 28, 2024, by Boombod Ltd in favor of Synergy CHC Corp. (incorporated by reference to Exhibit 10.39 to the Registration Statement on Form S-1, filed by Synergy CHC Corp. on August 28, 2024).
10.23	Credit Agreement, dated as of May 30, 2025, by and among Synergy CHC Corp. as Borrower, each subsidiary of the Borrower listed as a Guarantor therein, the lenders from time-to-time party thereto as Lenders and ACP Agency, LLC, as Collateral Agent and Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by Synergy CHC Corp. on June 4, 2025).
10.24	Form of Representative Warrant, dated August 27, 2025 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed by Synergy CHC Corp. on August 27, 2025).
14.1	Code of Business Ethics and Conduct (incorporated by reference to Exhibit 14.1 to the Registration Statement on Form S-1, filed by Synergy CHC Corp. on June 28, 2024).
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K, filed by Synergy CHC Corp. on March 31, 2025).
21.1*	List of subsidiaries of the Registrant
23.1*	Consent of RBSM LLP
31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Clawback Policy (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1, filed by Synergy CHC Corp. on June 28, 2024).
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

#	Denotes a management contract or compensatory plan or arrangement.
+	Certain confidential information contained in this agreement has been omitted because it is not material and would be competitively harmful if publicly disclosed.
*	Filed or furnished herewith.
¥	Certain schedules and exhibits to this agreement have been omitted in accordance with Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC on request.

Item 16. Form 10-K Summary

None.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Synergy CHC Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Synergy CHC Corp. (the Company) as of December 31, 2025 and 2024, and the related statements of operations and other comprehensive (loss) income, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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
PCAOB ID 587
Houston, Texas
March 31, 2026

Synergy CHC Corp.

Consolidated Balance Sheets

	December 31, 2025	December 31, 2024
Assets
Current Assets
Cash and cash equivalents	$2,622,313	$687,920
Restricted cash	100,000	100,000
Accounts receivable, net	3,203,505	5,321,037
Other receivables, net	-	1,999,637
Loan receivable (related party), net	-	4,375,059
Prepaid expenses (including related party amount of $110,803 and $312,966, respectively)	351,049	1,859,563
Inventory, net	3,737,509	1,716,552
Total Current Assets	10,014,376	16,059,768

Intangible assets, net	150,000	283,333

Total Assets	$10,164,376	$16,343,101

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued liabilities (including payable to shareholder of $196,934 and $88,644, respectively)	$6,388,219	$5,191,868
Income taxes payable	88,108	242,977
Contract liabilities	1,526	24,252
Short term loans payable, net of debt discount, related party	100,000	-
Short term loans payable, net of debt discount	-	7,725,272
Current portion of notes payable, net of debt discount	1,658,215	-
Current portion of long-term notes payable, net of debt discount and debt issuance cost, shareholder	-	4,000,000
Total Current Liabilities	8,236,068	17,184,369

Long-term Liabilities:
Notes payable, net of debt discount, shareholder	-	8,333,053
Notes payable, net of debt discount	25,056,446	7,457,022
Total long-term liabilities	25,056,446	15,790,075
Total Liabilities	33,292,514	32,974,444

Commitments and contingencies (Note 13)

Stockholders’ Deficit:
Common stock, $0.00001 par value; 300,000,000 shares authorized; 11,483,926 and 8,721,818, shares issued, respectively; 11,303,853 and 8,541,745 outstanding, respectively	114	87
Additional paid in capital	33,594,550	27,643,660
Accumulated other comprehensive loss	(154,281)	(47,777)
Accumulated deficit	(56,441,021)	(44,099,813)
Less: Treasury stock (180,073 shares) at cost	(127,500)	(127,500)
Total stockholders’ deficit	(23,128,138)	(16,631,343)
Total Liabilities and Stockholders’ Deficit	$10,164,376	$16,343,101

The accompanying notes are an integral part of these consolidated financial statements.

Synergy CHC Corp.

Consolidated Statements of Operations and Other Comprehensive (Loss) Income

	For the year ended	For the year ended
	December 31, 2025	December 31, 2024
Revenue	$30,380,809	$34,834,243

Cost of sales	10,077,992	11,191,224

Gross Profit	20,302,817	23,643,019

Operating expenses
Selling and marketing	13,137,779	12,991,431
General and administrative	8,829,803	4,717,006
Reserve for bad debts	6,660,650	-
Depreciation and amortization	133,334	133,334
Total operating expenses	28,761,566	17,841,771

(Loss) Income from operations	(8,458,749)	5,801,248

Other (income) expenses
Other income	-	(510,534)
Interest income	(15,065)	(1,523)
Interest expense	5,919,742	4,105,198
Gain on settlement of notes payable	(2,154,522)	-
Remeasurement loss (gain) on translation of foreign subsidiary	14,833	(18,954)

Total other expenses	3,764,988	3,574,187

Net (loss) income before income taxes	(12,223,737)	2,227,061
Income tax expense	117,471	102,085

Net (loss) income after tax	$(12,341,208)	$2,124,976

Net (loss) income per share – basic	$(1.27)	$0.28
Net (loss) income per share - diluted	$(1.27)	$0.28

Weighted average common shares outstanding
Basic	9,722,552	7,588,095
Diluted	9,722,552	7,630,501
Comprehensive (loss) income:
Net (loss) income	$(12,341,208)	$2,124,976
Foreign currency translation adjustment	(106,504)	54,690
Comprehensive (loss) income	$(12,447,712)	$2,179,666

The accompanying notes are an integral part of these consolidated financial statements.

Synergy CHC Corp.

Consolidated Statements of Stockholders’ Deficit

	Common stock		Additional Paid in	Accumulated Other Comprehensive	Treasury	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	stock	Deficit	Deficit
Balance as of December 31, 2023	7,553,818	$76	$19,148,707	$(102,467)	$(127,500)	$(46,224,789)	$(27,305,973)
Foreign currency translation income				54,690			54,690
Issuance of common stock at IPO, net of issuance cost	1,150,000	11	8,397,033				8,397,044
Fair value of underwriters warrants issued at IPO				490,443			490,443
Offering costs related to fair value of underwriting warrants				(490,443)			(490,443)
Issuance of common stock for loan financing	18,000		97,920				97,920
Net income						2,124,976	2,124,976
Balance as of December 31, 2024	8,721,818	$87	$27,643,660	$(47,777)	(127,500)	$(44,099,813)	$(16,631,343)
Foreign currency translation loss				(106,504)			(106,504)
Issuance of common stock for loan financing	82,360	1	220,867				220,868
Issuance of pre-funded warrants for settlement of shareholder notes payable			899,993				899,993
Issuance of common stock for exercise of pre-funded warrants	428,570	4	(4)				-
Issuance of common stock for modification of notes payable	441,178	4	847,058				847,062
Fair value of vested stock options			136,248				136,248
Fair value of underwriters warrants issued at IPO			51,465				51,465
Offering costs related to fair value of underwriting warrants			(51,465)				(51,465)
Issuance of common stock at IPO, net of issuance cost	1,750,000	17	3,719,529				3,719,546
Stock issued for services	60,000	1	127,199				127,200
Net loss						(12,341,208)	(12,341,208)
Balance as of December 31, 2025	11,483,926	$114	$33,594,550	$(154,281)	$(127,500)	$(56,441,021)	$(23,128,138)

The accompanying notes are an integral part of these consolidated financial statements.

Synergy CHC Corp.

Consolidated Statements of Cash Flows

	For the year ended	For the year ended
	December 31, 2025	December 31, 2024
Cash Flows from Operating Activities
Net (loss) income	$(12,341,208)	$2,124,976
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Amortization of debt discount and debt issuance cost	1,633,776	56,796
Depreciation and amortization	133,334	133,334
Stock based compensation	136,247	-
Stock issued for modification of notes payable	847,062	-
Stock issued for services	127,200	-
Foreign currency transaction (gain) loss	5,531	54,321
Remeasurement gain on translation of foreign subsidiary	14,833	(18,954)
Non cash implied interest	-	4,799
Bad debts	2,256,846	-
Bad debt, related party	4,403,804	-
Gain on settlement of debt	(2,154,522)	-
Write-off of inventory	894,341	125,364
Stock issued for loan financing	-	97,920
Income from employee retention credits	-	(252,405)
Income from insurance on stolen goods	-	(258,129)
Changes in operating assets and liabilities:
Accounts receivable	1,514,935	(3,214,943)
Other receivables	345,388	(1,489,103)
Loan receivable, related party	-	84,937
Inventory	(2,915,298)	1,884,324
Prepaid expenses	1,306,351	(1,250,023)
Prepaid expense, related party	202,163	(145,092)
Income taxes payable	(84,271)	57,312
Contract liabilities	(22,726)	10,050
Accounts payable and accrued liabilities	622,099	(2,870,633)
Accounts payable, related party	489,093	61,759
Net cash used in operating activities	(2,585,022)	(4,803,390)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from issuance of common stock at IPO	-	8,397,044
Proceeds from issuing common stock	3,719,547	-
Advances from related party	235,000	3,528,003
Repayments of advances to related party	(135,000)	(3,200,000)
Repayment of notes payable, shareholder	(10,000,000)	(84,500)
Proceeds from notes payable	20,996,250	1,360,000
Payment of loan financing fees	(2,024,287)	-
Repayment of notes payable	(8,136,846)	(5,196,461)
Net cash provided by financing activities	4,654,664	4,804,086

Effect of exchange rate on cash, cash equivalents and restricted cash	(135,249)	54,690
Net increase in cash, cash equivalents and restricted cash	1,934,393	55,386
Cash, Cash Equivalents and restricted cash, beginning of year	787,920	732,534
Cash, Cash Equivalents and restricted cash, end of year	$2,722,313	$787,920

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$2,953,878	$3,906,001
Income taxes	$147,377	$-

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Accounts payable converted to loan payable upon settlement	$-	$3,770,824
Reduction of short-term related party note payable by reduction of prepaid balance	$-	$328,003
Issuance of common stock for loan financing	$220,869	$-
Issuance of pre-funded warrants for settlement of shareholder notes payable	$899,993	$-
Exercise of pre-funded warrants	$4	$-
Loan fees payable to lender	$375,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

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

Effective January 1, 2019 the Company has merged the U.S. Subsidiaries (Neuragen Corp., Breakthrough Products Inc., Sneaky Vaunt Corp., and The Queen Pegasus Corp.) into the Company.

Synergy is the sole owner of four subsidiaries: NomadChoice Pty Ltd., Hand MD Corp., Synergy CHC Inc. and Synergy CHC Mexico, and the results have been consolidated in these consolidated financial statements. Synergy CHC Mexico was incorporated during May 2025 for the purposes of expanding into Mexico.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).

All amounts referred to in the notes to the consolidated financial statements are in United States Dollars ($) unless stated otherwise.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Significant estimates included are assumptions about collection of accounts receivable, current income taxes, deferred income taxes valuation allowance, useful life of intangible assets, impairment analysis of intangible assets, estimates used in the fair value calculation of stock based compensation, assumptions used in Black-Scholes-Merton, or BSM, valuation methods, such as expected volatility, risk-free interest rate and expected dividend rate, accrual of sales returns, and accrual of legal expense. The results of any changes in accounting estimates are reflected in the consolidated financial statements in the period in which the changes become evident. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period that they are determined to be necessary.

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. As of December 31, 2025, and 2024, the Company had no cash equivalents. The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (FDIC) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At December 31, 2025 and 2024, the uninsured balances amounted to $2,450,399 and $503,215, respectively.

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows.

	December 31, 2025	December 31, 2024

Cash and cash equivalents	$2,622,313	$687,920
Restricted cash	100,000	100,000
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$2,722,313	$787,920

Amounts included in restricted cash represent the amount held for credit card collateral.

Intangible Assets

We evaluate the recoverability of intangible assets periodically consider events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. Intangible assets are amortized on a straight line basis over the useful lives.

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

The Company recognizes revenue upon shipment from its fulfillment centers. Certain of our distributors may also perform a separate function as a co-packer on our behalf. In such cases, ownership of and title to our products that are co-packed on our behalf by those co-packers who are also distributors, passes to such distributors when we are notified by them that they have taken transfer or possession of the relevant portion of our finished goods. Freight billed to customers is presented as revenues, and the related freight costs are presented in selling and marketing expense. Cancelled orders are refunded if not already dispatched, refunds are only paid if stock is damaged in transit, discounts are only offered with specific promotions and orders will be refilled if lost in transit.  The Company recognizes revenue for its digital products in the month the download by the customer occurs.

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

Contract Costs

Costs incurred to obtain a contract are capitalized if the Company expects to recover those costs. As a practical expedient, costs to obtain a contract that are short term in nature are expensed as incurred. The Company does not have any contract costs capitalized as of December 31, 2025 or 2024.

Contract Liabilities

The Company’s contract liabilities consist of advance customer payments. Contract liability results from transactions in which the Company has been paid for products by customers, but for which all revenue recognition criteria have not yet been met. Once all revenue recognition criteria have been met, the contract liabilities are recognized.

	December 31, 2025	December 31, 2024

Beginning balance	$24,252	$14,202
Additions	1,526	24,252
Recognized as revenue	(24,252)	(14,202)
Ending balance	$1,526	$24,252

Accounts receivable

Accounts receivable are generally unsecured. The Company establishes an allowance for doubtful accounts receivable based on the age of outstanding invoices and management’s evaluation of collectability. Accounts are written off after all reasonable collection efforts have been exhausted and management concludes that likelihood of collection is remote. Any future recoveries are applied against the allowance for doubtful accounts. As of December 31, 2025 and 2024, the allowance for doubtful accounts was $377,579 and $0, respectively.

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

Income Taxes

The Company utilizes ASC 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is recorded when it is “more likely-than-not” that a deferred tax asset will not be realized.

The Company generated a deferred tax asset through net operating loss carry-forward. However, a valuation allowance of 100% has been established due to the uncertainty of the Company’s realization of the net operating loss carry forward prior to its expiration.

NomadChoice Pty Ltd, is a wholly-owned subsidiary, and is subject to income taxes in Australia, the jurisdiction in which it operates. Significant judgment is required in determining the provision for income tax. There are many transactions and calculations undertaken during the ordinary course of business for which the ultimate tax determination is uncertain. The company recognizes liabilities for anticipated tax audit issues based on the Company’s current understanding of the tax law. Where the final tax outcome of these matters is different from the carrying amounts, such differences will impact the current and deferred tax provisions in the period in which such determination is made.

Synergy CHC Inc. is a wholly-owned foreign subsidiary, and is subject to income taxes in Canada, the jurisdiction in which it operates. Significant judgment is required in determining the provision for income tax. There are many transactions and calculations undertaken during the ordinary course of business for which the ultimate tax determination is uncertain. The company recognizes liabilities for anticipated tax audit issues based on the Company’s current understanding of the tax law. Where the final tax outcome of these matters is different from the carrying amounts, such differences will impact the current and deferred tax provisions in the period in which such determination is made.

Synergy CHC Mexico is a wholly-owned foreign subsidiary, and is subject to income taxes in Mexico, the jurisdiction in which it operates. Significant judgment is required in determining the provision for income tax. There are many transactions and calculations undertaken during the ordinary course of business for which the ultimate tax determination is uncertain. The company recognizes liabilities for anticipated tax audit issues based on the Company’s current understanding of the tax law. Where the final tax outcome of these matters is different from the carrying amounts, such differences will impact the current and deferred tax provisions in the period in which such determination is made.

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under ASC subtopic 260-10, Earnings Per Share. Basic earnings (loss) per share is computed by dividing the net income (loss) (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted earnings per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock (using the “treasury stock” method), unless their effect on net income per share is anti-dilutive. As of December 31, 2025, and 2024, options to purchase 1,200,000 and 252,102, respectively, shares of common stock were outstanding. As of December 31, 2025 and 2024, warrants to purchase 156,000 and 103,500 shares of common stock, respectively, were outstanding.

The following is a reconciliation of the number of shares used in the calculation of basic and diluted (loss) earnings per share for the years ending December 31, 2025, and 2024:

	For the year ending
	December 31, 2025	December 31, 2024

Net (loss) income after tax	$(12,341,208)	$2,124,976

Weighted average common shares outstanding	9,722,552	7,588,095
Incremental shares from the assumed exercise of dilutive stock options	-	42,406
Dilutive potential common shares	9,722,552	7,630,501

Net (loss) earnings per share:
Basic	$(1.27)	$0.28
Diluted	$(1.27)	$0.28

The following securities were not included in the computation of diluted net earnings per share as their effect would have been antidilutive:

	For the year ending
	December 31, 2025	December 31, 2024

Options to purchase common stock	1,200,000	168,068
Warrants to purchase common stock	156,000	103,500

Fair Value Measurements

The Company measures and discloses the fair value of assets and liabilities required to be carried at fair value in accordance with ASC 820, Fair Value Measurements and Disclosures. ASC 820 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure.

ASC 825 Financial Instruments defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 825 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825 establishes three levels of inputs that may be used to measure fair value:

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

As of both December 31, 2025 and 2024, the Company has determined that there were no assets or liabilities measured at fair value.

The carrying amounts of the Company’s financial assets and liabilities, including accounts receivable, prepaid expenses, accounts payable, accrued expenses, other current liabilities and notes/loans payable, approximate their fair values because of the short-term nature of these instruments.

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

The functional currency of one of the Company’s foreign subsidiary (Synergy CHC Inc.) is the Canadian Dollar (CAD). The Company’s foreign subsidiary maintains its records using local currency (CAD). All assets and liabilities of the foreign subsidiary were translated into U.S. Dollars at period end exchange rates and stockholders’ equity is translated at the historical rates. Income and expense items were translated using average exchange rate for the period. The resulting translation adjustments, net of income taxes, are reported as other comprehensive income and accumulated other comprehensive income in the stockholder’s equity in accordance with ASC 220 – Comprehensive Income.

The functional currency of the Company’s other foreign subsidiary (Synergy CHC Mexico) is the Mexican Peso (MXN). The Company’s foreign subsidiary maintains its records using local currency (MXN). All assets and liabilities of the foreign subsidiary were translated into U.S. Dollars at period end exchange rates and stockholders’ equity is translated at the historical rates. Income and expense items were translated using average exchange rate for the period. The resulting translation adjustments, net of income taxes, are reported as other comprehensive income and accumulated other comprehensive income in the stockholder’s equity in accordance with ASC 220 – Comprehensive Income.

The exchange rates used to translate amounts in AUD, CAD and MXN into USD for the purposes of preparing the consolidated financial statements were as follows:

Balance sheet:

	December 31,	December 31,
	2025	2024
Period-end AUD: USD exchange rate	$0.6696	$0.6183
Period-end CAD: USD exchange rate	$0.7296	$0.6950
Period-end MXN: USD exchange rate	$0.0555	$-

Income statement:

	December 31,	December 31,
	2025	2024
Average Yearly AUD: USD exchange rate	$0.6447	$0.6599
Average Yearly CAD: USD exchange rate	$0.7157	$0.7301
Average Period MXN: USD exchange rate	$0.0555	$-

Translation gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are translated into either Australian Dollars, Canadian Dollars or Mexican Pesos, as the case may be, at the rate on the date of the transaction and included in the results of operations as incurred.

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

Cost of Sales

Cost of sales includes the purchase cost of products sold, all costs associated with getting the products into the retail stores including buying costs and the hosting of our online Application.

Debt Issuance Costs

Debt issuance costs consist primarily of arrangement fees, professional fees and legal fees. These costs were netted off with the related loan and are being amortized to interest expense over the term of the related debt facilities.

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

Segment Reporting

Segment identification and selection is consistent with the management structure used by the Company’s chief executive officer who is the Chief Operating Decision Maker (CODM) to evaluate performance and make decisions regarding resource allocation, as well as the materiality of financial results consistent with that structure. Based on the Company’s management structure and method of internal reporting, the Company has one operating and reportable segment. The Company derives its revenue from the sale of nutraceuticals. The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The chief operating decision maker assesses performance for the segment and decides how to allocate resources based on net income that also is reported on the income statement as consolidated net income. The measure of segment assets is reported on the balance sheet as total consolidated assets. Significant segment expenses include retailer promotions, freight and fulfillment, marketing and salaries. The Company’s CODM reviews financial information presented and decides how to allocate resources based on net income. The Company does not have any intra-entity sales or transfers. The Company’s CODM does not review operating results on a disaggregated basis; rather, the chief operating decision maker reviews operating results on an aggregated basis.

Presentation of Financial Statements – Going Concern

Going Concern Evaluation

In connection with preparing consolidated financial statements for the year ended December 31, 2025, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the consolidated financial statements are issued.

The Company considered the following:

●	At December 31, 2025, the Company had an accumulated deficit of $56,441,021.

●	At December 31, 2025, the Company had a decrease in net revenue of $4,453,434.

●	At December 31, 2025, the Company had a decrease in net income of $14,466,184.

●	During the year ended December 31, 2025, the Company used $2,585,022 in operating activities.

Ordinarily, conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern relate to the entity’s ability to meet its obligations as they become due.

The Company evaluated its ability to meet its obligations as they become due within one year from the date that the consolidated financial statements are issued by considering the following:

●	At December 31, 2025, the Company had a working capital surplus of $1,778,308.

●	During 2025, the Company raised additional capital of $3.7 million through sale of its common stock.

●	The Company has restructured its debt agreements in 2025 which extends the terms into 2029.

●	The Company entered into a second amendment with its current lender during 2026 which adjusts various covenants and payment terms.

●	The Company has laid off 13 employees in order to right size its overhead expenses.

●	The Company has established an at-the-market (“ATM”) equity offering program pursuant to which we may issue and sell shares of our common stock from time to time, subject to market conditions and other factors.

Management concluded that the above factors alleviate doubts about the Company’s ability to generate enough cash from operations and other available sources to satisfy its obligations for the next twelve months from the issuance date.

Recent Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 amends the rules on income tax disclosures to require entities to disclose specific categories in the rate reconciliation, the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and income tax expense or benefit from continuing operations (separated by federal, state, and foreign). In addition, ASU 2023-09 requires entities to disclose their income tax payments to international, federal, state, and local jurisdictions, among other changes. The amendments can be applied on a prospective basis although retrospective application is permitted. The amendments are effective for the fiscal years beginning after December 15, 2024, with early adoption permitted. While the adoption of ASU 2023-09 has not affected the Company’s consolidated financial statements, it has resulted in additional disclosures.

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

In July 2025, the FASB issued ASU No. 2025-05, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”). ASU 2025-05 provides a practical expedient to assume that conditions as of the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. The amendments are effective for the fiscal years beginning after December 15, 2025 and interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact this update will have on its consolidated financial statements.

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

The table below summarizes the differences between the U.S. statutory federal rate and the Company’s estimated effective tax rate for the years ended December 31, 2025 and 2024:

	December 31, 2025 ($)	December 31, 2025	December 31, 2024 ($)	December 31, 2024
U.S. Statutory Rate	$(2,566,985)	(21)%	$467,881	(21)%

AU/CA/MXN rates in excess of the US rate	(238,926)	(2)%	(81,761)	4%

Increase (decrease) in valuation allowance	4,052,466	33%	(284,035)	14%
Permanent differences	316,339	3%	-	-%
Prior period true up	(1,445,423)	(12)%	-	-%
Total provision for income taxes	$117,471	1%	$102,085	(4)%

The Company has deferred tax assets, which have been fully reserved, as follows as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Net operating Losses	$11,993,073	$10,663,939

Obsolete inventory	26,326	26,326
Nonstatutory stock options	515,319	515,319
Other	43,313	-
Impairment of intangible asset	220,150	220,150
Amortization	-	106,400
Bad debt reserve	-	-
Other	2,815,819	29,401
Deferred tax asset	15,614,000	11,561,535
Valuation allowance for deferred tax assets	(15,614,000)	(11,561,535)
Net deferred tax assets	$-	$-

Tax expense was $117,471 and $102,085 for 2025 and 2024, respectively.

Income tax provision (benefit) consists of the following for the years ended December 31, 2025 and 2024:

	For the Years Ended December 31,
Income tax provision (benefit):	2025	2024
Current
Federal	9,404	97,644
State	104,442
Foreign	3,625	4,441
Total Current	117,471	102,085
Deferred
Federal	-	-
State	-	-
Foreign	-	-
Total Deferred	-	-

Total income tax provision (benefit)	$117,471	$102,085

The table below summarizes the (loss) income before taxes for domestic and foreign jurisdictions:

	December 31, 2025	December 31, 2024

Domestic (U.S.)	$(9,765,518)	$3,135,519
Foreign	(2,458,219)	(908,458)
Total	$(12,223,737)	$2,227,061

The table below summarizes the income tax expense for 2025 and 2024:

	December 31, 2025	December 31, 2024
Federal	$9,404	$97,644
State	104,442	-
Foreign	3,625	4,441
Total	$117,471	$102,085

The Company also has net operating loss carryforwards of approximately $57,000,00 and approximately $46,600,000 (United States and Canada) included in the deferred tax asset table above for 2025 and 2024, respectively, the majority attributable to the acquisition of Breakthrough Products, Inc. However, due to limitations of carryover attributes and separate return limitation year rules, it is unlikely the company will benefit from the NOL’s and thus Management has determined a 100% valuation reserved is required. Further, the Company has not completed an evaluation of the NOL’s attributable to Breakthrough Products, Inc. at the date of this report.

The Company has adopted the provisions of ASC 740-10-25, which provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. ASC 740-10-25 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities.

Tax positions that meet the more likely than not threshold is then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company had no tax positions relating to open income tax returns that were considered to be uncertain.

The Company files income tax returns in the U.S. federal jurisdiction, state jurisdiction (California) and foreign jurisdictions (Canada and Australia). With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examination by tax authorities for years before 2021. The Internal Revenue Service has not recently informed the Company of any pending examinations.

Note 4 – Accounts and Other Receivable

Accounts receivable, net of allowances for doubtful accounts, consisted of the following:

	December 31, 2025	December 31, 2024
Trade accounts receivable	$3,581,084	$5,321,037
Other receivables	-	1,999,637
Less allowances	(377,579)	-
Total accounts and other receivable, net	$3,203,505	$7,320,674

During the years ended December 31, 2025 and 2024, the Company charged $2,256,846 and $0, respectively, to bad debt expense. The $2,256,846 is comprised of the remaining balance in other receivables of $1,654,249, a write off of uncollectible accounts receivable of $225,018 and recognizing an allowance for doubtful accounts of $377,579. During the year ended December 31, 2024, the Company had other receivables related to $252,405 for Employee Retention Credits, $258,129 related to an insurance claim for stolen goods and $1,489,103 related to disputed accounts receivables.

Note 5 – Prepaid Expenses

At December 31, 2025 and 2024, prepaid expenses consisted of the following:

	December 31, 2025	December 31, 2024
Advances for inventory	$168,174	$605,913
Insurance	17,081	2,879
Deposits	-	14,000
Contract employee, related party	110,803	296,981
Rent, related party	-	15,985
Advertising and promotions*	-	869,920
Conferences	11,333	15,000
Professional fees	-	13,000
IT expenses	43,132	25,404
Miscellaneous	526	481
Total	$351,049	$1,859,563

*	During the year ended December 31, 2024, the Company bartered inventory worth $859,920 for media credits to be used at the Company’s discretion. During the year ended December 31, 2025, the Company charged these media credits to general and administrative expense as they were not utilized.

Note 6 – Concentration of Credit Risk

Cash and cash equivalents

The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (FDIC) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At December 31, 2025 and 2024, the uninsured balance amounted to $2,450,399 and $503,215, respectively.

Accounts receivable

As of December 31, 2025 and 2024, one customer accounted for 71% and 74%, respectively, of the Company’s accounts receivable.

Major customers

For the years ended December 31, 2025 and 2024, two customers accounted for approximately 79% and 73%, respectively, of the Company’s revenue. Substantially all of the Company’s business is with companies in the United States.

Accounts payable

As of December 31, 2025 and 2024, two and four vendors accounted for 64% and 69%, respectively, of the Company’s accounts payable.

Major suppliers

For the year ended December 31, 2025, two suppliers accounted for approximately 46% of the Company’s purchases. For the year ended December 31, 2024, three suppliers accounted for approximately 42% of the Company’s purchases. Substantially all of the Company’s business is with suppliers in the United States.

Note 7 – Inventory

Inventory consists of finished goods, components and raw materials. The Company’s inventory is stated at the lower of cost (FIFO cost basis) or net realizable value.

The carrying value of inventory consisted of the following:

	December 31, 2025	December 31, 2024
Finished goods	$3,325,093	$1,578,561
Components	412,416	92,991
Raw materials	-	45,000
Total inventory	$3,737,509	$1,716,552

During the years ended December 31, 2025 and 2024, $894,341 and $125,364, respectively, of expiring and slow-moving inventory was written off to cost of sales and $150,000 has been accrued for to dispose of these expired goods.

Note 8 – Intangible Assets

	December 31, 2025	December 31, 2024
License Fee	$450,000	$450,000
Less accumulated amortization	(300,000)	(166,667)
Intangible assets, net	$150,000	$283,333

Amortization expense for the years ended December 31, 2025 and 2024 was $133,334 and $133,334, respectively.

The estimated aggregate amortization expense over each of the next five years is as follows:

2026	$133,333
2027	16,667

Note 9 – Related Party Transactions

The Company paid consulting fees through December 31, 2025 to a company owned by Mr. Jack Ross, Chief Executive Officer (CEO) of the Company. The Company expensed $995,000 and $1,321 during the years ended December 31, 2025 and 2024, respectively, as consulting fees. The Company advanced $396,683 in the manner of a prepaid consulting fees during the year ended December 31, 2024 and applied $328,003 of that advance to a short-term loan. The prepaid balance as of December 31, 2025 and 2024 was $110,803 and $296,891, respectively. During 2025, the Company was advanced $235,000 and during 2024, the Company was advanced $3,175,000 US Dollars and $514,500 Canadian Dollars (US Dollars $342,201), respectively in the form of a short-term note. The balance owed as of December 31, 2025 and 2024 is $100,000 and $0, respectively. During 2025, the Company paid $52,500 for a vehicle allowance and $31,062 for insurance reimbursement. During 2025, the Company paid $57,720 as rent for 2025 for office and meeting space in the United States.

The Company paid rent through December 31, 2025 to a company owned by the CEO of the Company. The Company expensed $261,724 Canadian Dollars ($187,389 US Dollars).

The Company entered into transactions with a related party controlled by the CEO during prior years. The transactions were a pass through and allocation of expenses and reimbursements. As of December 31, 2024 the Company was owed $4,375,059. The related party is out of business and does not have the ability to repay this loan. The Company evaluated the collectability of this loan as of December 31, 2025. This loan was deemed uncollectable due to lack of ability to repay and $4,403,804 was fully expensed to bad debt.

The Company entered into a transaction with a related party controlled by the CEO during the year ended December 31, 2023. The transaction was in the form of a short-term loan. The Company received $10,000 Canadian dollars (US Dollars $7,561). This amount was owed to the related party as of December 31, 2023 and was repaid during February 2024.

During June 2024, the Company entered into Sixth Amended Agreement with Knight Therapeutics Inc., a shareholder, to modify prior Agreements. This modification consolidated outstanding loans and extended the maturity dates of the loans to March 31, 2026. The Company recognized interest expense of $623,355 and $1,545,675 during the years ended December 31, 2025 and 2024, respectively. During May and June 2025, the Company repaid the balance on this amended agreement (see Note 11).

On December 23, 2016, the Company entered into an agreement with Knight Therapeutics Inc. for the distribution rights of FOCUSfactor in Canada. In conjunction with this agreement, the Company is required to pay Knight a distribution fee equal to 30% of gross sales for sales achieved through a direct sales channel and 5% of gross sales for sales achieved through retail sales. The minimum due to Knight under this agreement is $100,000 Canadian dollars. During the year ended December 31, 2025, the Company expensed $146,336 Canadian dollars (US Dollars $104,730) and is included in selling and marketing. During the year ended December 31, 2024, the Company expensed $123,584 Canadian dollars (US Dollars $90,229) and is included in selling and marketing. As of December 31, 2025 and 2024, the total outstanding balance was $269,920 and $123,584 Canadian dollars, respectively. In US Dollars, the total outstanding balance was $196,934 and $85,891 as of December 31, 2025 and 2024, respectively.

The Company expensed royalty of $11,869 and $51,428 for the years ended December 31, 2025 and 2024, respectively. At December 31, 2025 and 2024, the Company owed Knight Therapeutics Inc. $578 and $2,753, respectively, in connection with a royalty distribution agreement, and is in accounts payable.

Note 10 – Accounts Payable and Accrued Liabilities

As of December 31, 2025 and 2024, accounts payable and accrued liabilities consisted of the following:

	December 31, 2025	December 31, 2024
Accrued payroll	$316,580	$76,399
Legal fees	233,199	13,722
Commissions	297,831	450,208
Manufacturers	1,664,299	409,744
Promotions	1,126,523	2,570,126
Accounting Fees	53,683	210,386
Freight	274,735	149,549
Royalties, shareholder	197,512	88,644
Warehousing	894,161	261,046
Sales taxes	106,909	67,488
Payroll taxes	446,521	700,797
Professional Fees	-	26,200
Interest	300,397	-
Lender fees	325,000	-
Insurance	-	12,118
Others	150,867	155,441
Total	$6,388,219	$5,191,868

The Company has estimated and accrued for its sales tax liability at $355 and $3,703 as of December 31, 2025 and 2024, respectively.

During 2024, the Company recognized a gain on forgiveness of accounts payable of $389,169. This gain was included as a reduction of selling and marketing expenses.

Note 11 – Notes Payable

The Company’s notes payable at December 31, 2025 and 2024 are as follows:

	December 31, 2025	December 31, 2024
$10,000,000 August 9, 2017 Loan	$-	$12,333,052
$2,000,000 and $6,000,000 Notes	9,595,223	9,794,165
$5,450,000 December 28, 2023 Loan	-	2,802,445
$3,020,824 March 27, 2024 Loan	-	2,302,824
Other	-	317,292
$3,024,000 November 12, 2025 Advance	2,436,000	-
$17,500,000 May 2025 Loan	17,500,000	-
	29,531,223	27,549,778
Unamortized debt issuance cost and debt discount	(2,816,562)	(34,432)
Total	26,714,661	27,515,346

Current portion, shareholder	-	(4,000,000)
Current portion, other	(1,658,215)	(7,725,272)
Long-term portion, shareholder	-	8,333,053
Long-term portion, other	$25,056,446	$7,457,022

$950,000 June 26, 2015 Security Agreement:

On June 26, 2015, the Company, through its wholly owned subsidiary, Neuragen Corp. (“Neuragen”), issued a 0% promissory note in a principal amount of $950,000 in connection with an Asset Purchase Agreement to Knight Therapeutics Inc. (Knight). The note requires $250,000 to be paid on or before June 30, 2016, and $700,000 to be paid in quarterly installments (beginning with the quarter ending September 30, 2015) equal to the greater of $12,500 or 5% of U.S. net sales, and 2% of U.S. net sales of Neuragen for 60 months thereafter. The payment of such amounts is secured by a security interest in certain assets, undertakings and property (“Collateral”) pursuant to the Security Agreement, which will be released upon receipt of total payments of $1.2 million.

The Company recorded present value of future payments of $199,640 and $204,941 as of March 31, 2024 and December 31, 2023, respectively. At March 31, 2024 and December 31, 2023, the Company owed Knight $275,000 and $287,500, respectively in relation to this agreement. The Company recorded interest expense of $4,799 for the year ended December 31, 2024. The Company made payments of $12,500 during 2024.

During June 2024, this Security Agreement was consolidated with the other outstanding loans to Knight.

$10,000,000 August 9, 2017 Loan:

On August 9, 2017, the Company entered into a Second Amendment to Loan Agreement (“Second Amendment”) with Knight, pursuant to which Knight agreed to loan the Company an additional $10 million.

The Company recognized interest expense of $623,355 and $1,545,674 during the years ended December 31, 2025 and 2024, respectively.

During June 2024, the Company entered into Sixth Amended Agreement with Knight Therapeutics Inc., a shareholder, to modify prior Agreements. This modification consolidated outstanding loans and extended the maturity dates of the loans to March 31, 2026.

On May 29, 2025, the Company satisfied the amount outstanding as of that date of $12,713,858 through a combination of (i) a $10,000,000 cash repayment, (ii) an early payment discount of $1,213,858 and (iii) a conversion of $1,500,000 into equity (the “Equity Conversion”).

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

As of December 31, 2025 and 2024 the total consolidated amount outstanding on these loans, including accrued interest and royalties was, $0 and $12,333,052, respectively.

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

Subsequently and pursuant to the modification agreement entered into on June 14, 2023, effective September 9, 2022, the promissory loan would bear all the same characteristics as the additional $6,000,000 March 8, 2022 loan noted below.

$6,000,000 March 8, 2022 Loans:

On March 8, 2022, the Company entered into Securities Purchase Agreements with debenture holders for the Senior Subordinated Debentures in the amount of $6,000,000 with an original maturity date of September 8, 2022 and warrants with a term of 3 years. The Senior Subordinated Debentures were modified on June 14, 2023 in conjunction with the promissory note. The modification included the exercise of $1,500,000 on cash payment in lieu of the exercise of warrants. Pursuant to ASC 480, warrants were classified as liability and we accrued the warrant liability of $1,500,000 on March 8, 2022, the date of the issuance. On September 8, 2022, the date of the exercise of the warrants, we offset this warrant liability and added the $1,500,000 balance to the Senior Subordinated Debentures.

On March 31, 2024, the Company entered into a Modification Agreement in relation to this loan, which consolidated it with the $2,000,000 February 10, 2022 loan above.

On May 30, 2025, the Company entered into a Subordination Agreement in relation to this $8 million loan, whereby this loan becomes subordinated debt to the senior lender ($17,500,000 May 2025 Loan – see below). This loan may only be repaid based on certain conditions which must be met before payment can be made. There is no maturity date on this consolidated loan, and bears interest at 12% per annum.

“Interest Payment Conditions” means with respect to any payment of interest on this loan, the satisfaction of the following conditions:

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

On April 28, 2025, the Company entered into Assignment, Assumption and Release Agreement with the holder to release Jack Ross (CEO of the Company) from the obligation to personally grant warrants struck at $0.01 penny per share, covering 10% of his stock to the lender for non-payment of principal amount plus loan renegotiation fees by December 31, 2024. The Company issued 441,178 shares valued at $847,062 to the lender for releasing CEO from this obligation.

The Company recognized total interest expense of $1,958,384 during the year ended December 31, 2025, which includes shares valued at $847,062 and $1,260,187 during the year ended December 31, 2024. The Company repaid $198,943 on this loan during the year ended December 31, 2025. The outstanding loan balance at December 31, 2025 and 2024 was $9,595,223 and $9,794,166, respectively.

$5,450,000 December 28, 2023 Loan:

On December 28, 2023, the Company entered into a confidential settlement agreement and mutual general release with a former supplier. The loan bears interest at 5% per annum and is payable in full with the last loan payment. This settlement resulted in a gain to the Company of $2,235,986 and is reflected as a reduction of cost of sales (See Note 13).

During the years ended December 31, 2025 and 2024, the Company made payments of $2,622,201 and $2,000,000, respectively toward this loan. During June 2025, the supplier agreed to a Payoff Letter re: Settlement Agreement, resulting in a lesser prepay amount resulting in a gain to the Company of $180,244.

The outstanding loan balance at December 31, 2025 and 2024 was $0 and $2,802,445, respectively.

$3,020,824 March 27, 2024 Loan:

On March 27, 2024, the Company entered into a confidential settlement agreement and mutual general release with a supplier.

During the years ended December 31, 2025 and 2024, the Company made payments of $2,160,412 and $700,000 toward this loan, respectively. During June 2025, the supplier agreed to a Payoff Letter re: Settlement Agreement, resulting in a lesser prepay amount, resulting in a gain to the Company of $160,412. The outstanding loan balance at December 31, 2025 and 2024 was $0 and $2,320,824, respectively.

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

The Company recognized amortization of original issue discount of $32,297 and $13,067, which is included in interest expense in the statement of operations and comprehensive (loss) income during the years ended December 31, 2025 and 2024, respectively. The outstanding loan balance at December 31, 2025 and 2024 was $0 and $269,488, respectively.

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

The Company recognized amortization of original issue discount of $2,135 and $11,515, which is included in interest expense in the statement of operations and comprehensive (loss) income during the years ended December 31, 2025 and 2024, respectively. The outstanding loan balance at December 31, 2025 and 2024 was $0 and $16,425, respectively.

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

The Company recognized total interest expense of $136,000 during the year ended December 31, 2024. The outstanding loan balance at December 31, 2024 was $0 due to the Company prepaying the remaining balance.

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

The Company recognized total interest expense of $889,398 and during the year ended December 31, 2025. The outstanding loan balance at December 31, 2025 was $0.

$17,500,000 May 2025 Loan:

On May 30, 2025, the Company entered into a term loan credit agreement (the “Credit Agreement”) with ACP Agency, LLC (“ACP”). The Credit Agreement consists of a $15.0 million term loan (the “Term Loan”), up to $2.5 million in a committed delayed draw facility (the “Delayed Draw Facility”), and up to $2.5 million in an uncommitted term loan incremental facility (the “Incremental Facility”), which facilities are secured by all of the assets of the Company and certain of its subsidiaries; including, without limitation, a pledge of the Company’s equity interests in its subsidiaries and their respective rights to intellectual property. Further, the obligations of the Company under the Credit Agreement are guaranteed by the Company and certain of its subsidiaries. The proceeds of the Term Loan were used to repay existing indebtedness of the Company, pay related fees and transaction costs, and provided working capital to the Company. The proceeds of the Delayed Draw Facility were used to pay off indebtedness owed by the Company pursuant to certain settlement agreements. All capitalized words used but not defined herein have the meanings assigned in the Credit Agreement.

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

Of the Term Loan, $175,000 is subject to repayment on each of January 1, 2026, July 1, 2026 and October 1, 2026, $525,000 on January 1, 2027 and the remaining balance is to be repaid in the amount of $350,000 beginning April 1, 2027 and the first day of each quarter thereafter. The Term Loan bears interest at a rate equal to the Term SOFR rate plus 8.50%. The Delayed Draw Facility and Incremental Facility, if applicable, shall bear interest following any advance of proceed thereunder, at a rate of either (x) (i) Term SOFR rate plus (ii) 8.5%, or (y) (i) a reference rate equal to the greater of (a) 6.0% per annum, (b) the federal funds rate plus 0.50% per annum, (c) the Term SOFR rate plus 1% per annum, and (d) the rate last quoted by The Wall Street Journal as the “Prime Rate” in the United States, plus (ii) 7.50%.

The Company received $15,000,000 of the Term Loan in May 2025 and $2,500,000 under the Delayed Draw Facility in June 2025. These proceeds were used to pay out existing debt. The Company recorded $2,385,954 as original debt discount. The Company recognized $360,511 as amortization during the year ended December 31, 2025. The unamortized balance amounts to $2,025,443 at December 31, 2025.

On March 24, 2026, the Company entered into a second amendment (the “Second Amendment”) to its term loan credit agreement, dated May 30, 2025 (as previously amended, the “Credit Agreement”, and as amended by the Second Amendment, the “Amended Credit Agreement”), with ACP Agency, LLC (“ACP”), as administrative agent and collateral agent, and the lenders party thereto. The Second Amendment amends certain provisions of the Credit Agreement, including provisions relating to the amortization schedule for the term loan, interest payment mechanics, pricing, the application of equity issuance proceeds, limitations on the Company’s ability to elect Term SOFR-based interest, certain covenants, certain financial covenant levels and/or testing periods, and certain fee and expense provisions, as well as related Events of Default provisions. All capitalized terms used but not defined herein have the meanings assigned in the Amended Credit Agreement.

The Amended Credit Agreement provides for scheduled principal payments of $175,000 on each of July 1, 2026 and October 1, 2026, followed by a scheduled principal payment of $525,000 on January 1, 2027, and scheduled principal payments of $350,000 beginning April 1, 2027 and on the first day of each quarter thereafter.

The Amended Credit Agreement adds an Applicable Margin step-up pursuant to which, if the Company fails on or before September 30, 2026 to raise at least $10,000,000 of Net Cash Proceeds from Equity Issuances made on or after the Second Amendment Effective Date (and apply such proceeds as required under the Credit Agreement), then commencing October 1, 2026 the Applicable Margin will increase by 2.00% per annum for the applicable Loans until the Company satisfies that $10,000,000 equity raise condition and applies such proceeds as required. In addition, the Second Amendment modifies interest payment mechanics by requiring that the interest payment due on March 2, 2026 be paid in kind by capitalizing such interest and adding it to the then-outstanding principal amount of the Term Loan and permitting the Company, at its election and subject to providing the required notice, to pay all or a portion of the interest payment due on April 1, 2026 in kind through similar capitalization.

The Second Amendment also adds a Minimum Consolidated Adjusted EBITDA covenant with stated dollar thresholds, including a minimum Consolidated Adjusted EBITDA requirement of $500,000 for the fiscal quarter ended June 30, 2026 and $1,000,000 for the fiscal quarter ended September 30, 2026. The Second Amendment also revises the consolidated senior net leverage ratio testing levels and related testing periods (including a specified maximum ratio of 20.00:1.00 for the fiscal quarter ended December 31, 2025 and a revised step-down schedule thereafter).

The Second Amendment further revises certain mandatory prepayment provisions relating to equity issuance proceeds. As amended, Net Cash Proceeds from Equity Issuances received on or after the Second Amendment Effective Date (other than Excluded Equity Issuances) are to be applied such that the first $6,000,000 may be retained for general corporate purposes, the next $4,000,000 must be applied to prepay the outstanding principal amount of the Term Loan, and Net Cash Proceeds received in excess of $10,000,000 are subject to additional mandatory prepayment requirements, including a requirement to prepay 50% of such excess proceeds if the Company’s Consolidated Senior Net Leverage Ratio as of the end of the most recent fiscal quarter ended on or before the date of receipt of such proceeds is equal to or greater than 2.50 to 1.00 and 0% of such excess proceeds if such ratio is less than 2.50 to 1.00. The Second Amendment also limits the Company’s ability to elect Term SOFR-based interest by providing that, effective February 1, 2026, all outstanding Term SOFR Rate Loans are automatically converted to Reference Rate Loans and the Company may not elect the Term SOFR rate option for any Loans until it has made principal reduction payments from and after the Second Amendment Effective Date in an aggregate amount of not less than $4,000,000.

The Second Amendment also revises the “Change of Control” definition to include, among other circumstances, the acquisition of beneficial ownership of more than 40% (increased from 30%) of the aggregate outstanding voting or economic power of the Company’s equity interests by any person or group (other than Jack Ross).

The Second Amendment also amends the Credit Agreement to include installment payment mechanics for certain legal expenses of ACP, amends the conditions under which the Company may make interest and principal payments on other indebtedness, and amends the prepayment provisions related to certain specified asset dispositions

In connection with the Second Amendment, on March 24, 2026 the Company issued a common stock purchase warrant (the “Lender Warrant”) to Acme Credit Partners Fund I, LP (the “Holder”), a lender under the Credit Agreement. The Lender Warrant provides the Holder the right to purchase 3,000,000 shares of the Company’s common stock at an exercise price of $0.00001 per share. The Lender Warrant has a ten-year term and becomes exercisable upon the occurrence of a “Qualified Event of Default,” defined as the occurrence of any event of default under Section 8.1(a) of the Credit Agreement; the Lender Warrant terminates upon the indefeasible payment in full of all secured obligations under the Credit Agreement and related loan documents.

The Lender Warrant contains an issuance limitation providing that, until stockholder approval is obtained, the Company may not issue shares upon exercise if, after giving effect to such issuance, the Holder and its affiliates would beneficially own more than 19.9% of the Company’s outstanding common stock (the “Beneficial Ownership Limitation”). The Company has covenanted to seek stockholder approval for issuances in excess of the Beneficial Ownership Limitation at the Company’s next annual meeting of stockholders, to be held no later than June 30, 2026, and to use reasonable best efforts to solicit such approval and to cause the Company’s board of directors to recommend approval. The Lender Warrant also provides for a cashless (net) exercise feature following a Qualified Event of Default.

The Term Loan bears interest at the greatest of 6.0% per annum, the Federal Funds Rate plus 0.50% per annum, Term SOFR rate plus 1.00% and the rate last quoted by The Wall Street Journal as the “Prime Rate” in the United States, plus 7.5%, 12.5% per annum at December 31, 2025, and matures on May 30, 2029.

The Company recognized interest expense of $1,326,732 during the year ended December 31, 2025 with an average interest rate of 12.7%.

The Company is required to make future payments as follows:

2026	$525,000
2027	$1,575,000
2028	$1,400,000
2029	$14,000,000

$3,024,000 November 2025 Advance:

On November 12, 2025, the Company entered into a cash advance agreement of $3,024,000 with Cedar Advance LLC for an advancement of working capital through the sale of receivables. The Company received $2,000,000 and recorded $1,024,000 as original issue discount. The loan bears a repayment rate of $84,000 per week with a total payment of $3,024,000. In conjunction with the advance, the Company issued 52,000 shares of common stock to the consultant who facilitated the facility and thus recognized $103,220 as financing cost.

The Company recognized total interest expense of $349,435 and during the year ended December 31, 2025. The outstanding loan balance at December 31, 2025 was $2,436,000, with unamortized debt discount of $777,785 resulting in a net carrying amount of $1,658,215.

As of December 31, 2025 and as of the date of filing this Annual Report, the Company was in compliance with all applicable covenants under its debt agreements.

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

The offering closed on October 24, 2024 (the “initial public offering” or “IPO”). Following the sale of all the shares upon the closing of the initial public offering and the expiration of the over-allotment option, the offering terminated. We received net proceeds of approximately $8,397,044 after deducting underwriting discounts and commissions and the estimated offering expenses. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates. There has been no material change in the planned use of proceeds from our initial public offering as described in the Prospectus.

The Company issued warrants on October 24, 2024 (the “Issuance Date”) to purchase 103,500 shares to the underwriter as part of the IPO with an expiration date of (i) the third (3rd) anniversary of the Exercisability Date, defined as the Issuance Date, for Twenty Five Percent (25%) of the Warrant, (ii) the fourth anniversary of the Exercisability Date for Twenty Five Percent (25%) of the Warrant and (iii) the fifth (5th) anniversary of the Exercisability Date for Fifty Percent (50%) of the Warrant. The Company determined the fair value of the warrants of $490,443 during the year ended December 31, 2024 using the Black-Scholes fair value option-pricing model with the following weighted average assumptions: estimated fair value of the Company’s common stock of $9.01, risk-free interest rates of 4.02%-4.03%, volatility of 69%-76%, expected term of 3-5 years and dividend yield of 0%. Because the warrants were issued in connection with the IPO, the fair value of the warrants was recorded as an offering cost and reflected as a reduction of additional paid-in capital.

During 2025 and 2024 the Company issued 82,360 and 18,000 shares, respectively, to a consultant who facilitated advances (see Note 11).

During 2025, the Company issued 428,570 pre-funded warrants to Knight as a partial settlement of debt. These warrants were fully exercised during the year ended December 31, 2025 (see Note 11).

During 2025, the Company issued 441,178 shares valued at $847,062 in conjunction with an assignment, assumption and release agreement with a note holder (see Note 11).

During 2025, the Company issued 60,000 shares valued at $127,200 to a consultant.

On August 27, 2025 the Company sold an aggregate of 1,750,000 shares at a price to the public of $2.50 per share, pursuant to that certain Underwriting Agreement, dated August 25, 2025, between the Company and Bancroft Capital, LLC, as representative of the several underwriters named in the Underwriting Agreement (the “Representative”). In addition, pursuant to the Underwriting Agreement, the Company granted the Representative a 45-day option to purchase up to 262,500 additional shares of Common Stock to cover over-allotments in connection with the Offering at the public offering price, less underwriting discounts and commissions.

Gross proceeds of the offering were $4,375,000, before deducting underwriting discounts and commissions of seven percent (7%) of the gross proceeds and estimated offering expenses. The Company used the net proceeds from the Offering for working capital and other general corporate purposes. Net proceeds from the offering were $3,719,546.

Pursuant to the Underwriting Agreement, the Company also issued to the Representative and its designees warrants to purchase 52,500 shares to the underwriter as part of an equity raise with an expiration date of (i) the third anniversary of the exercisability date (February 21, 2026) for twenty five percent (25%) of the warrant, (ii) the fourth anniversary of the exercisability date for twenty five percent (25%) of the warrant and (iii) the fifth anniversary of the exercisability date for fifty percent (50%) of the warrant. The Company determined the fair value of the warrants of $51,465 during the year ended December 31, 2025 using the Black-Scholes fair value option-pricing model with the following weighted average assumptions: estimated fair value of the Company’s common stock of $2.09, risk-free interest rates of 3.59-3.69%, volatility of 60-70%, expected term of 3-5 years and dividend yield of 0%. Because the warrants were issued in connection with the IPO, the fair value of the warrants was recorded as an offering cost and reflected as a reduction of additional paid-in capital.

During 2025, the Company granted options to purchase 750,000 shares to a company owned by Mr. Jack Ross, the Chief Executive Officer of the Company, and options to purchase 150,000 shares each to three employees of the Company. The options have a five-year term. One-third (1/3) of the total number of shares of Common Stock (including fractional shares, as applicable) subject to these Options shall vest on the one (1) year anniversary of the Vesting Commencement Date and the remaining two-thirds (2/3) of the total number of shares of Common Stock (including fractional shares, as applicable) subject to this Option shall vest in equal monthly installments over the following twenty-four (24) months; provided, that the Optionholder remains actively providing services to the Company or any of its Affiliates as of each such date. The Company determined the fair value of the options of $1,395,685 during the year ended December 31, 2025 using the Black-Scholes fair value option-pricing model with the following weighted average assumptions; estimated fair value of the Company’s common stock of $2.38, risk-free interest rate of 3.59%, volatility of 65%, expected term of 3.5 years and dividend yield of 0%.

As of December 31, 2025, and 2024, there were 11,483,926 and 8,721,818 shares issued, respectively, and 11,303,853 and 8,541,745 shares outstanding, respectively.

Note 13 – Commitments and Contingencies

Litigation:

From time to time the Company may become a party to litigation in the normal course of business. Management believes that there are no current legal matters that would have a material effect on the Company’s financial position, results of operations or cash flows.

License Revenue:

During 2025 the Company entered into a license agreement with a company to license its IP to territories in the United Arab Emirates and Turkey. The Company recognized $1,500,000 as licensing revenue in conjunction with this agreement during March 2025, $500,000 during May 2025 and $900,000 during June 2025. Due to the instability in the countries, the licensee terminated the agreement in February 2026 with the Company, resulting in a reversal of the $2,900,000 license fee revenue during December 2025. Despite the termination, the Company is still pursuing the registration of the IP in those countries.

Note 14 – Stock Options and Warrants

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees and consultants under a stock option plan at December 31, 2025:

	Options Outstanding			Options Exercisable
Exercise Price ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
$2.38	1,200,000	4.71	$2.38	-	$-

The stock option activity for the year ended December 31, 2025 and 2024 is as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2023	252,102	$6.15
Granted	84,034	10.71
Exercised	-	-
Expired or canceled	(84,034)	(10.71)
Outstanding at December 31, 2024	252,102	6.15
Granted	1,200,000	2.38
Exercised	-	-
Expired or canceled	(252,102)	(6.15)
Outstanding at December 31, 2025	1,200,000	$2.38
Exercisable at December 31, 2025	-	$-

Stock-based compensation expense related to options was $136,248 and $0 during the years ended December 31, 2025 and 2024, respectively, and is recognized using the straight-line method. Stock options outstanding as of December 31, 2025 and 2024, as disclosed in the above table, have an intrinsic value of $0 and $119,748, respectively. As of December 31, 2025, unamortized stock-based compensation costs related to options was $1,259,437 and will be recognized over a period of 2.75 years.

The following table summarizes the changes in warrants at December 31, 2025:

		Warrants Outstanding			Warrants Exercisable
Exercise Price ($)		Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
$	2.75-11.70	156,000	3.35	$8.69	103,500	$11.70

The warrant activity for the year ended December 31, 2025 is as follows:

	Warrants Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2023	-	$-
Granted	103,500	11.70
Exercised	-	-
Expired or canceled	-	-
Outstanding at December 31, 2024	103,500	11.70
Granted	481,070	0.30
Exercised	(428,570)	(0.00001)
Expired or canceled	-	-
Outstanding at December 31, 2025	156,000	$8.69
Exercisable at December 31, 2025	103,500	$11.70

Stock warrants outstanding as of both December 31, 2025 and 2024, as disclosed in the above table, have an intrinsic value of $0.

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

Note 15 – Segments

Segment identification and selection is consistent with the management structure used by the Company’s chief executive officer who is the Chief Operating Decision Maker (CODM) to evaluate performance and make decisions regarding resource allocation, as well as the materiality of financial results consistent with that structure. Based on the Company’s management structure and method of internal reporting, the Company has one operating and reportable segment. The Company derives its revenue from the sale of nutraceuticals. The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The chief operating decision maker assesses performance for the segment and decides how to allocate resources based on net income that also is reported on the income statement as consolidated net income. The measure of segment assets is reported on the balance sheet as total consolidated assets. Significant segment expenses include retailer promotions, freight and fulfillment, marketing and salaries. The Company’s CODM reviews financial information presented and decides how to allocate resources based on net income. The Company does not have any intra-entity sales or transfers. The Company’s CODM does not review operating results on a disaggregated basis; rather, the chief operating decision maker reviews operating results on an aggregated basis.

Revenue attributed to customers in the United States and foreign countries for the years ended December 31, 2025 and 2024 were as follows:

	December 31, 2025	December 31, 2024
United States	$27,318,377	$30,831,188
Canada	2,418,056	3,926,370
Mexico	623,660	3,638
Other	20,716	73,047
	$30,380,809	$34,834,243

The Company’s revenue by product group for the years ended December 31, 2025 and 2024 were as follows:

	December 31, 2025	December 31, 2024
Nutraceuticals	$29,731,664	$33,392,094
Beverages	631,332	1,425,239
Consumer Goods	17,987	16,910
	$30,380,809	$34,834,243

The Company’s revenue by major sales channel for the years ended December 31, 2025 and 2024 were as follows:

	December 31, 2025	December 31, 2024
Online	$8,131,385	$8,360,297
Retail	22,249,424	26,473,946
	$30,380,809	$34,834,243

The Company’s significant expenses for the years ended December 31, 2025 and 2024 were as follows:

	December 31, 2025	December 31, 2024
Retailer promotions	$5,145,915	$6,337,344
Freight and fulfillment	2,401,984	2,026,259
Online marketing	3,391,220	2,884,752
Salaries and benefits, marketing	1,350,751	1,342,419
Royalties and commissions	770,312	342,141
Media credits	859,920	-
TV advertising	103,480	-
Other selling and marketing	199,821	447,686
Gain on payables	-	(389,169)
IT expenses	648,610	557,686
Salaries and benefits, non-marketing	3,316,213	2,239,736
Professional fees	1,623,331	372,305
Other general and administrative expenses	1,592,577	1,547,278
Stock based compensation	438,448	-
Board of Directors compensation	125,000	-
Reserve for bad debts	6,660,650	-
Amortization	133,334	133,334
	$28,761,566	$17,841,771

Long-lived assets (net) attributable to operations in the United States and foreign countries as of December 31, 2025 and 2024 were as follows:

	December 31, 2025	December 31, 2024
United States	$150,000	$283,333
Foreign countries	-	-
	$150,000	$283,333

Note 16 – Subsequent Events

The Company evaluated its December 31, 2025 consolidated financial statements for subsequent events through the date the consolidated financial statements were issued and concluded that except as noted below, no subsequent events have occurred that would require adjustment or disclosure into the consolidated financial statements.

During January 2026, the Company repaid a short-term loan from a related party in the amount of $100,000 along with interest of $15,000.

Subsequent to December 31, 2025, the Company has repaid $175,000 of existing $17,500,000 May 2025 Loan.

During January 2026, the Company paid a bonus to a company owned by the CEO of $400,000 for 2026.

On March 10, 2026, the Company entered into an agreement with Cedar Advance LLC for a cash advance in the amount of $2,800,000 with a repayment amount of $3,500,000 if paid in 30 days. The Company received $980,000 after deducting $140,000 in fees and paying off prior advance of $1,680,000. The Company is required to make weekly payments of $100,800. In conjunction with the advance, the Company agreed to issue 118,000 shares of common stock to the consultant who facilitated the facility and thus recognized $153,400 as financing cost.

During March 2026, the Company entered into a confidential settlement agreement and mutual general release with a vendor. The Company has made payment of $420,000 toward this agreement and the outstanding balance is $280,000.

During March 2026, the Company laid off 13 employees in order to right size its overhead expenses.

During March 2026, the Company was notified by a major customer, Costco, that due to an over-stock of FOCUSfactor inventory, driven by the declining sales of 22%, they are in a position where they will not be ordering the majority of the product for their promotional endcaps for the remainder of the year.

During March 2026, the Company was notified by its subordinated lender, Sanders Morris Harris, LLC., that they believe their loan has a maturity date of March 31, 2026, and they do not intend to grant an extension on the maturity date, although the loan is fully subordinated to the senior lender.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNERGY CHC CORP.

Date: March 31, 2026	By:	/s/ Jack Ross
	Name:	Jack Ross
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jack Ross	Chief Executive Officer and Chairman	March 31, 2026
Jack Ross	(Principal Executive Officer)

/s/ Jaime Fickett	Chief Financial Officer	March 31, 2026
Jaime Fickett	(Principal Financial and Accounting Officer)

/s/ Alfred Baumeler	Director	March 31, 2026
Alfred Baumeler

/s/ J. Paul SoRelle	Director	March 31, 2026
J. Paul SoRelle

/s/ Nitin Kaushal	Director	March 31, 2026
Nitin Kaushal

/s/ Teresa Thompson	Director	March 31, 2026
Teresa Thompson