Form 10-Q
period 2026-03-31
Synergy CHC Corp.
filed 2026-05-14
CIK 1562733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________

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

As of May 11, 2026, there were 15,079,956 shares of common stock, par value $0.00001 per share, of the registrant issued and 14,899,883 shares outstanding.

i

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

Synergy CHC Corp.

Condensed Interim Financial Statements

For the Three Months Ended March 31, 2026 and 2025

Unaudited

(Expressed in U.S. Dollars)

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL
REPORTING CONDENSED INTERIM FINANCIAL REPORTING

The accompanying unaudited condensed interim financial statements of Synergy CHC Corp. (“the Company”) have been prepared by management in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Management acknowledges responsibility for the preparation and presentation of the unaudited condensed interim financial statements, including responsibility for significant accounting estimates and the choice of accounting principles and methods that are appropriate to the Company’s circumstances.

Synergy CHC Corp.

Condensed Consolidated Balance Sheets

	March 31, 2026	December 31, 2025
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$292,115	$2,622,313
Restricted cash	100,000	100,000
Accounts receivable, net	1,268,022	3,203,505
Prepaid expenses (including related party amount of $652,270 and $110,803, respectively)	1,303,173	351,049
Inventory, net	3,381,614	3,737,509
Total Current Assets	6,344,924	10,014,376

Intangible assets, net	116,667	150,000

Total Assets	$6,461,591	$10,164,376

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued liabilities (including payable to shareholder of $193,641 and $197,512, respectively)	$4,031,994	$6,388,219
Income taxes payable	85,811	88,108
Contract liabilities	-	1,526
Short term loans payable, net of debt discount, related party	-	100,000
Current portion of notes payable, net of debt discount	2,730,981	1,658,215
Total Current Liabilities	6,848,786	8,236,068

Long-term Liabilities:
Notes payable, net of debt discount	25,018,055	25,056,446
Total long-term liabilities	25,018,055	25,056,446
Total Liabilities	31,866,841	33,292,514

Commitments and contingencies

Stockholders’ Deficit:
Common stock, $0.00001 par value; 300,000,000 shares authorized; 11,483,926 shares issued; 11,303,853 outstanding	114	114
Additional paid in capital	33,710,857	33,594,550
Common stock to be issued	153,400	-
Accumulated other comprehensive loss	(132,201)	(154,281)
Accumulated deficit	(59,009,920)	(56,441,021)
Less: Treasury stock (180,073 shares) at cost	(127,500)	(127,500)
Total stockholders’ deficit	(25,405,250)	(23,128,138)
Total Liabilities and Stockholders’ Deficit	$6,461,591	$10,164,376

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Synergy CHC Corp.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

	For the three months ended	For the three months ended
	March 31, 2026	March 31, 2025
Revenue
Product Sales	$5,492,705	$6,670,534
License Revenue	-	1,500,000
Total Revenue	5,492,705	8,170,534

Cost of Sales	1,521,910	2,006,513

Gross Profit	3,970,795	6,164,021

Operating expenses
Selling and marketing	2,455,732	2,876,271
General and administrative	2,048,850	1,306,714
Depreciation and amortization	33,333	33,333
Total operating expenses	4,537,915	4,216,318

(Loss) Income from operations	(567,120)	1,947,703

Other (income) expenses
Interest income	(340)	(13,882)
Interest expense	2,012,121	1,095,369
Remeasurement loss on translation of foreign subsidiary	3,718	1,412

Total other expenses	2,015,499	1,082,899

Net (loss) income before income taxes	(2,582,619)	864,804
Income tax benefit	13,720	11,460

Net (loss) income after tax	$(2,568,899)	$876,264

Net (loss) income per share – basic	$(0.23)	$0.10
Net (loss) income per share – diluted	$(0.23)	$0.10

Weighted average common shares outstanding
Basic	11,303,853	8,560,636
Diluted	11,303,853	8,577,620
Comprehensive (loss) income:
Net (loss) income	$(2,568,899)	$876,264
Foreign currency translation adjustment	22,080	(1,935)
Comprehensive (loss) income	$(2,546,819)	$874,329

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Synergy CHC Corp.

Unaudited Condensed Consolidated Statements of Stockholders’ Deficit

	Common stock		Additional Paid in	Accumulated Other Comprehensive Income	Treasury	Accumulated	Total Stockholders’
	Shares	Amount	Capital	(Loss)	stock	Deficit	Deficit
Balance as of December 31, 2024	8,721,818	$87	$27,643,660	$(47,777)	$(127,500)	$(44,099,813)	$(16,631,343)
Foreign currency translation loss				(1,935)			(1,935)
Issuance of common stock for loan financing	30,360	1	117,647				117,648
Net income						876,264	876,264
Balance as of March 31, 2025	8,752,178	$88	$27,761,307	$(49,712)	$(127,500)	$(43,223,549)	$(15,639,366)

	Common stock		Additional Paid in	Common stock to be	Accumulated Other Comprehensive Income	Treasury	Accumulated	Total Stockholders’
	Shares	Amount	Capital	issued	(Loss)	stock	Deficit	Deficit
Balance as of December 31, 2025	11,483,926	$114	$33,594,550	$-	$(154,281)	$(127,500)	$(56,441,021)	$(23,128,138)
Foreign currency translation income					22,080			22,080
Fair value of vested stock options			116,307					116,307
Common stock to be issued for accounts receivable advance financing				153,400				153,400
Net loss							(2,568,899)	(2,568,899)
Balance as of March 31, 2026	11,483,926	$114	$33,710,857	$153,400	$(132,201)	$(127,500)	$(59,009,920)	$(25,405,250)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Synergy CHC Corp.

Unaudited Condensed Consolidated Statements of Cash Flows

	For the three months ended	For the three months ended
	March 31, 2026	March 31, 2025
Cash Flows from Operating Activities
Net (loss) income	$(2,568,899)	$876,264
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Amortization of debt discount and debt issuance cost	951,942	406,841
Depreciation and amortization	33,333	33,333
Stock based compensation	116,307	-
Foreign currency transaction loss (gain)	2,684	(3,137)
Remeasurement loss (gain) on translation of foreign subsidiary	3,718	(1,412)
Changes in operating assets and liabilities:
Accounts receivable	1,935,483	940,519
Other receivables	-	144,637
Loan receivable, related party	-	(833)
Inventory	355,895	(629,935)
Prepaid expenses	(410,657)	(114,787)
Prepaid expense, related party	(541,467)	(195,913)
Income taxes payable	(2,297)	(165,413)
Contract liabilities	(1,526)	(24,216)
Accounts payable and accrued liabilities	(1,915,323)	(2,218,041)
Accounts payable, related party	(3,871)	129,312
Net cash used in operating activities	(2,044,678)	(822,781)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Advances from related party	-	135,000
Repayment of notes payable, related party	(100,000)	-
Proceeds from notes payable	2,660,000	1,496,250
Payment of loan financing fees	(55,000)	-
Repayment of notes payable	(2,812,600)	(1,316,572)
Net cash (used in) provided by financing activities	(307,600)	314,678

Effect of exchange rate on cash, cash equivalents and restricted cash	22,080	(1,935)
Net decrease in cash, cash equivalents and restricted cash	(2,330,198)	(510,038)

Cash and restricted cash, beginning of year	2,722,313	787,920
Cash and restricted cash, end of period	$392,115	$277,882

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$392,846	$573,529
Income taxes	$-	$-

Supplemental Disclosure of Noncash Investing and Financing Activities:
Issuance of common stock for accounts receivable advance financing	$-	$117,648
Loan financing fees, accrued	$110,000	$-
Capitalized interest on senior debt	$400,033	$-
Common stock to be issued for accounts receivable advance financing	$153,400	$-

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements as of March 31, 2026 and for the three months ended March 31, 2026 and 2025 are unaudited. The accompanying condensed consolidated financial statements have been prepared in conformity with US GAAP. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2025 and footnotes thereto, included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 1, 2026.

All amounts referred to in the notes to the condensed consolidated financial statements are in United States Dollars ($) unless stated otherwise.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. As of March 31, 2026 and December 31, 2025, the Company had no cash equivalents. The Company maintains its cash in banks insured by the Federal Deposit Insurance Corporation (FDIC) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At March 31, 2026 and December 31, 2025, the uninsured balances amounted to $126,445 and $2,450,399, respectively.

Restricted Cash

The following table provides a reconciliation of cash and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows.

	March 31, 2026	December 31, 2025

Cash	$292,115	$2,622,313
Restricted cash	100,000	100,000
Total cash and restricted cash shown in the statement of cash flows	$392,115	$2,722,313

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

Revenue Recognition

The Company recognizes revenue in accordance with the Financial Accounting Standards Board’s (“FASB”), Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”). Revenues are recognized when control is transferred to customers in amounts that reflect the consideration the Company expects to be entitled to receive in exchange for those goods. Revenue recognition is evaluated through the following five steps: (i) identification of the contract, or contracts, with a customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations in the contract; and (v) recognition of revenue when or as a performance obligation is satisfied.

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

The Company accounts for its intellectual property (IP) license revenue, which provides the Company’s customer with rights to use the Company’s IP, in accordance with ASC 606. A license may be perpetual or time limited in its application. In accordance with ASC 606, the Company will continue to recognize revenue from IP license at the time of delivery when the customer accepts control of the IP, as the IP is functional without professional services, updates and technical support. The Company has concluded that its IP license is distinct as the customer can benefit from the functional IP on its own. Therefore, the Company has determined the right to use its IP was satisfied at a point in time (on the date the rights to the IP were granted).

Contract Assets

The Company does not have any contract assets such as work-in-process. All trade receivables on the Company’s condensed consolidated balance sheet are from contracts with customers.

Contract Costs

Costs incurred to obtain a contract are capitalized if the Company expects to recover those costs. As a practical expedient, costs to obtain a contract that are short term in nature are expensed as incurred. The Company does not have any contract costs capitalized as of March 31, 2026 and December 31, 2025.

Contract Liabilities

The Company’s contract liabilities consist of advance customer payments. Contract liability results from transactions in which the Company has been paid for products by customers, but for which all revenue recognition criteria have not yet been met. Once all revenue recognition criteria have been met, the contract liabilities are recognized.

	March 31, 2026	December 31, 2025

Beginning balance	$1,526	$24,252
Additions	-	1,526
Recognized as revenue	(1,526)	(24,252)
Ending balance	$-	$1,526

Accounts receivable

Accounts receivable are generally unsecured. The Company establishes an allowance for doubtful accounts receivable based on the age of outstanding invoices and management’s evaluation of collectability. Accounts are written off after all reasonable collection efforts have been exhausted and management concludes that likelihood of collection is remote. Any future recoveries are applied against the allowance for doubtful accounts. As of March 31, 2026 and December 31, 2025, the allowance for doubtful accounts was $43,856 and $377,579, respectively.

Advertising Expense

The Company expenses marketing, promotions and advertising costs as incurred. Such costs are included in selling and marketing expense in the accompanying condensed consolidated statements of operations.

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

NomadChoice Pty Ltd, the Company’s wholly-owned subsidiary is subject to income taxes in Australia, the jurisdictions in which it operates. Significant judgment is required in determining the provision for income tax. There are many transactions and calculations undertaken during the ordinary course of business for which the ultimate tax determination is uncertain. The company recognizes liabilities for anticipated tax audit issues based on the Company’s current understanding of the tax law. Where the final tax outcome of these matters is different from the carrying amounts, such differences will impact the current and deferred tax provisions in the period in which such determination is made.

Synergy CHC Inc., a wholly-owned foreign subsidiary, is subject to income taxes in Canada, the jurisdictions in which it operates. Significant judgment is required in determining the provision for income tax. There are many transactions and calculations undertaken during the ordinary course of business for which the ultimate tax determination is uncertain. The company recognizes liabilities for anticipated tax audit issues based on the Company’s current understanding of the tax law. Where the final tax outcome of these matters is different from the carrying amounts, such differences will impact the current and deferred tax provisions in the period in which such determination is made.

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

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under ASC subtopic 260-10, Earnings Per Share. Basic earnings (loss) per share is computed by dividing the net income (loss) (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted earnings per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock (using the “treasury stock” method), unless their effect on net income per share is anti-dilutive. As of March 31, 2026 and 2025, options to purchase 1,200,000 and 252,102 shares of common stock, respectively, were outstanding. As of March 31, 2026 and 2025, warrants to purchase 3,156,000 and 103,500 shares of common stock, respectively, were outstanding.

The following is a reconciliation of the number of shares used in the calculation of basic and diluted (loss) earnings per share for the three months ended March 31, 2026 and 2025:

	For the three months ended
	March 31, 2026	March 31, 2025

Net (loss) income after tax	$(2,568,899)	$876,264

Weighted average common shares outstanding	11,303,853	8,560,636
Incremental shares from the assumed exercise of dilutive stock options	-	16,984
Dilutive potential common shares	11,303,853	8,577,620

Net (loss) earnings per share:
Basic	$(0.23)	$0.10
Diluted	$(0.23)	$0.10

The following securities were not included in the computation of diluted net (loss) earnings per share as their effect would have been antidilutive, or are non-exercisable:

	For the three months ended
	March 31, 2026	March 31, 2025

Options to purchase common stock	1,200,000	235,118
Warrants to purchase common stock	3,156,000	103,500

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

Our financial instruments consisted primarily of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities and short term and long-term loans payable. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

As of both March 31, 2026 and December 31, 2025, the Company has determined that there were no assets or liabilities measured at fair value on a recurring basis.

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

The functional currency of one of the Company’s foreign subsidiaries (Synergy CHC Inc.) is the Canadian Dollar (CAD). The Company’s foreign subsidiary maintains its records using local currency (CAD). All assets and liabilities of the foreign subsidiary were translated into U.S. Dollars at period end exchange rates and stockholders’ equity is translated at the historical rates. Income and expense items were translated using average exchange rate for the period. The resulting translation adjustments, net of income taxes, are reported as other comprehensive income and accumulated other comprehensive income in the stockholder’s equity in accordance with ASC 220 – Comprehensive Income.

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

The exchange rates used to translate amounts in AUD, CAD and MXN into USD for the purposes of preparing the condensed consolidated financial statements were as follows:

Balance sheet:

	March 31,	December 31,
	2026	2025
Period-end AUD: USD exchange rate	$0.6844	$0.6696
Period-end CAD: USD exchange rate	$0.7174	$0.7296
Period-end MXN: USD exchange rate	$0.0551	$0.0555

Income statement:

	March 31,	March 31,
	2026	2025
Average three months AUD: USD exchange rate	$0.6941	$0.6272
Average three months CAD: USD exchange rate	$0.7290	$0.6968
Average three months MXN: USD exchange rate	$0.0570	$-

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

Segment Reporting

Segment identification and selection is consistent with the management structure used by the Company’s chief executive officer who is the Chief Operating Decision Maker (CODM) to evaluate performance and make decisions regarding resource allocation, as well as the materiality of financial results consistent with that structure. Based on the Company’s management structure and method of internal reporting, the Company has one operating segment. The Company derives its revenue from the sale of nutraceuticals. The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance for the segment and decides how to allocate resources based on net income that also is reported on the income statement as consolidated net income. The measure of segment assets is reported on the balance sheet as total consolidated assets. Significant segment expenses include retailer promotions, freight and fulfillment, marketing and salaries. The Company’s CODM reviews financial information presented and decides how to allocate resources based on net income. The Company does not have any intra-entity sales or transfers. The Company’s CODM does not review operating results on a disaggregated basis; rather, the CODM reviews operating results on an aggregated basis.

Presentation of Financial Statements – Going Concern

Going Concern Evaluation

In connection with preparing unaudited condensed consolidated financial statements for the three months ended March 31, 2026, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the unaudited condensed consolidated financial statements are issued.

The Company considered the following:

●	At March 31, 2026, the Company had an accumulated deficit of $59,009,920.

●	At March 31, 2026, the Company had a decrease in net revenue of $2,677,829.

●	At March 31, 2026, the Company had a decrease in net income of $3,445,163.

●	At March 31, 2026, the Company had a working capital deficit of $503,862.

●	During the three months ended March 31, 2026, the Company used $2,044,678 in operating activities.

Ordinarily, conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern relate to the entity’s ability to meet its obligations as they become due.

The Company evaluated its ability to meet its obligations as they become due within one year from the date that the unaudited condensed consolidated financial statements are issued by considering the following:

●	The Company entered into a second amendment with its current lender which adjusts various covenants and payment terms.

●	The Company laid off 13 employees in order to right size its overhead expenses.

●	The Company has established an at-the-market (“ATM”) equity offering program pursuant to which it may issue and sell shares of its common stock from time to time, subject to market conditions and other factors. Subsequent to March 31, 2026 the Company has drawn down $2,673,201 in gross proceeds.

●	The Company has entered into an equity purchase agreement (“ELOC”), pursuant to which it may issue and sell shares of its common stock from time to time, subject to market conditions and other factors (see Note 16).

Management concluded that the above factors alleviate doubts about the Company’s ability to generate enough cash from operations and other available sources to satisfy its obligations for the next twelve months from the issuance date.

Recent Accounting Pronouncements

In October 2023, the FASB issued ASU No. 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative” (“ASU 2023-06”). ASU 2023-06 amends U.S. GAAP to reflect updates and simplifications to certain disclosure and presentation requirements referred to FASB by the SEC. The targeted amendments incorporate 14 of the 27 disclosures referred by the SEC into codification. Each amendment in ASU 2023-06 is effective on either the date on which the SEC’s removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, or on June 30, 2027, if the SEC has not removed the requirements by that date. The Company is currently evaluating the impact this update will have on its Condensed Consolidated Financial Statements.

In July 2025, the FASB issued ASU No. 2025-05, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”). ASU 2025-05 provides a practical expedient to assume that conditions as of the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. The amendments are effective for the fiscal years beginning after December 15, 2025 and interim periods within those annual reporting periods, with early adoption permitted. The adoption of ASU No. 2025-05 has not affected the Company’s Condensed Consolidated Financial Statements.

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

For U.S. purposes, the Company has not completed its evaluation of net operating loss (NOL) utilization limitations under Internal Revenue Code, as amended (the “Code”) Section 382/383, change of ownership rules. If the Company has had a change in ownership, the NOLs would be limited or eliminated, as to the amount that could be utilized each year, based on the Code. NOLs attributable to Breakthrough Products, Inc., which are the majority of the Company’s domestic NOLs are Separate Return Limitation Year (SRLY) NOLs. Such losses may generally not be available for use (limited or eliminated).

The Company has not filed its State & Local Income/Franchise tax returns in states it is required to file, as such returns and liability remain open. The Company does not expect this to be a significant liability.

The table below summarizes the differences between the U.S. statutory federal rate and the Company’s estimated effective tax rate for the three months ended March 31, 2026 and 2025:

	March 31, 2026 ($)	March 31, 2026	March 31, 2025 ($)	March 31, 2025
U.S. Statutory Rate	$(542,350)	(21)%	$181,609	21%

AU/CA/MXN rates in excess of the US rate	(30,868)	(1)%	(4,593)	(1)%

Increase (decrease) in valuation allowance	590,370	22%	(188,477)	(21)%
Permanent differences	-	-%	-	-%
Prior period true up	(3,432)	(1)%	-	-%
Total provision for income taxes	$(13,720)	(1)%	$(11,460)	(1)%

The Company has deferred tax assets, which have been fully reserved, as follows as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Net operating Losses	$10,703,792	$11,993,073

Obsolete inventory	26,326	26,326
Nonstatutory stock options	548,931	515,319
Other	57,750	43,313
Impairment of intangible asset	220,150	220,150
Amortization	-	-
Bad debt reserve	-	-
Other	-	2,815,819
Deferred tax asset	11,556,949	15,614,000
Valuation allowance for deferred tax assets	(11,556,949)	(15,614,000)
Net deferred tax assets	$-	$-

The Company had tax benefit of $13,720 and $11,460 for the three months ended March 31, 2026 and 2025, respectively.

Income tax provision (benefit) consists of the following for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
Income tax provision (benefit):	2026	2025
Current
Federal	$-	$-
State	-
Foreign	(13,720)	(11,460)
Total Current	(13,720)	(11,460)
Deferred
Federal	-	-
State	-	-
Foreign	-	-
Total Deferred	-	-

Total income tax benefit	$(13,720)	$(11,460)

The table below summarizes the (loss) income before taxes for domestic and foreign jurisdictions:

	March 31, 2026	March 31, 2025

Domestic (U.S.)	$(2,239,496)	$916,230
Foreign	(343,123)	(51,426)
Total	$(2,582,619)	$864,804

The table below summarizes the income tax expense for the three months ended March 31, 2026 and 2025:

	March 31, 2026	March 31, 2025
Federal	$-	$-
State	-
Foreign	(13,720)	(11,460)
Total	$(13,720)	$(11,460)

The Company also has net operating loss carryforwards of approximately $59,582,000  and approximately $57,000,000 (United States, Canada and Australia) included in the deferred tax assets for March 31, 2026 and December 31, 2025, respectively, the majority attributable to the acquisition of Breakthrough Products, Inc. However, due to limitations of carryover attributes and separate return limitation year rules, it is unlikely the company will benefit from the NOLs and thus management has determined a 100% valuation allowance is required. Further, the Company has not completed an evaluation of the NOLs attributable to Breakthrough Products, Inc. at the date of this report.

Note 4 – Accounts Receivable

Accounts receivable, net of allowances for doubtful accounts, consisted of the following:

	March 31, 2026	December 31, 2025
Trade accounts receivable	$1,311,878	$3,581,084
Less allowances	(43,856)	(377,579)
Total accounts receivable, net	$1,268,022	$3,203,505

During the three months ended March 31, 2026 and 2025, the Company charged $0 to bad debt expense. During the three months ended March 31, 2026 the Company wrote off $333,720 of allowance for doubtful accounts to accounts receivable that it deemed uncollectible. The Company’s accounts receivables fluctuate due to increasing or decreasing shipments and promotions that it runs with its customers. The Company records an allowance for doubtful accounts when it becomes more likely than not that an account is uncollectible.

Note 5 – Prepaid Expenses

At March 31, 2026 and December 31, 2025, prepaid expenses consisted of the following:

	March 31, 2026	December 31, 2025
Advances for inventory	$195,234	$168,174
Insurance	79,103	17,081
Accounting	45,000	-
Contract employee, related party	638,203	110,803
Rent, related party	14,067	-
Legal expenses	105,341	-
Conferences	24,614	11,333
Professional fees	89,405	-
IT expenses	60,166	43,132
Payroll	51,504	-
Miscellaneous	536	526
Total	$1,303,173	$351,049

Note 6 – Concentration of Credit Risk

Cash and cash equivalents

The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (FDIC) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At March 31, 2026 and December 31, 2025, the uninsured balances amounted to $126,445 and $2,450,399 respectively.

Accounts receivable

As of March 31, 2026 and December 31, 2025, three customers and one customer accounted for 58% and 71%, respectively, of the Company’s trade accounts receivable.

Major customers

For the three months ended March 31, 2026, three customers accounted for approximately 85% of the Company’s net revenue. For the three months ended March 31, 2025, three customers accounted for approximately 71% of the Company’s net revenue. Substantially all of the Company’s business is with companies in North America.

Accounts payable

As of March 31, 2026 and December 31, 2025, two vendors accounted for 57% and 64%, respectively, of the Company’s accounts payable.

Major suppliers

For the three months ended March 31, 2026, one supplier accounted for approximately 38% of the Company’s purchases. For the three months ended March 31, 2025, two suppliers accounted for approximately 44% of the Company’s purchases.

Note 7 – Inventory

Inventory consists of finished goods, components and raw materials. The Company’s inventory is stated at the lower of cost (FIFO cost basis) or net realizable value.

The carrying value of inventory consisted of the following:

	March 31, 2026	December 31, 2025
Finished goods	$2,993,516	$3,325,093
Components	302,641	412,416
Ingredients	85,457	-
Total inventory	$3,381,614	$3,737,509

During the three months ended March 31, 2026 and 2025, the Company had no inventory write-offs.

Note 8 – Intangible Assets

	March 31, 2026	December 31, 2025

License Fee	$450,000	$450,000
Less accumulated amortization	(333,333)	(300,000)
Intangible assets, net	$116,667	$150,000

Amortization for both the three months ended March 31, 2026 and 2025 was $33,333.

The estimated aggregate amortization expense over each of the next five years is as follows:

2026 (remaining)	$100,000
2027	16,667

Note 9 – Related Party Transactions

The Company paid consulting fees through March 2026 to a company owned by Mr. Jack Ross, Chief Executive Officer of the Company. The Company advanced $377,400 of consulting fees and expensed $225,000 of consulting fees during the three months ended March 31, 2026. The Company advanced $180,000 in prepaid consulting fees during the three months ended March 31, 2025. The Company paid a bonus of $400,000 for 2026 to the related party. The prepaid balance as of March 31, 2026 and December 31, 2025 was $638,203 and $110,803, respectively. During March 2026, the Company paid $12,500 for a vehicle allowance, of which $7,500 has been expensed and $5,000 remains in prepaid expenses. During the three months ended March 31, 2026, the Company repaid a short-term note of $100,000. The balance owed as of March 31, 2026 was $0. During the three months ended March 31, 2025, the Company was advanced $135,000 in the form of a short-term note. The balance owed as of March 31, 2025 was $135,000.

The Company paid rent through March 2026 to a company owned by Mr. Jack Ross, Chief Executive Officer of the Company. The Company expensed $58,824 Canadian Dollars ($42,885 US Dollars) for the three months ended March 31, 2026, leaving a prepaid balance of $19,608 Canadian Dollars ($14,067 US Dollars).

On December 23, 2016, the Company entered into an agreement with Knight Therapeutics (“Knight”), a shareholder of the Company, for the distribution rights of FOCUSfactor in Canada. In conjunction with this agreement, the Company is required to pay Knight a distribution fee equal to 30% of gross sales for sales achieved through a direct sales channel and 5% of gross sales for sales achieved through retail sales. The minimum due to Knight under this agreement is $100,000 Canadian dollars. As of both March 31, 2026 and December 31, 2025, the total outstanding balance was $269,920 Canadian dollars. In US Dollars, the total outstanding balance was $193,641 and $196,934 as of March 31, 2026 and December 31, 2025, respectively.

The Company expensed royalty of $0 and $4,549 for the three months ended March 31, 2026 and 2025, respectively. At March 31, 2026 and December 31, 2025, the Company owed Knight $0 and $578, respectively, in connection with a royalty distribution agreement.

Note 10 – Accounts Payable and Accrued Liabilities

As of March 31, 2026 and December 31, 2025, accounts payable and accrued liabilities consisted of the following:

	March 31, 2026	December 31, 2025
Accrued payroll	$405,723	$316,580
Legal fees	260,000	233,199
Commissions	229,412	297,831
Manufacturers	1,202,911	1,664,299
Promotions	686	1,126,523
Accounting Fees	86,712	53,683
Freight	169,952	274,735
Royalties, shareholder	193,641	197,512
Warehousing	516,679	894,161
Sales taxes	1,145	106,909
Payroll taxes	308,598	446,521
Professional Fees	26,400	-
Interest	181,904	300,397
Lender fees	325,000	325,000
Others	123,231	150,867
Total	$4,031,994	$6,388,219

The Company has estimated and accrued for its sales tax liability at $1,145 and $355 for the parent entity as of March 31, 2026 and December 31, 2025, respectively.

Note 11 – Notes Payable

The Company’s notes payable at March 31, 2026 and December 31, 2025 are as follows:

	March 31, 2026	December 31, 2025
$2,000,000 and $6,000,000 Notes	$9,595,223	$9,595,223
$3,024,000 November 12, 2025 Accounts Receivable Advance	-	2,436,000
$4,032,000 March 10, 2026 Accounts Receivable Advance	3,830,400	-
$17,500,000 May 2025 Loan	17,725,033	17,500,000
	31,150,656	29,531,223
Unamortized debt issuance cost and debt discount	(3,401,620)	(2,816,562)
Total	27,749,036	26,714,661

Current portion, other	(2,730,981)	(1,658,215)
Long-term portion, other	$25,018,055	$25,056,446

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

On May 30, 2025, the Company entered into a Subordination Agreement in relation to this loan, whereby this loan becomes subordinated debt to the senior lender ($17,500,000 May 2025 Loan). This loan may only be repaid based on certain conditions which must be met before payment can be made. There is no maturity date on this loan, and bears interest at 12% per annum.

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

During March 2026, the Company was notified that this lender believed this loan had a maturity date of March 31, 2026 and they did not intend to grant an extension on the maturity date. Due to this loan being fully subordinated to the senior lender, the Company does not believe this loan has any maturity date while the senior debt is outstanding.

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

The Company received $15,000,000 in May 2025 on the initial draw and $2,500,000 in June 2025 on a delayed draw. The proceeds of the loan were used to pay out existing debt. The Company recorded $2,385,954 as original debt discount. The Company recognized $155,943 as amortization during the three months ended March 31, 2026. The unamortized balance amounts to $2,034,500 at March 31, 2026.

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

The Second Amendment amends the fixed charge coverage ratio to be measured at December 31, 2026 and must be not less than 1.20:1.00 for each of the trailing four fiscal quarters thereafter.

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

The Second Amendment also amends the Credit Agreement to include installment payment mechanics for certain legal expenses of ACP, amends the conditions under which the Company may make interest and principal payments on other indebtedness, and amends the prepayment provisions related to certain specified asset dispositions.

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

The Lender Warrant contains an issuance limitation providing that, until stockholder approval is obtained, the Company may not issue shares upon exercise of, after giving effect to such issuance, the Holder and its affiliates would beneficially own more than 19.9% of the Company’s outstanding common stock (the “Beneficial Ownership Limitation”). The Company has covenanted to seek stockholder approval for issuances in excess of the Beneficial Ownership Limitation at the Company’s next annual meeting of stockholders, to be held no later than June 30, 2026, and to use reasonable best efforts to solicit such approval and to cause the Company’s board of directors to recommend approval. The Lender Warrant also provides for a cashless (net) exercise feature following a Qualified Event of Default.

The Term Loan bears interest at the greatest of 6.0% per annum, the Federal Funds Rate plus 0.50% per annum, Term SOFR rate plus 1.00% and the rate last quoted by The Wall Street Journal as the “Prime Rate” in the United States, plus 7.5%, which resulted in an effective rate of 14.25% per annum as of March 31, 2026, and matures on May 30, 2029.

The Company recognized interest expense of $742,460 during the three months ended March 31, 2026. The Company accrued interest of $400,033, which is added to the principal balance.

ACP has informally alleged that a default has occurred under the Credit Agreement, but the Company has not received any formal written notice of the alleged default. The Company does not believe it is in default and, if a notice of the alleged default is delivered, it intends to vigorously dispute the alleged default and pursue all available rights and defenses. While the Company cannot predict the outcome of this matter, if the alleged default is formally declared and not resolved, it could result in remedies under the Credit Agreement, which could adversely affect the Company's liquidity.

The Company is required to make future payments as follows:

2026	$350,000
2027	$1,575,000
2028	$1,400,000
2029	$14,400,033

$3,024,000 November 2025 Accounts Receivable Advance:

On November 12, 2025, the Company entered into a cash advance agreement of $3,024,000 with Cedar Advance LLC for an advancement of working capital through the sale of receivables. The Company received $2,000,000 and recorded $1,024,000 as original issue discount. The advance bears a repayment rate of $84,000 per week with a total payment of $3,024,000. In conjunction with the advance, the Company issued 52,000 shares of common stock to the consultant who facilitated the facility and thus recognized $103,220 as financing cost.

The Company recognized interest expense of $777,785 during the three months ended March 31, 2026. During March 2026, this advance was consolidated into the advance detailed below. The outstanding advance balance at March 31, 2026 and December 31, 2025 was $0 and $2,436,000, with unamortized debt discount of $0 and $777,785 resulting in a net carrying amount of $0 and $1,658,215, respectively.

$4,032,000 March 2026 Accounts Receivable Advance:

On March 10, 2026, the Company entered into a cash advance agreement of $4,032,000 with Cedar Advance LLC for an advancement of working capital through the sale of receivables. The Company received $980,000 and repaid $1,680,000 of the November advance. The Company recorded $1,372,000 as original issue discount. The advance bears a repayment rate of $100,800 per week with a total payment of $4,032,000. In conjunction with the advance, the Company will issue 118,000 shares of common stock to the consultant who facilitated the facility and thus recognized $153,400 as financing cost.

The Company recognized total interest expense of $171,614 during the three months ended March 31, 2026. The outstanding advance balance at March 31, 2026 was $3,830,400, with unamortized debt discount of $1,353,786 resulting in a net carrying amount of $2,476,614.

Subsequent to March 31, 2026 the Company has made two payments of $201,600 on this advance.

As of March 31, 2026 and as of the date of filing this Report, the Company was in compliance with all applicable covenants under its debt agreements.

Note 12 – Stockholders’ Deficit

The total number of shares of all classes of capital stock which the Company is authorized to issue is 300,000,000 shares of common stock with $0.00001 par value.

As of both March 31, 2026 and December 31, 2025, there were 11,483,926 shares issued, and 11,303,853 shares outstanding.

Note 13 – Commitments and Contingencies

Litigation:

From time to time the Company may become a party to litigation in the normal course of business. Management believes that there are no current legal matters that would have a material effect on the Company’s financial position or results of operations.

License Revenue:

During 2025 the Company entered into a license agreement with a company to license its IP to territories in the United Arab Emirates and Turkey. The Company recognized $1,500,000 as licensing revenue in conjunction with this agreement during March 2025. Due to the instability in the countries, the licensee terminated the agreement in February 2026 with the Company, resulting in a reversal of the $1,500,000 license fee revenue during December 2025. Despite the termination, the Company is still pursuing the registration of the IP in those countries.

Note 14 – Stock Options and Warrants

The following table summarizes the options outstanding, option exercisability and the related prices for the shares of the Company’s common stock issued to employees and consultants under a stock option plan at March 31, 2026:

	Options Outstanding			Options Exercisable
Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
$2.38	1,200,000	4.46	$2.38	-	$-

The stock option activity for the three months ended March 31, 2026 is as follows:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2025	1,200,000	$2.38
Granted	-	-
Exercised	-	-
Expired or canceled	-	-
Outstanding at March 31, 2026	1,200,000	$2.38
Exercisable at March 31, 2026	-	$-

Stock-based compensation expense related to vested options was $116,307 during the three months ended March 31, 2026 and is recognized utilizing the straight-line method. Stock options outstanding as of March 31, 2026, as disclosed in the above table, have an intrinsic value of $0. Stock options exercisable as of March 31, 2026, as disclosed in the above table, have an intrinsic value of $0. As of March 31, 2026, unamortized stock-based compensation costs related to options was $1,144,243 and will be recognized over a period of 2.5 years.

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued at March 31, 2026:

	Warrants Outstanding			Warrants Exercisable
Exercise Price ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
$0.00001–11.70	3,156,000	3.16	$0.43	156,000	$8.69

The warrant activity for the three months ended March 31, 2026 is as follows:

	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2025	156,000	$8.69
Granted	3,000,000	0.00001
Exercised	-	-
Expired or canceled	-	-
Outstanding at March 31, 2026	3,156,000	$0.43
Exercisable at March 31, 2026	156,000	$8.69

Stock warrants outstanding as of March 31, 2026, as disclosed in the above table, have an intrinsic value of $3,869,970. Stock warrants exercisable as of March 31, 2026, as disclosed in the above table, have an intrinsic value of $0.

Note 15 – Segments

Segment identification and selection is consistent with the management structure used by the Company’s CODM to evaluate performance and make decisions regarding resource allocation, as well as the materiality of financial results consistent with that structure. Based on the Company’s management structure and method of internal reporting, the Company has one operating segment. The Company derives its revenue from the sale of nutraceuticals. The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance for the segment and decides how to allocate resources based on net income that also is reported on the income statement as consolidated net income. The measure of segment assets is reported on the balance sheet as total consolidated assets. Significant segment expenses include retailer promotions, freight and fulfillment, marketing and salaries. The Company’s CODM reviews financial information presented and decides how to allocate resources based on net income. The Company does not have any intra-entity sales or transfers. The Company’s CODM does not review operating results on a disaggregated basis; rather, the CODM reviews operating results on an aggregated basis.

Net sales attributed to customers in the United States and foreign countries for the three months ended March 31, 2026 and 2025 were as follows:

	March 31, 2026	March 31, 2025
United States	$5,221,880	$7,454,724
Canada	227,580	656,877
Mexico	42,831	1,320
Other	414	57,613
	$5,492,705	$8,170,534

The Company’s net sales by product group for the three months ended March 31, 2026 and 2025 were as follows:

	March 31, 2026	March 31, 2025
Nutraceuticals	$4,824,763	$6,639,564
Beverages	667,942	30,970
License Revenue	-	1,500,000
	$5,492,705	$8,170,534

The Company’s net sales by major sales channel for the three months ended March 31, 2026 and 2025 were as follows:

	March 31, 2026	March 31, 2025
Online	$1,787,085	$2,761,845
Retail	3,705,620	5,408,689
	$5,492,705	$8,170,534

The Company’s significant segment expenses for the three months ended March 31, 2026 and 2025 were as follows:

	March 31, 2026	March 31, 2025
Retailer promotions	$689,381	$939,453
Freight and fulfillment	341,919	497,748
Online marketing	900,722	931,827
Salaries and benefits, marketing	432,559	328,174
Other selling and marketing	91,491	179,069
IT expenses	144,704	140,576
Salaries and benefits, non-marketing	1,059,304	567,993
Professional fees	254,270	163,768
Travel	160,733	155,120
Stock based compensation	160,057	-
Board of Directors compensation	31,250	-
Other general and administrative expenses	238,192	279,257
Amortization	33,333	33,333
	$4,537,915	$4,216,318

Long-lived assets (net) attributable to operations in the United States and foreign countries as of March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026	December 31, 2025
United States	$116,667	$150,000
Foreign countries	-	-
	$116,667	$150,000

Note 16 – Subsequent Events

Management evaluated all activities of the Company through the issuance date of the Company’s unaudited condensed consolidated financial statements and concluded that except as noted below, no subsequent events have occurred that would require adjustment or disclosure into the unaudited condensed consolidated financial statements.

During April 2026, the Company sold 3,278,030 shares under its ATM program, raising $2,673,201 in gross proceeds, which includes $80,261 of issuance expenses.

During April 2026, the Company issued 118,000 shares to a consultant that facilitated the loan facility.

During April 2026, the Company issued 200,000 shares for services rendered.

On May 11, 2026, the Company filed a Current Report on Form 8-K with the SEC regarding the entry into an equity purchase agreement (“ELOC”), pursuant to which the Company may issue and sell shares of its common stock from time to time, subject to market conditions and other factors.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 1, 2026 (the “Annual Report”) and the “Risk Factors” section of this Quarterly Report. Our securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a provider of consumer health care, beauty, and lifestyle products. Our current brand portfolio consists of two core brands: FOCUSfactor, a clinically-tested brain health supplement (this study was performed independently and is not related to any FDA-approved Investigational New Drug application) that has been shown to improve memory, concentration and focus, and Flat Tummy, a lifestyle brand that provides a suite of nutritional products to help women achieve their weight management goals.

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

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
	(Unaudited)	(Unaudited)
Net (loss) income	$(2,568,899)	$876,264
Interest income	(340)	(13,882)
Interest expense	2,012,121	1,095,369
Income tax benefit	(13,720)	(11,460)
Depreciation and amortization	33,333	33,333
EBITDA	$(537,505)	$1,979,624

EBITDA is considered a non-GAAP financial measure. EBITDA represents earnings before interest, taxes, depreciation and amortization. Our definition of EBITDA might not be comparable to similarly titled measures reported by other companies.

Results of Operations for the Three Months Ended March 31, 2026 and March 31, 2025

During both the three months ended March 31, 2026 and 2025, we focused on developing our currently owned brands into new markets and by product extensions. Our objective is to grow our two targeted verticals (Nutraceuticals and Ready To Drinks (RTDs)) to provide a balanced and synergistic portfolio that drives consumer demand via multiple channels. Our Nutraceuticals vertical consists of FOCUSfactor, including RTDs, and Flat Tummy consumables.

Revenue

For the three months ended March 31, 2026, we had revenue of $5,492,705 from sales of our products, as compared to revenue of $8,170,534 for the three months ended March 31, 2025. The revenue is comprised of the following categories:

	March 31, 2026	March 31, 2025
Nutraceuticals	$4,824,763	$6,639,564
Beverages	667,942	30,970
License Revenue	-	1,500,000
	$5,492,705	$8,170,534

We had a decrease in Nutraceuticals revenue in the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 due to a decrease in online sales. We had an increase in Beverages revenue in the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 due to new retail distribution. We had a decrease in License Revenue in the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 as that was a one-time item that did not repeat.

Cost of Revenue

For the three months ended March 31, 2026, our cost of revenue was $1,521,910. Our cost of revenue for the three months ended March 31, 2025, was $2,006,513. The decrease in cost of sales was primarily due to the decrease in revenue.

Gross Profit

Gross profit was $3,970,795, or 72% of revenue, for the three months ended March 31, 2026, as compared to gross profit of $6,164,021, or 75% of revenue, for the same period in 2025, a decrease of $2,193,226, or 36%. The decrease in gross profit is directly related to the license revenue in 2025.

Operating Expenses

Selling and Marketing Expenses

For the three months ended March 31, 2026, our selling and marketing expenses were $2,455,732 as compared to $2,876,271 for the three months ended March 31, 2025, which is primarily due to lower revenue.

General and Administrative Expenses

For the three months ended March 31, 2026, our general and administrative expenses were $2,048,850. For the three months ended March 31, 2025, our general and administrative expenses were $1,306,714. The increase is largely due to increased salaries and benefits, stock-based compensation, board compensation and professional fees.

Depreciation and Amortization Expenses

For both the three months ended March 31, 2026 and 2025, our depreciation and amortization expenses were $33,333.

Other Income and Expenses

For the three months ended March 31, 2026 and 2025 we had other income and expense items as follows:

	Three months ended March 31, 2026	Three months ended March 31, 2025

Interest expense	$2,012,121	$1,095,369
Interest income	(340)	(13,882)
Remeasurement loss on translation of foreign subsidiary	3,718	1,412
Total other expense	$2,015,499	$1,082,899

For the three months ended March 31, 2026, we had net interest expense of $2,012,121 as compared to $1,095,369 for the three months ended March 31, 2025. The increase is primarily due to an advance taken and the amortization of original debt discount on the May 2025 loan.

Net Income

For the three months ended March 31, 2026, our net loss was $2,568,899 as compared to a net income of $876,264 for the three months ended March 31, 2025 due to lower revenue.

Liquidity and Capital Resources

Overview

As of March 31, 2026, we had $292,115 cash on hand and restricted cash of $100,000 which is held for credit card collateral.

In connection with preparing unaudited condensed consolidated financial statements for the three months ended March 31, 2026, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the unaudited condensed consolidated financial statements are issued.

The Company considered the following:

●	At March 31, 2026, we had an accumulated deficit of $59,009,920.

●	At March 31, 2026, we had a decrease in net revenue of $2,677,829.

●	At March 31, 2026, we had a decrease in net income of $3,445,163.

●	At March 31, 2026, we had a working capital deficit of $503,862

●	During the three months ended March 31, 2026, we used $2,044,678 in operating activities.

Ordinarily, conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern relate to the entity’s ability to meet its obligations as they become due.

We evaluated our ability to meet our obligations as they become due within one year from the date that the unaudited condensed consolidated financial statements are issued by considering the following:

●	We entered into a second amendment with our current lender which adjusts various covenants and payment terms.

●	We laid off 13 employees in order to right size our overhead expenses.

●	We established an at-the-market (“ATM”) equity offering program pursuant to which we may issue and sell shares of our common stock from time to time, subject to market conditions and other factors. Subsequent to March 31, 2026, we have drawn down $2,673,201 in gross proceeds.

●	We have entered into an equity purchase agreement (“ELOC”), pursuant to which we may issue and sell shares of our common stock from time to time, subject to market conditions and other factors (see Note 16).

Cash Flows from Operating Activities

For the three months ended March 31, 2026, net cash used in operating activities was $2,044,678 compared to net cash used in operating activities of $822,781 for the three months ended March 31, 2025. This increase in net cash used by operating activities for the three months ended March 31, 2026 was primarily attributable to a decrease in net income.

For the three months ended March 31, 2026, net cash used in operating activities of $2,044,678 consisted of our net loss of $2,568,899 adjusted by:

Amortization of debt issuance cost	$951,942
Depreciation and amortization	33,333
Stock based compensation	116,307
Foreign currency transaction gain	2,684
Remeasurement loss on translation of foreign subsidiary	3,718
Changes in operating assets and liabilities:
Accounts receivable	1,935,483
Inventory	355,895
Prepaid expense	(410,657)
Prepaid expense, related party	(541,467)
Income taxes payable	(2,297)
Contract liabilities	(1,526)
Accounts payable and accrued liabilities	(1,915,323)
Accounts payable, related party	(3,871)

For the three months ended March 31, 2025, net cash used in operating activities of $822,781 consisted of our net income of $876,264 adjusted by:

Amortization of debt issuance cost	$406,841
Depreciation and amortization	33,333
Foreign currency transaction gain	(3,137)
Remeasurement gain on translation of foreign subsidiary	(1,412)
Changes in operating assets and liabilities:
Accounts receivable	940,519
Other receivables	144,637
Loan receivable, related party	(833)
Inventory	(629,935)
Prepaid expense	(114,787)
Prepaid expense, related party	(195,913)
Income taxes payable	(165,413)
Contract liabilities	(24,216)
Accounts payable and accrued liabilities	(2,218,041)
Accounts payable, related party	129,312

Cash Flows from Investing Activities

For the three months ended March 31, 2026 and 2025, we used net cash of $0 in investing activities.

Cash Flows from Financing Activities

For the three months ended March 31, 2026, net cash used in financing activities was $307,600 compared to net cash provided by financing activities of $314,678 for the three months ended March 31, 2025. The decrease was attributable to decreased proceeds of notes.

Financing activities during the three months ended March 31, 2026 and 2025:

	Three months ended March 31, 2026	Three months ended March 31, 2025
Advances from related party	$-	$135,000
Repayment of notes payable, related party	(100,000)	-
Proceeds from notes payable	2,660,000	1,496,250
Payment of loan financing fees	(55,000)	-
Repayment of notes payable	(2,812,600)	(1,316,572)

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

Off-Balance Sheet Arrangements

During the three months ended March 31, 2026, and during the year ended December 31, 2025, we had no off-balance sheet arrangements.

Inflation

The effect of inflation on our operating results was not significant in the three months ended March 31, 2026 or 2025.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Quarterly Report, (i) the Company’s disclosure controls and procedures were not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”), and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the quarter ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

We are not party to any material legal proceedings. From time to time, we may be involved in legal proceedings or subject to claims incidental to the ordinary course of business. The outcome of litigation is inherently uncertain, and there can be no assurances that favorable outcomes will be obtained. In addition, regardless of the outcome, such proceedings or claims can have an adverse impact on us, which may be material because of defense and settlement costs, diversion of resources and other factors.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Quarterly Report. However, as of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in the “Risk Factors” section of the Annual Report. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) None.

(b) None.

(c) During the quarter ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit

3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1, filed by Synergy CHC Corp. with the SEC on September 16, 2024)
3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed by Synergy CHC Corp. with the SEC on June 18, 2025)
3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1, filed by Synergy CHC Corp. with the SEC on June 28, 2024)
4.1	Common Stock Purchase Warrant, dated as of March 24, 2026, by Synergy CHC Corp. to Acme Credit Partners Fund I, LP. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed by Synergy CHC Corp. with the SEC on March 25, 2026)
10.1	Second Amendment to Term Loan Credit Agreement, dated as of March 24, 2026, by and among Synergy CHC Corp. as Borrower, each subsidiary of the Borrower listed as a Guarantor therein, the lenders from time to time party thereto as Lenders and ACP Agency, LLC, as Collateral Agent and Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by Synergy CHC Corp. with the SEC on March 25, 2026)
31.1*	Rule 13a-14(a) Certification by Principal Executive Officer
31.2*	Rule 13a-14(a) Certification by Principal Financial and Accounting Officer
32.1**	Section 1350 Certification of Principal Executive Officer
32.2**	Section 1350 Certification of Principal Financial and Accounting Officer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101)

*	Filed with this Report.
**	Furnished with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNERGY CHC CORP.

Date: May 14, 2026	By:	/s/ Jack Ross
	Name:	Jack Ross
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)